Form 10QSB
period 1996-03-31
ORTEC INTERNATIONAL INC
filed 1996-05-13
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-27368

                            ORTEC INTERNATIONAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              11-3068704
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

     8000 COOPER AVENUE, BLDG. 28
            GLENDALE, NY                                              11385
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 326-4698

                                ----------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   ----------

The number of shares outstanding of the Issuer's common stock is 3,621,838 (as of May 2, 1996).

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1996

                              ITEMS IN FORM 10-QSB

                                                                         Page
                                                                         ----
Facing page

Part I
         Item 1.           Financial Statements.                            1
         Item 2.           Plan of Operation.                              10

Part II
         Item 1.           Legal Proceedings and Claims.                   12
         Item 2.           Changes in Securities.                         None
         Item 3.           Default Upon Senior Securities.                None
         Item 4.           Submission of Matters to
                           a Vote of Security Holders.                    None
         Item 5.           Other Information.                             None
         Item 6.           Exhibits and Reports on Form 8-K.               13
Signatures

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               MARCH 31,         DECEMBER 31,
                                                 1996               1995
                                              -----------        ------------
            ASSETS

Current assets:
  Cash and equivalents                        $ 3,684,274         $    2,364
  Other current assets                                 71                 57
                                              -----------         ----------
Total current assets                            3,684,345              2,421
                                              -----------         ----------

Property and equipment, at cost:
  Laboratory equipment                            234,596            223,888
  Office furniture and equipment                   58,997             54,527
  Construction in progress                        251,118             49,847
                                              -----------         ----------
                                                  544,711            328,262
  Accumulated depreciation and
   amortization                                   185,245            171,075
                                              -----------         ----------
                                                  359,466            157,187
                                              -----------         ----------
Other assets:
  Patent application costs                        373,380            369,600
  Deferred offering costs                                            314,697
  Organization costs, net of
   amortization                                                          509
  Deposits                                          4,387              4,056
                                              -----------         ----------
Total other assets                                377,767            688,862
                                              -----------         ----------
Total Assets                                  $ 4,421,578         $  848,470
                                              ===========         ==========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               MARCH 31,         DECEMBER 31,
                                                 1996               1995
                                                 ----               ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                $   510,979         $  790,869
  Notes payable                                                      515,500
                                              -----------         ----------
Total current liabilities                         510,979          1.306,369
                                              -----------         ----------
Deferred occupancy costs                                               1,327
                                                                  ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   3,621,838 at March 31, 1996 and
   2,408,972 at December 31, 1995                   3,622              2,409
  Additional paid-in capital                    9,620,243          4,749,384
  Deficit accumulated during the
   development stage                           (5,713,266)        (5,211,019)
                                              -----------         ----------
Total stockholders' equity                      3,910,599         (  459,226)
                                              -----------         ----------
Total Liabilities and
 Stockholders' Equity                         $ 4,421,578        $   848,470
                                              ===========        ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Cumulative from
                                                                       March 12, 1991
                                       Quarter ended March 31,         (inception) to
                                       -----------------------         March 31, 1996
                                                                       --------------
                                       1996               1995
                                       ----               ----
Revenue
  Interest income                    $  34,471         $   6,172         $   101,629
                                     ---------         ---------         -----------

Expenses
  Research and development             221,455           115,269           2,611,007
  Rent                                   6,443             5,433              84,316
  Consulting                            40,933            25,835             536,696
  Personnel                            140,016            69,321           1,285,057
  General and administrative           126,844            37,948           1,234,024
  Other expense, net                     1,027                                63,795
                                     ---------         ---------         -----------
                                       536,718           253,806           5,814,895
                                     ---------         ---------         -----------
Net loss                             $(502,247)        $(247,634)        $(5,713,266)
                                     ---------         ---------         -----------
Net loss per share                   $    (.14)        $    (.09)        $     (2.35)
                                     ---------         ---------         -----------
Weighted average common and
 common equivalent shares
 outstanding                         3,670,195         2,720,208          2,428,413
                                     ---------         ---------          ---------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Deficit
                                    Common Stock                          accumulated
                                 -------------------      Additional        in the
                                                            Paid-in       development
                                   Shares     Amount        Capital          stage            Total
                                 ---------    ------      ----------      -----------      -----------
Issuance of stock:
 Founders                        1,553,820    $1,554      $     (684)                      $       870
 First private placement           217,440       217          64,783                            65,000
 The Director                      149,020       149         249,851                           250,000
 Second private placement           53,020        53         499,947                           500,000
 Share issuance expenses                                     (21,118)                          (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                       $  (281,644)        (281,644)
                                 ---------    ------      ----------      -----------      -----------
Balance - December 31, 1991      1,973,300     1,973         792,779         (281,644)         513,108

Issuance of stock:
 Second private placement           49,320        49         465,424                           465,473
 Stock purchase agreement with
  The Director                      31,820        32         299,966                           299,998
 Share issuance expenses                                     (35,477)                          (35,477)
Net loss for the year ended
 December 31, 1992                                                           (785,941)        (785,941)
                                 ---------    ------      ----------      -----------      -----------
Balance - December 31, 1992      2,054,440     2,054       1,522,692       (1,067,585)         457,161

Issuance of stock:
 Third private placement           132,150       132       1,321,368                         1,321,500
 Stock purchase agreement with
  Home Insurance Company           111,111       111         999,888                           999,999
 Stock purchase agreement with
  The Director                      21,220        21         199,979                           200,000
 Shares issued in exchange
  for commissions earned               600         1           5,999                             6,000
 Share issuance expenses                                    (230,207)                         (230,207)
Net loss for the year ended
 December 31, 1993                                                         (1,445,624)      (1,445,624)
                                 ---------    ------      ----------      -----------      -----------
Balance - December 31, 1993      2,319,521    $2,319      $3,819,719      $(2,513,209)     $ 1,308,829
                                 ---------    ------      ----------      -----------      -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Deficit
                                     Common Stock                         accumulated
                                 -------------------      Additional        in the
                                                           Paid-in        development
                                  Shares      Amount       Capital           stage            Total
                                 ---------    ------     -----------      -----------      -----------
  (brought forward)              2,319,521    $2,319     $ 3,819,719      $(2,513,209)     $ 1,308,829

Issuance of stock:
 Fourth private placement           39,451        40         397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50         499,950                           500,000
 Share issuance expenses                                      (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                         (1,675,087)      (1,675,087)
                                 ---------    ------     -----------      -----------      -----------
Balance - December 31, 1994      2,408,972     2,409       4,708,644       (4,188,296)         522,757

Rent forgiveness                                              40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                         (1,022,723)      (1,022,723)
                                 ---------    ------     -----------      -----------      -----------
Balance - December 31, 1995      2,408,972     2,409       4,749,384       (5,211,019)        (459,226)

Issuance of stock:
  Public offering                1,200,000     1,200       5,998,800                         6,000,000
  Exercise of warrants              12,866        13          12,853                            12,866
  Share issuance expenses                                 (1,140,794)                       (1,140,794)
Net loss for the quarter ended
 March 31, 1996                                                              (502,247)        (502,247)
                                 ---------    ------     -----------      -----------      -----------
Balance - March 31, 1996         3,621,838    $3,622     $ 9,620,243      $(5,713,266)     $ 3,910,599
                                 ---------    ------     -----------      -----------      -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Cumulative from
                                                                           March 12, 1991
                                             Quarter ended March 31,       (inception) to
                                           --------------------------      March 31, 1996
                                                                          ---------------
                                            1996             1995
                                           ----------      ----------
Cash flows from operating activities:

 Net loss                                  $(502,247)      $(247,634)        $(5,713,266)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Deferred occupancy costs                   (1,327)         (2,302)
   Depreciation and amortization              14,679          14,432             195,483
   Unrealized loss on marketable
    securities                                                                    67,204
   Realized loss on marketable
    securities                                                 5,250               5,250
   Changes in operating assets and
    liabilities
     Other current assets                        (14)          9,197                 (71)
     Accounts payable and accrued
      liabilities                           (279,890)        (40,526)            551,719
                                           ---------       ---------         -----------
Net cash used in operating activities       (768,799)       (261,583)         (4,893,681)
                                           ---------       ---------         -----------
Cash flows from investing activities:

 Purchases of property and equipment        (216,449)                           (544,711)
 Payments for patent application              (3,780)        (35,414)           (373,380)
 Organization costs                                                              (10,238)
 Deposits                                       (331)             38              (4,387)
 Purchases of marketable securities                             (398)           (594,986)
 Sale of marketable securities                               153,163             522,532
                                           ---------       ---------         -----------
Net cash (used in) provided by
 investing activities                       (220,560)        117,389          (1,005,170)
                                           ---------       ---------         -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Cumulative from
                                                                           March 12, 1991
                                           Quarter ended March 31,         (inception) to
                                          ---------------------------      March 31, 1996
                                                                          ---------------
                                             1996             1995
                                          -----------       ---------
Cash flows from financing activities:

 Proceeds from issuance of notes payable                    $  50,000       $    515,500
 Repayment of notes payable                $ (515,500)                          (515,500)
 Proceeds from issuance of common stock     6,012,866                         11,013,418
 Share issuance expenses                     (826,097)                        (1,430,293)
                                          -----------       ---------       ------------

Net cash provided by financing activities   4,671,269          50,000          9,583,125
                                          -----------       ---------       ------------

Net increase (decrease) in cash             3,681,910         (94,194)         3,684,274

Cash at beginning of period                     2,364         226,154
                                          -----------       ---------       ------------
Cash at end of period                     $ 3,684,274       $ 131,960       $  3,684,274
                                          -----------       ---------       ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STATE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1995 AND 1996

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 1996, the statements of operations, shareholders' equity and cash flows for the three months ended March 31, 1996 and 1995 and for the period from March 12, 1991 (inception) to March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1995 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

Formation of the Company

Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin for use in skin replacement procedures (the "Technology"). Pursuant to a license agreement dated June 7, 1991, Dr. Eisenberg has granted Ortec a license for a term of ten years, which may be automatically renewed by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products, subject to certain limitations. At the expiration or earlier termination of the agreement, Dr. Eisenberg is entitled to the exclusive rights in the Technology, and Ortec is entitled to the exclusive rights to all improvements to the Technology developed during the license period.

The Skin Group, Ltd. (the "Skin Group") also was formed as a Delaware corporation, in March 1991, to raise funds for development of the Technology. On July 27, 1992, the Skin Group was merged with and into Ortec. Owners of Skin Group shares were given .83672 of an Ortec share for each Skin Group share. The merger was accounted for as if it were a pooling of interests and, accordingly, the accompanying financial statements include the accounts of Skin Group for all periods presented.

Basis of Presentation

The Company is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. Successful future operations depend upon the successful development and marketing of the composite cultured skin to be used in skin replacement procedures.

Initial Public Offering

On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consists of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, expiring July 1997 and one Class B warrant to purchase one share of common stock at $15, expiring January 1999. The Class A and B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined.

The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $515,500 and approximately $341,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,343,500. The Company intends to use the proceeds for continued research and development of composite cultured skin replacements, performing human clinical trials and general corporate purposes.

Item 2. PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

         For the next twelve months the Company will continue to conduct human clinical trials. To that end, the Company intends to continue to recruit hospital burn centers which will provide the necessary patients.

         The Company estimates that the cost to it of each human clinical trial will be approximately $8,000, which includes testing for pathogens, payments to the hospital and the salary of one employee to coordinate the human clinical trials.

         The Company employs Dr. Melvin Silberklang on a full time basis to supervise the Company's laboratory operations in New York City. When the Company's new laboratory in New York City is operational, the Company will initially employ three additional persons to work in the laboratory with Dr. Silberklang.

CASH REQUIREMENTS

         The Company anticipates that the net proceeds received by it on January 19, 1996 from the public offering of its Common Stock, Class A Warrants and Class B Warrants will be sufficient to fund its operations until approximately October, 1997. The Company will have to secure additional funds prior thereto or thereafter to complete its human clinical trials, if not then already completed, to secure FDA pre market approval for commercial sales and thereafter to produce and market its composite cultured skin in commercial quantities.

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has used and intends to use approximately $1,105,000 of the net proceeds from the recent public Offering of its securities to continue the human clinical trials and approximately $2,506,000 for research and development. These amounts include the salaries of its officers and employees and payments to consultants who will be involved in producing the composite cultured skin and in research and development and regulatory matters, payments to members of the Company's Scientific Advisory board, performing quality control, securing hospital burn centers to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA.

NEW LABORATORY

         In March 1996 the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility and installation of the equipment necessary to make the laboratory operational is expected to be completed in June, 1996. Columbia has provided a $400,000 grant and a $250,000 loan to the Company for the Company's construction costs, an additional loan of up to an additional $100,000 for the Company's architectural and engineering costs in building its new laboratory and office, and a third loan of up to $250,000 for equipment to be installed in the new laboratory. The Company expects that it will have to spend approximately $100,000 in addition to the $250,000 loan from Columbia to equip its new laboratory.

         The Company will use its new laboratory when it is completed and operational to produce its composite cultured skin for use in the remaining FDA approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company intends to further equip its new laboratory as a pilot production facility for its composite cultured skin. Audubon's new center will be a dedicated biomedical research facility and the Company, as a tenant, will be entitled to utilize the resources of Columbia University's Health Sciences Research facility at the Center as well as those at Columbia University-Presbyterian Medical Center across the street from the Center.

NUMBER OF EMPLOYEES

         The Company presently employs eight persons, including its four executive officers. Only one executive officer is employed on a full time basis. The Company also retains three consultants, one of whom will be employed on a full time basis commencing July 1, 1996. The Company intends to employ at least four additional full time employees when its new laboratory is operational, three of whom will be involved in the clinical trials and in research and development. The Company expects that it will employ additional persons as its needs may otherwise require.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS AND CLAIMS

         The Company is not a party to any legal proceedings. However, the University of Minnesota has advised the Company that it has a claim against the Company for $82,970 allegedly owed pursuant to a contract requiring the University of Minnesota to perform research for cryopreservation of the Company's product. The Company has denied any liability.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.               Description

         3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

         3.2     Original Certificate of Incorporation (1)

         3.3     By-Laws (1)

         4.1     Form of Certificate evidencing shares of Common Stock (1)

         4.2     Form of Underwriter's Option (1)

         4.3 Form of Warrant Agreement for the public Class A and Class B Common Stock Purchase Warrants (1)

         4.4 Form of Certificate for the public Class A Common Stock Purchase Warrants filed as Exhibit A to Exhibit 4.3 (1)

         4.6 Form of Certificate for public Class B Warrants filed as Exhibit B to Exhibit 4.3 (1)

        10.1 Agreement by and between the Company and Cornell University Medical College dated as of October 6, 1992 (1)

        10.2 License Agreement dated as of June 7, 1991, by and between the Company and Dr. Mark Eisenberg (1)

        10.3 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

        10.4     Modification of Exhibit 10.2 (1)

        10.5 Lease dated May 28, 1992 by and between the Company as lessee and Isaac Eisenberg as lessor for 147-155 Queen Street, Alexandria, Australia (1)

        10.5.1 Waiver by Isaac Eisenberg of certain rental payments required to be paid by the Company under such lease (1)

     Exhibit No.                Description

        10.6 Stock Purchase Agreement dated June 19, 1992, by and among the Company, Joseph Stechler, Dr. Steven Katz, Alain Klapholz, and Ron Lipstein, plus modifications thereto dated November 30, 1992 and August 5, 1993 (1)

        10.7 Stock Option Agreement dated August 5, 1993, by and among Drs. Eisenberg and Katz and Messrs. Klapholz and Lipstein with Mr. Stechler (1)

        10.8 Further modification, dated as of July 15, 1994, of agreements listed as Exhibits numbered 10.6 and 10.7 (1)

        10.9     Agreement with Oxford Research International Corp. (1)

        10.10 Lease with Columbia University dated March 14, 1996, for space in 3960 Broadway, New York, New York (2)

        28       FDA approval for human clinical trials (1)

- --------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Annual Report of Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(b)      REPORT ON FORM 8-K

         No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              Registrant:

                                              ORTEC INTERNATIONAL, INC.

                                              By:        /s/Ron Lipstein
                                                  ------------------------------
                                                          Secretary and
                                                    Chief Financial Officer

Dated:  May 10, 1996