Form 10QSB
period 1996-06-30
ORTEC INTERNATIONAL INC
filed 1996-08-13
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM  ________________ TO _________________

                         COMMISSION FILE NUMBER 0-27368

                            ORTEC INTERNATIONAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                              11-3068704
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

       3690 BROADWAY
   NEW YORK, NEW YORK                                      10032
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 740-6999

             8000 COOPER AVENUE, BLDG. 28, GLENDALE, NEW YORK 11385
                    (FORMER ADDRESS OF SMALL BUSINESS ISSUER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes X  No
             --   --
                                   ----------

The number of shares outstanding of the Issuer's common stock is 3,623,932 (as of August 12, 1996).

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1996

                              ITEMS IN FORM 10-QSB

                                                                       Page
                                                                       ----
Facing page

Part I
- ------
         Item 1.           Financial Statements.                         1

         Item 2.           Plan of Operation.                           10

Part II
- -------
         Item 1.           Legal Proceedings and Claims.                12

         Item 2.           Changes in Securities.                      None

         Item 3.           Default Upon Senior Securities.             None

         Item 4.           Submission of Matters to                     12
                           a Vote of Security Holders.

         Item 5.           Other Information.                          None

         Item 6.           Exhibits and Reports on Form 8-K.            13

Signatures

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                       JUNE 30,         DECEMBER 31,
                                         1996              1995
                                         ----              ----
            ASSETS
Current assets:
  Cash and equivalents                 $3,155,970       $    2,364
  Other current assets                         70               57
                                       ----------       ----------

Total current assets                    3,156,040            2,421
                                       ----------       ----------

Property and equipment, at cost:
  Laboratory equipment                    235,219          223,888
  Office furniture and equipment          119,556           54,527
  Construction in progress                340,522           49,847
                                       ----------       ---------

                                          695,297          328,262

  Accumulated depreciation and
   amortization                           200,774          171,075
                                       ----------       ----------

                                          494,523          157,187
                                       ----------       ----------

Other assets:
  Patent application costs                394,602          369,600
  Deferred offering costs                                  314,697
  Organization costs, net of
   amortization                                                509
  Deposits                                  6,121            4,056
                                       ----------       ----------

Total other assets                        400,723          688,862
                                       ----------       ----------

Total Assets                           $4,051,286       $  848,470
                                       ==========       ==========







See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                             JUNE 30,         DECEMBER 31,
                                               1996              1995
                                               ----              ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                             $   336,995        $   790,869
  Current portion of long-term
   liabilities                                  21,465
  Notes payable                                                   515,500
                                           -----------        -----------

Total current liabilities                      358,460          1,306,369

Long-term liabilities:
  Note payable, less current portion           184,799
  Obligations under capital leases,
   less current portion                         22,669
  Deferred occupancy costs                                          1,327
                                           -----------        -----------

Total liabilities                              565,928          1,307,696
                                           -----------        -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   3,623,932 at June 30, 1996 and
   2,408,972 at December 31, 1995                3,624              2,409
  Additional paid-in capital                 9,622,455          4,749,384

  Deficit accumulated  - during the
   development stage                        (6,140,721)        (5,211,019)
                                           -----------        -----------


Total stockholders' equity                   3,485,358         (  459,226)
                                           -----------        -----------


Total Liabilities and
 Stockholders' Equity                      $ 4,051,286        $   848,470
                                           ===========        ===========






See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative from
                                                                                                           March 12, 1991
                                            Quarter ended June 30,        Six months ended June 30,        (inception) to
                                            ---------------------         ------------------------         June 30, 1996
                                                                                                          ---------------
                                             1996            1995             1996            1995
                                             ----            ----             ----            ----
Revenue
  Interest income                        $   37,314      $     581         $   71,785      $   2,626        $   138,943
                                          ---------      ---------        -----------      ---------        ------

Expenses
  Research and development                  166,397        124,886            387,852        240,155          2,777,404
  Rent                                        8,195          5,433             14,638         10,866             92,511
  Consulting                                 29,510         12,706             70,443         38,541            566,206
  Personnel                                 125,473         66,406            265,489        135,727          1,410,530
  General and administrative                135,044         47,315            261,888         81,136          1,369,068
  Other expense, net                            150                             1,177                            63,945
                                          ---------      ---------        -----------      ---------        -----------

                                            464,769        256,746          1,001,487        506,425          6,279,664
                                          ---------      ---------        -----------      ---------        -----------


Net loss                                  $(427,455)     $(256,165)        $(929,702)     $(503,799)       $(6,140,721)
                                          =========      =========        ===========      =========        ===========

Net loss per share                            $(.11)         $(.09)             $(.24)         $(.19)            $(2.33)
                                          =========      =========        ===========      =========        ===========
Weighted average common and
  common equivalent shares
  outstanding                             3,941,686      2,720,208          3,809,433      2,720,208          2,631,859
                                          =========      =========          =========      =========          =========



             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                           Deficit
                                     Common Stock                        accumulated
                                                         Additional        in the
                                                          Paid-in        development
                                  Shares     Amount       Capital           stage             Total
                                  ------     ------       -------      ---------------        -----
Issuance of stock:
 Founders                        1,553,820    $1,554     $(      684)                      $       870
 First private placement           217,440       217          64,783                            65,000
 The Director                      149,020       149         249,851                           250,000
 Second private placement           53,020        53         499,947                           500,000
 Share issuance expenses                                  (   21,118)                       (   21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                       $(  281,644)      (  281,644)
                                 ---------    ------     -----------      -----------      ------------

Balance - December 31, 1991      1,973,300     1,973         792,779       (  281,644)         513,108

Issuance of stock:
 Second private placement           49,320        49         465,424                           465,473
 Stock purchase agreement with
  The Director                      31,820        32         299,966                           299,998
 Share issuance expenses                                  (   35,477)                       (   35,477)
Net loss for the year ended
 December 31, 1992                                                         (  785,941)      (  785,941)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1992      2,054,440     2,054       1,522,692       (1,067,585)         457,161

Issuance of stock:
 Third private placement           132,150       132       1,321,368                         1,321,500
 Stock purchase agreement with
  Home Insurance Company           111,111       111         999,888                           999,999
 Stock purchase agreement with
  The Director                      21,220        21         199,979                           200,000
 Shares issued in exchange
  for commissions earned               600         1           5,999                             6,000
 Share issuance expenses                                  (  230,207)                       (  230,207)
Net loss for the year ended
 December 31, 1993                                                         (1,445,624)      (1,445,624)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1993      2,319,521    $2,319      $3,819,719      $(2,513,209)     $ 1,308,829
                                 =========    ======      ==========      ===========      ===========






See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Deficit
                                     Common Stock                        accumulated
                                  -----------------      Additional        in the
                                                          Paid-in        development
                                  Shares     Amount       Capital           stage             Total
                                  ------     ------       -------        -----------          -----
  (brought forward)              2,319,521    $2,319     $ 3,819,719      $(2,513,209)     $ 1,308,829

Issuance of stock:
 Fourth private placement           39,451        40         397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50         499,950                           500,000
 Share issuance expenses                                  (    8,697)                       (    8,697)
Net loss for the year ended
 December 31, 1994                                                         (1,675,087)      (1,675,087)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1994      2,408,972     2,409       4,708,644       (4,188,296)         522,757


Rent forgiveness                                              40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                         (1,022,723)      (1,022,723)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1995      2,408,972     2,409       4,749,384       (5,211,019)      (  459,226)

Issuance of stock:
  Public offering                1,200,000     1,200       5,998,800                         6,000,000
  Exercise of warrants              14,960        15          14,945                            14,960
  Share issuance expenses                                 (1,140,674)                       (1,140,674)
Net loss for the six months
 ended June 30, 1996                                                       (  929,702)      (  929,702)
                                 ---------    ------     -----------      -----------      -----------

Balance - June 30, 1996          3,623,932    $3,624     $ 9,622,455      $(6,140,721)     $ 3,485,358
                                 =========    ======     ===========      ===========      ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Cumulative from
                                                                                                       March 12, 1991
                                         Quarter ended June 30,     Six months ended June 30,          (inception) to
                                         ---------------------      ------------------------           June 30, 1996
                                                                                                      ---------------
                                            1996          1995          1996            1995
                                            ----          ----          ----            ----
Cash flows from operating activities:

 Net loss                              $(  427,455)   $(256,165)    $(  929,702)    $(503,799)         $( 6,140,721)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                            (    482)     (    1,327)     (  2,784)
   Depreciation and amortization            15,529       14,433          30,208        28,865               211,012
   Unrealized loss on marketable
    securities                                                                                               67,204
   Realized loss on marketable
    securities                                                                          5,250                 5,250
   Changes in operating assets and
    liabilities
     Other current assets                        1                   (       13)        9,197           (        70)
     Accounts payable and accrued
      liabilities                       (  173,984)      75,341      (  453,874)       34,815               377,735
                                       -----------    ---------     -----------     ---------          ------------

Net cash used in operating
 activities                             (  585,909)    (166,873)     ( 1,354,708)     (428,456)          (5,479,590)
                                       -----------    ---------     -----------     ---------          ------------

Cash flows from investing activities:

 Purchases of property and equipment    (  150,586)                  (  367,035)                        (   695,297)
 Payments for patent application        (   21,222)    ( 13,553)     (   25,002)     ( 48,967)          (   394,602)
 Organization costs                                                                                     (    10,238)
 Deposits                               (    1,734)           1      (    2,065)           39           (     6,121)
 Purchases of marketable securities                                                  (    398)          (   594,986)
 Sale of marketable securities                              398                       153,561               522,532
                                        ----------    ---------     ------------    ---------          ------------

Net cash (used in) provided by
 investing activities                   (  173,542)    ( 13,154)     (  394,102)      104,235           ( 1,178,712)
                                       -----------    ---------     -----------     ---------          ------------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    March 12, 1991
                                         Quarter ended June 30,     Six months ended June 30,       (inception) to
                                         ---------------------      ------------------------        June 30, 1996
                                                                                                  ------------------
                                         1996             1995         1996            1995
                                         ----             ----         ----            ----
Cash flows from financing activities:

 Proceeds from issuance of notes
  payable                              $   197,118    $  75,000     $   197,118     $ 125,000          $    712,618
 Repayment of notes payable                                          (  515,500)                        (   515,500)
 Capitalized leases obligations             31,815                       31,815                              31,815
 Proceeds from issuance of common
  stock                                      2,094                    6,014,960                          11,015,512
 Share issuance expenses                       120                   (  825,977)                        ( 1,430,173)
                                       -----------    ---------     -----------     ---------          ------------

Net cash provided by financing
 activities                                231,147       75,000       4,902,416       125,000             9,814,272
                                       -----------    ---------     -----------     ---------          ------------

Net increase (decrease) in cash         (  528,304)    (105,027)      3,153,606      (199,221)            3,155,970

Cash at beginning of period              3,684,274      131,960           2,364       226,154
                                       -----------    ---------     -----------     ---------

Cash at end of period                  $ 3,155,970    $  26,933     $ 3,155,970     $  26,933          $  3,155,970
                                       ===========    =========     ===========     =========          ============




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1996

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 1996 and the statements of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 1996 and 1995 and for the period from March 12, 1991 (inception) to June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1995 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

The IPO raised gross proceeds of $6,000,000, of which $800,000, $515,500 and approximately $341,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,343,500. The Company has used and intends to use the proceeds for continued research and development of composite cultured skin replacements, performing human clinical trials and general corporate purposes.

ITEM 2.  PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

         For the next twelve months the Company will continue to conduct human clinical trials. To that end, the Company intends to continue to recruit hospital burn centers which will provide the necessary patients.

         The Company estimates that the cost to it of each human clinical trial will be approximately $8,000, which includes testing for pathogens and payments to the hospital, but does not include any allocation to the cost of such trials of salaries, rent or other overhead expenses.

         The Company presently employs eleven persons. When the Company's new laboratory in New York City is fully operational (expected to be in October
1996), the Company will initially employ at least two additional persons to work in that laboratory.

CASH REQUIREMENTS

         The Company anticipates that the net proceeds received by it on January 19, 1996 from the public offering of its Common Stock, Class A Warrants and Class B Warrants will be sufficient to fund its operations until approximately October, 1997. The Company will have to secure additional funds prior thereto or thereafter to complete its human clinical trials, if not then already completed, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its composite cultured skin in commercial quantities.

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

NEW LABORATORY

         In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for 5,765 square feet of space at 3960 Broadway, New York, New York, in Columbia's new Audubon Biomedical Science and Technology Park. The Company relocated its executive offices to its new laboratory facility in July 1996. The Company initially pays rent of $10,809 per month, with increases in the fourth and fifth years of the lease. The Company granted Columbia a warrant expiring March 10, 2001, to purchase 5,000 shares of Common Stock at an exercise price of $10.00 per share. The Company has the option to renew the lease for an additional five-year term at a modest increase in base rent. Columbia has provided the Company with a $400,000 grant and has loaned and agreed to lend the Company up to $600,000 in aggregate to construct the new laboratory and office, to pay for architectural and engineering costs for such construction and for equipment for such new laboratory. As of July 19, 1996, Columbia has paid the full $400,000 grant for construction costs and $197,118 of its $600,000 loan commitment for the construction and equipping of such laboratory and office facility and related engineering costs. The Company anticipates that Columbia will lend it an additional $402,882 for such purposes under the terms of the lease and that the Company will use $100,000 of its own funds to purchase the equipment for its new laboratory.

         The Company will use its new laboratory when it is fully operational to produce its composite cultured skin for use in the remaining FDA approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company intends to further equip its new laboratory as a pilot production facility for its composite cultured skin. Audubon's new center will be a dedicated biomedical research facility and the Company, as a tenant, will be entitled to utilize the resources of Columbia University's Health Sciences Research facility at the Center as well as those at Columbia University-Presbyterian Medical Center across the street from the Center.

NUMBER OF EMPLOYEES

         The Company presently employs eleven persons, including its three executive officers. Only one executive officer is employed on a full time basis. The Company also retains three consultants. The Company intends to employ at least two additional full time employees when its new laboratory is fully operational, both of whom will be involved in the clinical trials and in research and development. The Company expects that it will employ additional persons as its needs may otherwise require.

PART II

ITEM 1.  LEGAL PROCEEDINGS AND CLAIMS

         The Company is not a party to any legal proceedings. However, Cornell University Medical College ("Cornell") has recently advised the Company that the Company owes Cornell $132,722, in addition to payments already made to Cornell by the Company, under the Company's agreement with Cornell. The Company has denied any liability to Cornell.(1)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 Annual Meeting of Stockholders on June 19, 1996 at the Audubon Biomedical Science and Technology Park, 3960 Broadway, New York City, New York. At such meeting, the stockholders voted on three matters and each was approved.

         The first matter was the re-election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:


                            For        Withheld    Abstentions
                            ---        --------    -----------
         Steven Katz      3,117,680        0           9,079
         Mark Eisenberg   3,117,380       300          9,079
         Ron Lipstein     3,117,680        0           9,079
         Alain Klapholz   3,117,680        0           9,079
         Joseph Stechler  3,117,680        0           9,079

         The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1996. The tabulation of the votes (both in person and by proxy) was as follows:

                            For        Against    Abstentions
                            ---        -------    -----------
                          3,121,859      950          3,950

         The third matter upon which the stockholders voted was the proposal to adopt the Company's 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:

                            For        Against   Abstentions
                            ---        -------   -----------
                          2,260,367     20,819       22,700

- -------------
          (1) For descriptions of the Company's agreement with Cornell and another claim asserted against the Company, see the Company's (a) Annual Report on Form 10-KSB for 1995, filed with the Securities and Exchange Commission on March 28, 1996, and (b) Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, filed with the

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

            4.2          Form of Underwriter's Option (1)

            4.3 Form of Warrant Agreement for the public Class A and Class B Common Stock Purchase Warrants (1)

            4.4 Form of Certificate for the public Class A Common Stock Purchase Warrants filed as Exhibit A to
                         Exhibit 4.3 (1)

            4.6 Form of Certificate for public Class B Warrants filed as Exhibit B to Exhibit 4.3 (1)

            28           FDA approval for human clinical trials (1)

      ----------
             (1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            Registrant:

                            ORTEC INTERNATIONAL, INC.

                            By:   /s/ Steven Katz
                               --------------------------
                                  President and
                               Chief Executive Officer

Dated:  August 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

   27                                     FINANCIAL DATA SCHEDULE