Form 10QSB
period 1996-09-30
ORTEC INTERNATIONAL INC
filed 1996-11-12
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                 (212) 740-6999
                 Issuer's telephone number, including area code




                                ----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---



       The number of shares outstanding of the issuer's common stock is 3,956,032 (as of November 12, 1996).

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1996


                              ITEMS IN FORM 10-QSB


                                                                 Page
Facing page

Part I

         Item 1.  Financial Statements.                             1

         Item 2.  Plan of Operation.                               11

Part II

         Item 1.  Legal Proceedings and Claims.                  None

         Item 2.  Changes in Securities.                         None

         Item 3.  Default Upon Senior Securities.                None

         Item 4.  Submission of Matters to                       None
                  a Vote of Security Holders.

         Item 5.  Other Information.                             None

         Item 6.  Exhibits and Reports on Form 8-K.                13

Signatures

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                      1996                1995
                                                   -------------        --------
            ASSETS

Current assets:
  Cash and equivalents                              $2,535,811          $  2,364
  Other current assets                                      69                57
                                                    ----------          --------
Total current assets                                 2,535,880             2,421
                                                    ----------          --------
Property and equipment, at cost:
  Laboratory equipment                                 531,736           223,888
  Office furniture and equipment                       160,764            54,527
  Construction in progress                                                49,847
  Leasehold improvements                               457,997
                                                    ----------          --------
                                                     1,150,497           328,262
  Accumulated depreciation and
   amortization                                        245,122           171,075
                                                    ----------          --------
                                                       905,375           157,187
                                                    ----------          --------
Other assets:
  Patent application costs                             404,571           369,600
  Deferred offering costs                                                314,697
  Organization costs, net of
   amortization                                                              509
  Deposits                                               6,113             4,056
                                                    ----------          --------
Total other assets                                     410,684           688,862
                                                    ----------          --------
Total Assets                                        $3,851,939          $848,470
                                                    ----------          --------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1996                1995
                                                -------------       ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                   $   445,585        $   790,869
  Current portion of long-term
   liabilities                                        44,851
  Notes payable                                                         515,500
                                                 -----------        -----------
Total current liabilities                            490,436          1,306,369

Long-term liabilities:
  Note payable, less current portion                 459,994
  Obligations under capital leases,
   less current portion                               21,028
  Deferred occupancy costs                                                1,327
                                                 -----------        -----------
Total liabilities                                    971,458          1,307,696
                                                 -----------        -----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   3,623,932 at September 30, 1996 and
   2,408,972 at December 31, 1995                      3,624              2,409
  Additional paid-in capital                       9,622,455          4,749,384
  Deficit accumulated during the
   development stage                              (6,745,598)        (5,211,019)
                                                 -----------        -----------
Total stockholders' equity                         2,880,481           (459,226)
                                                 -----------        -----------
Total Liabilities and
 Stockholders' Equity                            $ 3,851,939        $   848,470
                                                 -----------        -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Quarter ended                          Nine months              Cumulative from
                                            September 30,                      ended September 30,           March 12, 1991
                                   ------------------------------        ------------------------------      (inception) to
                                       1996               1995               1996               1995       September 30, 1996
                                   -----------        -----------        -----------        -----------    ------------------
Revenue
  Interest income                  $    33,865        $        57        $   105,650        $     2,683        $   172,808
                                   -----------        -----------        -----------        -----------        -----------
Expenses
  Research and development             203,720            117,637            591,572            357,792          2,981,124
  Rent                                  48,676              5,433             63,314             16,299            141,187
  Consulting                            24,548                                94,991             38,541            590,754
  Personnel                            198,418             73,261            463,907            208,988          1,608,948
  General and administrative           152,501             40,541            414,389            121,677          1,521,569
  Other expense, net                    10,879                                12,056                                74,824
                                   -----------        -----------        -----------        -----------        -----------
                                       638,742            236,872          1,640,229            743,297          6,918,406
                                   -----------        -----------        -----------        -----------        -----------
Net loss                           $  (604,877)       $  (236,815)       $(1,534,579)       $  (740,614)       $(6,745,598)
                                   -----------        -----------        -----------        -----------        -----------
Net loss per share                 $      (.15)       $      (.09)       $      (.40)       $      (.27)       $     (2.51)
                                   -----------        -----------        -----------        -----------        -----------
Weighted average common and
 common equivalent shares
 outstanding                         3,940,465          2,720,208          3,853,429          2,720,208          2,690,874
                                   -----------        -----------        -----------        -----------        -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                                                             accumulated
                                              Common Stock                  Additional          in the
                                     ------------------------------          Paid-in          development
                                        Shares             Amount            Capital             stage              Total
                                     -----------        -----------        -----------        -----------        -----------
Issuance of stock:
 Founders                              1,553,820        $     1,554        $      (684)                          $       870
 First private placement                 217,440                217             64,783                                65,000
 The Director                            149,020                149            249,851                               250,000
 Second private placement                 53,020                 53            499,947                               500,000
 Share issuance expenses                                                       (21,118)                              (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                                           $  (281,644)          (281,644)
                                     -----------        -----------        -----------        -----------        -----------
Balance - December 31, 1991            1,973,300              1,973            792,779           (281,644)           513,108

Issuance of stock:
 Second private placement                 49,320                 49            465,424                               465,473
 Stock purchase agreement with
  The Director                            31,820                 32            299,966                               299,998
 Share issuance expenses                                                       (35,477)                              (35,477)
Net loss for the year ended
 December 31, 1992                                                                               (785,941)          (785,941)
                                     -----------        -----------        -----------        -----------        -----------
Balance - December 31, 1992            2,054,440              2,054          1,522,692         (1,067,585)           457,161

Issuance of stock:
 Third private placement                 132,150                132          1,321,368                             1,321,500
 Stock purchase agreement with
  Home Insurance Company                 111,111                111            999,888                               999,999
 Stock purchase agreement with
  The Director                            21,220                 21            199,979                               200,000
 Shares issued in exchange
  for commissions earned                     600                  1              5,999                                 6,000
 Share issuance expenses                                                      (230,207)                             (230,207)
Net loss for the year ended
 December 31, 1993                                                                             (1,445,624)        (1,445,624)
                                     -----------        -----------        -----------        -----------        -----------

Balance - December 31, 1993            2,319,521        $     2,319        $ 3,819,719        $(2,513,209)       $ 1,308,829
                                     -----------        -----------        -----------        -----------        -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                           Deficit
                                                                          accumulated
                                  Common Stock            Additional        in the
                                 -------------------       Paid-in        development
                                   Shares     Amount       Capital           stage            Total
                                 ---------    ------     -----------      -----------      -----------
  (brought forward)              2,319,521    $2,319     $ 3,819,719      $(2,513,209)     $ 1,308,829

Issuance of stock:
 Fourth private placement           39,451        40         397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50         499,950                           500,000
 Share issuance expenses                                      (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                         (1,675,087)      (1,675,087)
                                 ---------    ------     -----------      -----------      -----------
Balance - December 31, 1994      2,408,972     2,409       4,708,644       (4,188,296)         522,757

Rent forgiveness                                              40,740                            40,740

Net loss for the year ended
 December 31, 1995                                                         (1,022,723)      (1,022,723)
                                 ---------    ------     -----------      -----------      -----------
Balance - December 31, 1995      2,408,972     2,409       4,749,384       (5,211,019)        (459,226)

Issuance of stock:
  Public offering                1,200,000     1,200       5,998,800                         6,000,000
  Exercise of warrants              14,960        15          14,945                            14,960
  Share issuance expenses                                 (1,140,674)                       (1,140,674)
Net loss for the nine months
 ended September 30, 1996                                                  (1,534,579)      (1,534,579)
                                 ---------    ------     -----------      -----------      -----------
Balance - September 30, 1996     3,623,932    $3,624     $ 9,622,455      $(6,745,598)     $ 2,880,481
                                 ---------    ------     -----------      -----------      -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                               Quarter ended                   Nine months             Cumulative from
                                               September 30,               ended September 30,          March 12, 1991
                                          ------------------------      -------------------------       (inception) to
                                              1996          1995           1996            1995        September 30, 1996
                                          -----------    ---------      -----------     ---------      ------------------
Cash flows from operating activities:

 Net loss                                 $  (604,877)   $(236,815)     $(1,534,579)    $(740,614)       $  (6,745,598)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                                 (1,392)          (1,327)       (4,176)
   Depreciation and amortization               44,348       14,433           74,556        43,298              255,360
   Unrealized loss on marketable
    securities                                                                                                  67,204
   Realized loss on marketable
    securities                                                                              5,250                5,250
   Changes in operating assets and
    liabilities
     Other current assets                           1           50              (12)        9,247                  (69)
     Accounts payable and accrued
      liabilities                             108,590       60,190       (  345,284)       95,005              486,325
                                          -----------    ---------      -----------     ---------        -------------
Net cash used in operating
 activities                                  (451,938)    (163,534)      (1,806,646)     (591,990)          (5,931,528)
                                          -----------    ---------      -----------     ---------        -------------
Cash flows from investing activities:

 Purchases of property and equipment         (455,200)     (18,007)        (822,235)      (18,007)          (1,150,497)
 Payments for patent application               (9,969)     (31,599)         (34,971)      (80,566)            (404,571)
 Organization costs                                                                                            (10,238)
 Deposits                                           8                        (2,057)           39               (6,113)
 Purchases of marketable securities                                                          (398)            (594,986)
 Sale of marketable securities                                                            153,561              522,532
                                          -----------    ---------      -----------     ---------        -------------
Net cash (used in) provided by
 investing activities                        (465,161)     (49,606)        (859,263)       54,629           (1,643,873)
                                          -----------    ---------      -----------     ---------        -------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            Quarter ended                Nine months              Cumulative from
                                            September 30,            ended September 30,           March 12, 1991
                                     ------------------------      -------------------------       (inception) to
                                         1996          1995            1996           1995        September 30, 1996
                                     -----------    ---------      -----------     ---------      ------------------
Cash flows from financing
 activities:

 Proceeds from issuance of notes
  payable                            $   302,882    $ 191,000      $   500,000     $ 316,000         $  1,015,500
 Repayment of notes payable               (5,490)                     (520,990)                          (520,990)
 Capitalized leases obligations             (452)                       31,363                             31,363
 Proceeds from issuance of common
  stock                                                              6,014,960                         11,015,512
 Share issuance expenses                                              (825,977)                        (1,430,173)
                                     -----------    ---------      -----------     ---------         ------------
Net cash provided by financing
 activities                              296,940      191,000        5,199,356       316,000           10,111,212
                                     -----------    ---------      -----------     ---------         ------------
Net increase (decrease) in cash         (620,159)     (22,140)       2,533,447      (221,361)           2,535,811

Cash at beginning of period            3,155,970       26,933            2,364       226,154
                                     -----------    ---------      -----------     ---------         ------------
Cash at end of period                $ 2,535,811    $   4,793      $ 2,535,811     $   4,793         $  2,535,811
                                     -----------    ---------      -----------     ---------         ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1996


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 1996 and the statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1996 and 1995 and for the period from March 12, 1991 (inception) to September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1995 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

Formation of the Company

         Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin for use in skin replacement procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg has granted Ortec a license for a term of ten years, which may be automatically renewed by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products, subject to certain limitations. At the expiration or earlier termination of the agreement, Dr. Eisenberg is entitled to the exclusive rights in the Technology, and Ortec is entitled to the exclusive rights to all improvements to the Technology developed during the license period.

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

         The IPO raised gross proceeds of $6,000,000, of which $800,000, $515,500 and approximately $341,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,343,500. The Company has used and intends to use the proceeds for continued research and development of composite cultured skin, performing human clinical trials and general corporate purposes.

1996 Private Placement

         At the end of July 1996 the Company commenced a private placement offering of shares of its common stock, in multiples of 100 shares only, for up to $6,000,000 and at a purchase price which is the lower of 80% of the average closing price of the Company's common stock as quoted on the NASDAQ SmallCap Market for the five business days ending on (a) the date prior to the day the purchaser's subscription is received, or (b) the date the sale of such shares is closed. There was a first closing of shares sold in the private placement offering at which time the Company sold 332,100 shares at an average price of $6.53 per share (80% of the average closing prices for the Company's shares in the five-day periods before the subscriptions for these restricted shares were received) for aggregate gross proceeds of $2,170,224. Out of such gross proceeds the Company has paid to placement agents in such offering an aggregate of $148,441 and granted them five-year warrants to purchase an aggregate of 32,360 shares of the Company's common stock at exercise prices of $7.87 per share (for 30,500 shares) and $7.08 per share (for 1,860 shares) for their services in the sale of 323,600 shares. $140,056 of such $148,441 was paid to, and 30,500 of the 32,360 warrants were granted to Mr. Joseph Stechler, a director of the Company, for his placement of 305,000 shares. The Company has extended the offering period for such private placement to December 12, 1996. The Company expects that it will sell more shares in that private placement offering.

         The Company intends to use the net proceeds it has received and may continue to receive in such private placement offering for continued research and development of its composite cultured skin, performing human clinical trials and for general corporate purposes.

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

         The Company presently employs eleven persons and is in the process of hiring one more. When the Company's new laboratory in New York City is fully operational (now expected to be at the end of November 1996), the Company will initially employ at least two additional persons to work in that laboratory.


CASH REQUIREMENTS

         The Company anticipates that the net proceeds received by it on January 19, 1996 from the public offering of its Common Stock, Class A Warrants and Class B Warrants and the net proceeds received by it to date from the sale of its common stock in a private placement offering, will be sufficient to fund its operations until approximately May 1998. The Company will have to secure additional funds prior thereto or thereafter to complete its human clinical trials, if not then already completed, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its composite cultured skin in commercial quantities. The private placement offering period has been extended by the Company to December 12, 1996. The Company expects to sell more of its shares in such private placement offering.

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has used and intends to use approximately $1,712,000 of the net proceeds from the recent public offering and private placement of its securities to continue the human clinical trials and approximately $3,618,000 for research and development. These amounts include the salaries of its officers and employees and payments to consultants who will be involved in producing the composite cultured skin and in research and development and regulatory matters, payments to members of the Company's Scientific Advisory Board, performing quality control, securing hospital burn centers to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA.


NEW LABORATORY

         In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for 5,765 square feet of space at 3960 Broadway, New York, New York, in Columbia's new Audubon Biomedical Science and Technology Park. The Company relocated its executive offices to its new laboratory facility in July 1996. The Company initially pays rent of $10,809 per month, with increases in the fourth and fifth years of the lease. The Company granted Columbia a warrant expiring March 10, 2001, to purchase 5,000 shares of Common Stock at an exercise price of $10.00 per share. The Company has the option to renew the lease for an additional five-year term at a modest increase in base rent. Columbia provided the Company with a $400,000 grant and loaned the Company $600,000 to construct the new laboratory and office, to pay for architectural and engineering costs for such construction and for equipment for such new laboratory. The Company has used and will use approximately $100,000 of its own funds to purchase the equipment for its new laboratory.

         The Company will use its new laboratory when it is fully operational to produce its composite cultured skin for use in the remaining FDA approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company intends to further equip its new laboratory as a pilot production facility for its composite cultured skin. Audubon's new center is a dedicated biomedical research facility and the Company, as a tenant, is entitled to utilize the resources of Columbia University's Health Sciences Research facility at the Center as well as those at Columbia University-Presbyterian Medical Center across the street from the Center.

NUMBER OF EMPLOYEES

         The Company presently employs eleven persons, including its three executive officers. Only one executive officer is employed on a full time basis. The Company also retains four consultants. The Company intends to employ at least three additional full time employees, two when its new laboratory is fully operational and both of whom will be involved in the clinical trials and in research and development. The Company expects that it will employ additional persons as its needs may otherwise require.

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

           99 (Formerly 28)         FDA approval for human clinical trials (1)

--------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     Registrant:

                                                     ORTEC INTERNATIONAL, INC.



                                                     By:   /s/ Steven Katz
                                                        ------------------------
                                                           President and
                                                      Chief Executive Officer
Dated: November 12, 1996