Form 10KSB
period 1996-12-31
ORTEC INTERNATIONAL INC
filed 1997-03-31
CIK 889992

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                  -------------
(MARK ONE)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-27368

                          ORTEC INTERNATIONAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             11-3068704
   (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

            3960 BROADWAY
            NEW YORK, NY                              10032
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 740-6999
                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.001 par value
      Class A Warrants to Purchase Shares of Common Stock at $10 per share
      Class B Warrants to Purchase Shares of Common Stock at $15 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
   ----     ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None from operations.

                   ---------------------------------------

The number of shares outstanding of the Registrant's common stock is 4,603,946 (as of 3/20/97). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $21,677,568 as of 3/20/97.

DOCUMENTS INCORPORATED BY REFERENCE - None

                            ORTEC INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1996

                              ITEMS IN FORM 10-KSB

Facing page                                                                Page
                                                                           ----
Part I
------
Item 1.  Business                                                            1

Item 2.  Properties                                                         10

Item 3.  Legal Proceedings                                                  10

Item 4.  Submission of Matters to
         a Vote of Security Holders                                         10

Part II
-------
Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                    11

Item 6.  Plan of Operation                                                  14

Item 7.  Financial Statements                                               16

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                               16

Part III
--------
Item 9   Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act                                  16

Item 10. Executive Compensation                                             21

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                              23

Item 12. Certain Relationships and Related Transactions.                    25


Part IV
-------
Item 13. Exhibits and Reports on Form 8-K                                   27

Signatures                                                                  29

Financial Statements                                                       F-1

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

      The Company has developed a proprietary technology which consists of a biologically active dressing to stimulate the repair and regeneration of human skin. The Company's product is intended to be utilized for the treatment of severe burn patients as well as for other types of wound healing and for reconstructive and cosmetic surgery. The Company believes that the successful regeneration of human skin creates the potential for wide commercial application.

      The Company is a development stage company and to date has not sold any products. Its activities have been limited to human clinical tests of its product and research and development under an exclusive license relating to the Company's biological dressing. From March 12, 1991 (inception) to December 31, 1996, the Company has spent an aggregate of $3,354,416 for research and development, of which $964,864, $573,392 and $796,547 were spent in 1996, 1995 and 1994, respectively.

      In March 1994, the Company commenced human clinical trials on burn patients under protocols approved by the Food and Drug Administration ("FDA"), which require testing of 120 patients. As of March 20, 1997, eight patients have been treated under this program. More trials will be necessary to test the safety and efficacy of the Company's product. From 1988 to 1996, the Company's product was used in skin replacement operations on 29 patients (of which 5 operations were skin replacement for burn patients) in Sydney, Australia. None of the Australian procedures were performed in accordance with the FDA approved protocols.

      The Company and The Skin Group, Ltd. (a predecessor of the Company) were organized in 1991 for the purpose of acquiring the Company's skin product from Dr. Mark Eisenberg and to develop, test and market such product. In 1992, The Skin Group, Ltd. was merged into the Company. The Company declared a twenty-for-one stock split in January 1993. All information contained in this Annual Report on Form 10-KSB, unless otherwise noted, gives effect to that merger and stock split.

BACKGROUND

      Physicians have for years been using skin transplanted from one site of a patient's body onto a wound site that no longer has the capacity to heal spontaneously. This procedure is called an autograft transplant. Burn wound clinicians have sought to replace autograft transplants with substitute synthetic or natural materials ("allografts") which would eliminate the medically undesirable problems that accompany autograft transplants, such as creation of additional wound sites at the areas of the body from which the healthy skin is taken.

      Scientists have tried to replicate human skin in a laboratory setting in order to create an artificial skin that can be transplanted onto diseased or injured patients. Major problems encountered by scientists include failure of the artificial skin to heal and significant contraction of the transplant after healing, causing cosmetically undesirable scarring.

TECHNOLOGY

      In order to create a clinically useful biological dressing, the Company has duplicated the two major layers that form the human skin, the epidermis and the dermis. Dr. Mark Eisenberg, of Sydney, Australia, an officer and director of the Company and its largest shareholder, has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty years, focusing primarily in treating the symptoms of a unique disease called Epidermolysis Bullosa ("EB"). The wounds resulting from EB are very similar to those caused by burns and require similar treatment. In 1987, through his work on EB, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which were successfully applied as an allograft on an EB patient. Dr. Eisenberg has since developed a biologically active dressing known as "Composite Cultured Skin", consisting of both the dermal and epidermal layers.

DESCRIPTION OF THE PROCESS

      Specialized cells that are the primary components of human skin are derived from infant foreskins obtained during routine circumcisions. The epidermis is separated from the dermis and each of these layers is treated to release individual cells. These cells in turn are separately cultured to reproduce a large number of identical cells. The dermal fibroblast cells derived from the dermis are applied to a cross linked bovine collagen sponge to form the dermal layer matrix. The epidermal cells are grown on another layer of collagen, which, together with the dermal layer, constitute the Composite Cultured Skin. The Composite Cultured Skin requires neither the patient's own cells nor cadaver skin and is available for allograft replacement of damaged human skin. All tissue obtained by the Company for producing the Composite Cultured Skin is extensively screened and tested by independent laboratories for the presence of potential pathogens and transmittable diseases.

      Although there can be no assurance that the Composite Cultured Skin will become successful, or reach the commercial stage, the Company believes that its skin regeneration technology is superior to autograft transplants because, based on the limited number of medical procedures using the Composite Cultured Skin conducted to date, the Composite Cultured Skin appears to avoid creating additional wound sites, to produce a smoother skin surface resulting in less scarring, postoperative pain and contraction, and is available in case of extensive burns on a patient's body, where no or limited healthy skin is available for an autograft transplant. The Company's management believes that use of its Composite Cultured Skin may shorten the period of required hospitalization, reduce the number of additional reconstructive surgeries and limit the need for both physical and psychological rehabilitation. See "Forward Looking
Information May Prove Inaccurate".

CLINICAL TESTS

      In March 1994, the Company commenced human clinical trials in the United States, under protocols approved by the FDA, to evaluate the effectiveness of the Composite Cultured Skin on burn patients. Since then eight burn patients were treated as part of such human clinical trials, one at Cornell Medical Center in New York City and the other seven at the Westchester Medical Center in Valhalla, New York. It is too early to draw conclusions about the safety and efficacy of the Company's product because of the limited number of such operations to date and because more time is needed, under the clinical trial protocol filed with the FDA, to assess the results of these and future operations.

      From 1988 through March 20, 1997, 29 operations were conducted in Sydney, Australia, using the Company's Composite Cultured Skin. Five of those operations were performed on burn patients. Four operations were performed to remove tattoos. The remaining operations were conducted for treating the symptoms of EB. None of the operations in Australia were performed in accordance with the FDA approved protocols. The Company does not intend to use the results of any of its Australian operations as part of the 120 FDA required human clinical trials.

      Under the FDA approved clinical trial protocol, 120 patients are required to be enrolled in at least five clinical sites located in various burn centers in the United States. Each patient's progress must be followed for one year following the procedure. The patients for the FDA mandated human clinical trials are persons treated at the hospitals at which such clinical trials are performed.

      The Company has been relying almost exclusively on the burn unit in Westchester Medical Center for patients for its FDA mandated human clinical trials. Since its protocols filed with the FDA limit the burn patients that can be treated in the human clinical trials (based on age, the parts of the body to be treated, the patient's other medical problems and the availability of skin for simultaneous autograft transplants for comparison purposes), as well as by the requirement for informed consent, the Company believes that it must establish working relationships with burn units in other hospitals to increase the number of patients available for its clinical trials. Jacobi Hospital in New York City has agreed to use the

Company's Composite Cultured Skin at that hospital's burn center as part of the Company's human clinical trials. To date, Jacobi Hospital has not conducted any human clinical trials.

      In 1996, the FDA approved the protocols of Rockefeller University Hospital in New York City for the use of the Composite Cultured Skin for the treatment of non-healing skin ulcers of patients with EB. Under this FDA approved clinical trial protocol, ten to fifteen patients are required to be enrolled at a clinical site. Rockefeller University Hospital is currently recruiting EB patients for these trials. None of these trials have yet been performed.

POTENTIAL APPLICATIONS OF TECHNOLOGY AND MARKETS

      The Company believes that its Composite Cultured Skin, if successfully developed, will have wide commercial application for treatment of severe burn patients, patients who suffer severe ulcerations and various skin diseases (such as EB), as well as for reconstructive and cosmetic surgery. There can be no assurance that the Company's Composite Cultured Skin will be successfully tested in future human clinical trials or that it can be marketed profitably. See "Forward Looking Information May Prove Inaccurate".

PRODUCTION AND SUPPLY

      In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City ("Audubon"). Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. As of March 20, 1997, Columbia provided a $400,000 grant and has loaned and advanced to the Company approximately $619,000 for the Company's construction and architectural and engineering costs in building its new laboratory and office, and for equipment installed in the new laboratory. The Company has spent approximately $210,000 of its own funds, in addition to the loan from Columbia. The Company anticipates that the construction already completed and the equipment to be installed in the new laboratory will cost, in the aggregate, approximately an additional $285,000.

      The Company uses its new laboratory to produce its Composite Cultured Skin for use in the remaining FDA approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company intends to further equip its new laboratory as a pilot production facility for its Composite Cultured Skin. The new Audubon facility is a dedicated biomedical research facility and the Company, as a tenant, is entitled to utilize the resources of Columbia's Health Sciences Research facility at the Audubon facility as well as those at Columbia University-Presbyterian Medical Center across the street from the facility.

      The Company also has its own laboratory facility in Sydney, Australia, where it conducts additional research and produces its Composite Cultured Skin used for operations in Australia.

      If the Company is successful in securing FDA approval to market and sell its Composite Cultured Skin, the Company's ability to operate profitably will depend on its ability to produce, or have produced for it by third party producers, its Composite Cultured Skin in large quantities at a competitive cost. There can be no assurance that the Company will be able to construct and equip a volume production facility to produce its Composite Cultured Skin at a commercially viable cost, or that the Company will be able to enter into an agreement with a third party to produce such product on terms acceptable to the Company, if at all. Any manufacturing, whether by the Company or a third party manufacturer, for any future commercial scale production of the Company's Composite Cultured Skin, will have to be in compliance with the Good Manufacturing Practices, as mandated by the FDA. See "Forward Looking Information May Prove Inaccurate."

RESEARCH

      Most of the research and development for the Company's proprietary technology is done at the Company's laboratory at the Audubon facility and its laboratory in Sydney, Australia. The Company recently entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company has agreed to contribute $40,000 of the $100,000 cost of such research. The Company will pay such $40,000 in quarterly payments of $10,000 each. The $10,000 payment for the first quarter has already been paid by the Company.

FDA CONSULTANT

      The Company retains Oxford Research International Corp. ("Oxford") to assist it in the FDA approval process, including the preparation of applications and related documentation and monitoring all phases of the clinical trials. The agreement has a term of one year and is automatically renewable for additional one year periods subject to termination at will. Fees payable to Oxford are based on Oxford's per diem charges. The amount of fees for Oxford's services for the fiscal year ended December 31, 1996 aggregated $61,430.

PATENTS AND PROPRIETARY RIGHTS

      The Company has an exclusive worldwide license to use the proprietary technology on which its Composite Cultured Skin is based and to market any products developed from it, except for the treatment of EB patients in Australia.

Eisenberg License Agreement

      Pursuant to a license agreement (the "License Agreement") dated June 7, 1991, by and between the Company and Dr. Eisenberg, as modified in August, 1995, Dr. Eisenberg has granted the Company an exclusive worldwide license to use the technology subject to certain limitations. The agreement has a term of ten years, which may be automatically renewed by the Company for two additional ten year periods.

      Dr. Eisenberg has retained the exclusive right to use the technology in Australia solely for nonprofit applications that are not competitive with the Company's business. The Company has agreed to make its Composite Cultured Skin available for treatment of EB patients in Australia on a cost basis.

      Upon the expiration or earlier termination of the License Agreement, Dr. Eisenberg will be entitled to the exclusive rights to the technology licensed under the License Agreement. However, the Company will retain the exclusive rights to all improvements to the technology developed during the license period. If the License Agreement is terminated due to a breach by the Company, Dr. Eisenberg will also be entitled to the rights to such improvements.

Patents

      Dr. Eisenberg has been granted patents for the Company's Composite Cultured Skin in the United States and in several foreign countries and is prosecuting patent claims for it in others. The United States Patent was initially granted to Dr. Eisenberg on February 1, 1994 and bears U.S. Patent 5,282,589. On December 10, 1996, after an unsuccessful challenge by a competitor of the Company, the U.S. Patent Office re-issued the Company's Composite Cultured Skin patent (No. RE-35399).

      There can be no assurance that such patent may not be successfully challenged in court proceedings. Nor can there be any assurance that any United States or foreign patents will provide any commercial benefits to the Company.

      Several of the Company's competitors, including Organogenesis, Inc., Advanced Tissue Sciences, Inc., Genzyme Tissue Repair Inc., Integra Life Sciences and LifeCell Corporation, have been granted patents relating to their particular artificial skin technologies.

GOVERNMENT REGULATION

      The Company is subject to extensive government regulations. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale.


      Pursuant to the Federal Food Drug and Cosmetic Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in the United States. The Company's Composite Cultured Skin is subject to regulation as a medical device. Prior to commercial release of the Company's product, premarket approval ("PMA") by the FDA will be required. PMA entails proof of nontoxic, safety and efficacy in human clinical trials. Premarket approval is a lengthy and expensive process and there can be no assurance that FDA approval will be obtained.

      To obtain premarket approval, the Company must submit a PMA application, supported by extensive data, including human clinical trial data, and documentation to prove the safety and efficacy of the device. Pursuant to applicable regulations, the FDA has 180 days to review a PMA application during which time an advisory committee usually evaluates the application and makes recommendations to the FDA. While the FDA has responded to PMA applications within that time period, reviews usually occur over a significantly protracted period of twelve to twenty-four months. A number of devices are never cleared for marketing.

      If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer or distributor of the device will have to file an Investigative Device Exemption ("IDE") application with the FDA prior to commencing such trials. The IDE application must be supported by data, including the results of animal and other testing. If the IDE application is approved, human clinical trials may begin. In February 1994, the FDA approved the Company's IDE application for clinical investigation of its product for burn injuries, allowing the Company to commence human clinical trials on a total of 120 burn patients. As a result of such approval by the FDA, in March 1994, the Company commenced human clinical trials. In January 1997, the FDA approved a physician submitted IDE application for clinical investigation of the Company's product for the treatment of the symptoms of EB, submitted by Rockefeller University Hospital in New York City, allowing for the commencement of human clinical trials on ten to fifteen EB patients. Rockefeller University Hospital has begun recruiting EB patients for such trials.

      Reports containing results from the human clinical trials will be submitted to the FDA in support of any PMA application. At this stage, it is not possible to determine whether the results achieved from the clinical trials will be sufficient to obtain FDA approval.

      Any manufacturing, whether by the Company or by a third party manufacturer, for any future commercial scale production of the Company's Composite Cultured Skin, will have to be in compliance with the Good Manufacturing Practices, as mandated by the FDA.

COMPETITION

      The Company is aware of several companies engaged in the research and development of replacement skin products, including Organogenesis, Inc. ("Organogenesis") and Genzyme Tissue Repair, Inc. ("Genzyme"), both of Cambridge, Massachusetts, Advanced Tissue Sciences, Inc. ("Advanced Tissue") of La Jolla, California, LifeCell Corporation ("LifeCell") of Woodland, Texas, and Integra Life Sciences ("Integra") of Plainsboro, New Jersey.

      Organogenesis, like the Company, has developed a product that is composed of donor epidermal cells, fibroblast cells and a bovine collagen matrix. The Company's Composite Cultured Skin differs from Organogenesis' product in its collagen matrices and the methods used to culture the cells onto the collagen matrices. In 1995, Organogenesis filed for premarket approval by the FDA for use of its cultured skin product for treatment of venous stasis ulcers.

      Advanced Tissue has initiated several clinical trials to test a "dermal equivalent" composed of bio-absorbable material in which donor fibroblast cells have been seeded to secrete a dermal-like protein matrix. In the latter part of 1996, Advanced Tissue filed for premarket approval by the FDA for use of its "dermal equivalent" in the treatment of diabetic skin ulcers.

      Advanced Tissue has also conducted clinical trials to test a non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells to act as a temporary wound covering for severe burns before skin from an autograft procedure becomes available. This product was approved for marketing by the FDA on March 18, 1997.

      Genzyme has developed a product that consists of culturing epidermal cells obtained from the patient through a biopsy to recreate an epidermis like layer. This product is not regulated by the FDA and is available commercially. The Company believes that its uses are limited due to the two to three weeks delay in supplying the product to the patient.

      LifeCell has developed a method to freeze-dry cadaver skin to be used as an artificial dermis, which must then be covered with an autograft or cultured epidermal cells. This product does not require FDA approval and has been sold commercially since 1993.

      In 1991, Integra developed a product that consists of a bovine collagen matrix covered with a layer of silicone. This product is intended to act as an artificial dermis and requires an autograft several days after treatment. In March 1996, the FDA approved for marketing INTEGRA(TM) Artificial Skin,
Dermal Regeneration Template(TM).

      All of these companies have greater financial and other resources than the Company and most of them have conducted and continue to conduct human clinical trials, many of which are at more advanced stages than the Company's human clinical trials.

      Except as set forth above, the Company is not aware of any skin replacement product that has received PMA approval from the FDA.

      In the area of chronic wound healing, many well known biotechnology companies are developing products to treat wounds. These forms of therapies are classified as biologics and therefore must meet more extensive regulatory requirements than skin grafts, which are classified as devices. To date, and to the best of the Company's knowledge, none of the trials performed to treat chronic wounds has had any significant success. The Company feels that part of the efficacy of its technology is based on its ability to deliver to the wound site a complete skin system that includes epidermal cells and dermal cells. These delivered cells may produce and deliver a myriad of growth factors that may be secreted in the proper concentrations and could act as the growth factor delivery system needed to treat chronic wounds as well as wounds from burns.

      No assurance can be given that other companies having greater financial resources than the Company will not develop other skin regeneration or wound healing technology that may be more effective than the Company's Composite Cultured Skin, or that may make the Company's Composite Cultured Skin obsolete. See "Forward Looking Information May Prove Inaccurate".

EMPLOYEES

      The Company presently employs sixteen people in the United States, including three executive officers. Only one executive officer is employed on a full time basis. In addition to its executive officers, the Company employs nine other persons in New York City. The Company employs four persons, one part-time, to work in its laboratory in Sydney, Australia. Dr. Eisenberg also is employed part-time in Sydney, Australia. The Company's United States and Australian staffs include six employees possessing either Ph.D. or M.D. degrees. The Company anticipates that it will employ additional persons in 1997 other than those referred to above, as its needs require.

ITEM 2.     PROPERTIES

      In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for 5,765 square feet of space at 3960 Broadway, New York City, New York, in Columbia's new Audubon Biomedical Science and Technology Park ("Audubon"). The Company relocated its executive offices to its new laboratory facility in July 1996 and commenced operation of its laboratory in such facility in November 1996.

        The Company initially pays rent of $10,809 per month, with increases in the fourth and fifth years of the lease. The Company also granted Columbia a warrant expiring March 10, 2001 to purchase 5,000 shares of Common Stock at an exercise price of $10 per share. The Company has the option to renew the lease for an additional five year term at a modest increase in base rent. As of March 20, 1997, Columbia provided a $400,000 grant and has loaned and advanced to the Company approximately $619,000 for the Company's construction and architectural and engineering costs in building its new laboratory and office, and for equipment installed in the new laboratory. The Company has spent approximately $210,000 of its own funds, in addition to the loan from Columbia. The Company anticipates that the construction already completed and the equipment to be installed in the new laboratory, will cost, in the aggregate, approximately an additional $285,000. Monthly payments of principal and interest to repay the loan have been calculated on a ten year pay out.

      In 1992, the Company signed a five-year lease for approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, in which the Company constructed a new research laboratory to conduct its research and development activities in Australia and to produce the Composite Cultured Skin used in the operations conducted in Australia. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not more favorable to it than for rental of similar space in Sydney, Australia, from non-related third parties. The Company has an option to extend such lease for an additional three years after its termination on May 27, 1997, at the then prevailing market rent for similar properties. From 1992 through December 31, 1996, the Company paid an aggregate of approximately $32,000 in rental payments to Dr. Eisenberg's father for the use of such space by the Company. Dr. Eisenberg's father has waived unpaid rent owed by the Company for such space in the amount of $40,740 through December 31, 1995.

ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

                                     PART II

Item 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)   Market Information.

      From January 20, 1996 to May 28, 1996, the Company's publicly-traded securities were traded as units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant (the "Units"), and were listed on the NASDAQ SmallCap Market under the symbol "ORTCU". On May 17, 1996, the components of the Units each became separately tradeable securities. The Common Stock of the Company is currently trading on the NASDAQ SmallCap Market under the symbol "ORTC". The following table sets forth the high and low bid information of the Common Stock as reported by NASDAQ for each full quarterly period since January 1996 (and for any subsequent interim period for which financial statements are included herein).

                                              Closing Prices
                                              --------------
                                          High              Low
                                          ----              ---
Fiscal Year Ended
December 31, 1996
Units
-----
      First Quarter (from
        date of inception,
        January 19, 1996)                 $ 7 1/2            $5 6/8

      Second Quarter (to
        May 28, 1996)                       7 1/4             6

Common Stock
------------
      Second Quarter (from
        May 17, 1996)                       6 5/8             4 3/4

      Third Quarter                         7 9/16            5 7/8

      Fourth Quarter                       10 1/2             7 1/2

      (b)   Security Holders.

      To the best knowledge of the Company, at March 20, 1997, there were 144 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of beneficial owners as of March 20, 1997 was approximately 1,080.

      (c)   Dividends.

      The Company has not paid, and has no current plans to pay, dividends on its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES


      1996 PRIVATE PLACEMENT

      In November 1996, the Company completed a private placement of its securities (the "1996 Private Placement") from which it received gross proceeds of $6,220,222, and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement agent fees and other expenses of such private placement). The Company sold 959,106 shares of Common Stock in such private placement at an average price of $6.49 per share.

      The offer and sale of the shares in the 1996 Private Placement were made by the Company, acting through its officers and directors, and three placement agents, Ms. Teena Lerner and Messrs. Joseph Stechler and Menachem Genack (the "Placement Agents"). Mr. Stechler is a director of the Company. The Company paid each Placement Agent cash commissions of 7% of the purchase price for each share sold in the 1996 Private Placement by such person and, in addition to such cash commissions, granted five-year warrants to each Placement Agent to purchase such number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold by such Placement Agent, exercisable at prices equal to 120% of the prices paid for such shares (the "1996 Private Placement Warrants"). As compensation for their services as Placement Agents in connection with the 1996 Private Placement, Ms. Lerner and Messrs. Stechler and Genack received approximately $280,000, $140,000 and $11,900 as cash compensation and 61,922, 30,500 and 2,639 1996 Private Placement Warrants, respectively. Other than Mr. Stechler, none of the Company's other directors received any compensation. Except for their services as Placement Agents in the 1996 Private Placement, Teena Lerner and Menachem Genack are not affiliated with the Company, although Mr. Genack has been a stockholder of the Company since its inception in 1991.

      The securities included in the 1996 Private Placement were offered and sold only to accredited investors, as that term is defined under Regulation D of the Securities Act of 1933, as amended (the "Act"), in reliance on the availability of an exemption from the registration provisions of the Act, by virtue of the Company's compliance with the provisions of Section 4(2) thereof and Rule 506 of Regulation D. The purchasers in the 1996 Private Placement have demanded that the Company register all such 959,106 shares of Common Stock purchased in the 1996 Private Placement under the Act. The Company is presently preparing a registration statement covering such shares for filing with the Securities and Exchange Commission (the "Commission").

OTHER GRANTS AND ISSUANCES OF SECURITIES

      During 1996, the Company granted the following options under its Employee Stock Option Plan:

                              No. of Shares
Class of Persons                Subject to         Date of    Exercise     Expiration
To Whom Granted                  Options            Grant       Price         Date
----------------              -------------        -------    --------     -----------
One employee, consultants
  and advisers                   63,500             4/1/96     $6.00          4/1/01

Two executive officers
  and one employee               42,500             4/1/96     $7.00          4/1/01

Three executive officers         50,000            11/21/96    $8.50        11/21/01

The foregoing grants of securities were in consideration for services rendered to the Company.

      On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. All such warrants expire on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 33,885 shares of Common Stock at the $1.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock purchased at prices of $9.00 or more per share until January 20, 1997.

      On March 11, 1996, the Company granted the Trustees of Columbia University warrants to purchase up to 5,000 shares of the Company's Common Stock at an exercise price of $10.00 per share. Such warrants expire on March 11, 2001 and were granted as partial consideration to Columbia University for leasing office and laboratory space to the Company at its Audubon facility. See Part I, Item 2, "Properties."

      On June 20, 1996, the Company granted warrants to Mr. Judah Wernick to purchase up to 12,500 shares of the Company's Common Stock at an exercise price of $6.00 per share. Such warrant expires on June 19, 1999 and was granted in consideration for Mr. Wernick's loan of $73,000 to the Company prior to the Company's initial public offering of its securities in December 1995 and January 1996. Mr. Wernick is affiliated with Patterson Travis, Inc., the underwriter of the Company's initial public offering.

      The grant, offer and sale of all of the securities listed above were sold without registration under the Act, as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.


ITEM 6.     PLAN OF OPERATION


OPERATIONS FOR THE NEXT TWELVE MONTHS

      For the next twelve months the Company will continue to conduct human clinical trials. To that end, the Company intends to continue to recruit hospital burn centers which will provide the necessary patients.

      The Company estimates that the cost to it of each human clinical trial for burn patients and EB patients will be approximately $8,000. Such amounts include testing for pathogens and payments to the hospital, but do not include any allocation to the cost of such trials of salaries, rent or other overhead expenses of the Company.

CASH REQUIREMENTS

      The Company estimates that it has sufficient funds necessary to operate through approximately January 1999. The Company may have to secure additional funds prior thereto or thereafter to complete its human clinical trials, if not then already completed, to secure FDA premarket approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

      The Company has spent an aggregate of approximately $3,354,416 from its inception through December 31, 1996 for the human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospital burn centers to participate in the human clinical trials, monitoring the progress of the patients thereafter and the preparation of reports to be filed with the FDA.

NEW LABORATORY

      In March 1996, the Company entered into a five-year lease with Columbia University for 5,765 square feet of space at 3960 Broadway, New York City, New York, in Columbia's new Audubon Biomedical Science and Technology Park. The Company relocated its executive offices to its new laboratory facility in July 1996 and commenced operation of its laboratory in such facility in November 1996.

      The Company initially pays rent of $10,809 per month, with increases in the fourth and fifth years of the lease. The Company also granted Columbia a warrant expiring March 10, 2001 to purchase 5,000 shares of Common Stock at an exercise price of $10 per share. The Company has the option to renew the lease for an additional five year term at a modest increase in base rent. As of March 20, 1997, Columbia provided a $400,000 grant and has loaned and advanced to the Company approximately $619,000 for the Company's construction and architectural and engineering costs in building its new laboratory and office, and for equipment installed in the new laboratory. The Company has spent approximately $210,000 of its own funds, in addition to the loan from Columbia. The Company anticipates that the construction already completed and the equipment to be installed in the new laboratory will cost, in the aggregate, approximately an additional $285,000. Monthly payments of principal and interest to repay the loan have been calculated on a ten year pay out.

NUMBER OF EMPLOYEES

      The Company presently employs sixteen people, including three executive officers. Only one executive officer is employed on a full time basis. In addition to its executive officers, the Company employs nine other persons in New York City. The Company employs four persons, one part-time, to work in its laboratory in Sydney, Australia. Dr. Eisenberg also is employed part-time in Sydney, Australia. The Company's United States and Australian staffs include six employees possessing either Ph.D. or M.D. degrees. The Company anticipates that it will employ additional persons in 1997 other than those referred to above, as its needs require.

ITEM 7.     FINANCIAL STATEMENTS

      Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP dated March 18, 1997.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

Name                   Age       Position
----                   ---       --------

Dr. Steven Katz        52        President, Chief Executive Officer and Chairman
                                 of the Board of Directors

Dr. Mark Eisenberg     59        Senior Vice President, Research and Development
                                 and Director

Ron Lipstein           41        Secretary, Treasurer, Chief Financial Officer
                                 and Director

Alain M. Klapholz      40        Vice President, Operations and Director

Mr. Joseph Stechler    45        Director


      Dr. Steven Katz, a founder of the Company, has been a director of the Company since its inception in 1991 and was elected chairman of its Board of Directors in September,

1994. He has been employed part time by the Company and a predecessor since 1991. Dr. Katz has also been a professor of Economics and Finance at Bernard Baruch College in New York City since 1972. Dr. Katz devotes approximately 75% of his time to the Company. He has a Ph.D. in Finance and Statistics as well as an MBA and MS in Operations Research, both from New York University.

      Dr. Mark Eisenberg, a founder of the Company, has been a director and senior vice president of the Company since 1991. Dr. Eisenberg has also been a consultant to the Company since June 1991. See "Eisenberg Consulting Agreement". He has been a physician in private practice in Sydney, Australia, since 1967. He is a member and co- founder of the Dystrophy Epidermolysis Bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on EB disease and has published widely on this subject in medical journals.

      Ron Lipstein, a founder of the Company, has been the secretary and treasurer and a director of the Company since 1991. He has been employed part time by the Company and a predecessor since 1991. Mr. Lipstein has been president and chief executive officer of Dollspart Supply Co., Inc., a mail order supply company, since 1987. He devotes approximately 75% of his time to the Company. Mr. Lipstein, who is a certified public accountant, was employed as an accountant by Touche Ross & Company, a national public accounting firm, from 1979 to 1987.

      Alain M. Klapholz, a founder of the Company, has been a vice president and a director of the Company since 1991. He has been employed full time by the Company since September, 1991. From 1989 to 1990 Mr. Klapholz was the president of Klapholz & Associates, a consulting firm that serviced and assisted medical device and biotechnology firms in developing business plans and raising capital. In 1990, and until August 1991, he was chief financial officer of Applied DNA Systems, a publicly held biotechnology company. Mr. Klapholz has an M.B.A. from New York University. Until December 14, 1998, Patterson Travis, Inc. ("Patterson Travis"), the underwriter of the initial public offering of the Company's securities, has the right to designate a director who will replace Mr. Klapholz. Patterson Travis has not yet made such designation.

      Joseph Stechler has been a director of the Company since 1992. He has been president and CEO of Stechler & Company, an investment management firm, since 1986, and from 1990 to January 1997, he was the general partner of Old Ironsides Capital, L.P., an investment fund. Prior to 1986 he was a securities analyst with several investment firms. Mr. Stechler has a J.D. degree from Columbia University and an LLM degree in corporate law from New York University.

      If the number of directors is increased to more than five, any person selected to fill any such additionally created position in the period ending December 14, 1997 is subject to the prior written approval of Patterson Travis to serve in such position, which approval may not be unreasonably withheld. The Company's management has no present intention to increase the number of directors to more than five.

      Although Dr. Katz and Mr. Lipstein are employed by the Company part time, in the past four years they have devoted most of their time to the Company's affairs.

SIGNIFICANT EMPLOYEES

      Dr. Melvin Silberklang supervises the Company's laboratory at the Audubon facility. From 1993 to 1995, Dr. Silberklang was employed by Enzon, Inc. of Piscataway, New Jersey, as Senior Director of Process Research and Development, supervising a multi-disciplinary staff of 18. From 1981 to 1993, Dr. Silberklang was employed by Merck Research Laboratories of Rahway, New Jersey, where from 1988 to 1993 he was Associate Director of Cellular and Molecular Biology. In that capacity, Dr. Silberklang directed research and development for five major protein products and managed transfers of research results to large scale production. From 1985 to 1988, Dr. Silberklang was a research fellow in Merck's Department of Cellular and Molecular Biology where he developed and executed a capital expenditure plan to fully equip both molecular biology and production facility laboratories.

      Dr. Suzanne Schwartz has been employed full-time by the Company since July 1, 1996, as its medical director. She is responsible for the Company's relationships with hospitals at which operations using the Company's Composite Cultured Skin as part of the human clinical trials have been and are to be performed, with respect to such operations and other matters and securing additional hospitals to perform such operations. She will also participate in directing the Company's research and development for possible use of its technology for other medical applications. Dr. Schwartz received her M.D. degree from Albert Einstein College of Medicine in New York City in 1988 and trained as a resident in general surgery at Montefiore Hospital and Medical Center in New York City from July 1988 to June 1991. From July 1991 to June 1996, she held various positions for advanced study at the Cornell University Medical College, including a fellowship in its Burn Center, advanced study in the Wound Healing Laboratory in the Department of Surgery, and in the Graduate Program in Cell Biology and Genetics.

CONSULTANTS

      The Company retains Dr. Richard L. Kronenthal, the Chairman of its Scientific Advisory Board, as a consultant at a minimum annual fee of $36,000. As part of his consulting services, Dr. Kronenthal has taken the major responsibility in directing the Company's research and development efforts. Prior to 1989, Dr. Kronenthal was employed by Ethicon, Inc. ("Ethicon"), a division of Johnson and Johnson, for more than 30 years, the last four years as Ethicon's director of research and development. Prior to his retirement in 1989, Dr. Kronenthal was responsible for Ethicon's development of a variety of successful surgical products. During his more than thirty years with Ethicon, Dr. Kronenthal held increasingly responsible positions involving the worldwide commercialization of products derived from collagen, as well as synthetic absorbable and other materials. Since 1989, Dr. Kronenthal has been president of Kronenthal Associates, Inc., which provides technical and business consulting services for investors and companies in the health care field.

      The Company also retains Dr. Lisa Staiano-Coico, Associate Dean of Cornell University Medical School, as a consultant, to assist and advise in the further development and production of the Company's Composite Cultured Skin. In addition to the compensation of $4,166 per month paid by the Company to Dr. Staiano-Coico, the Company has granted to Dr. Staiano-Coico warrants to purchase up to 6,700 shares of the Company's Common Stock, at an exercise price of $12 per share. The warrants granted Dr. Staiano-Coico expire May 31, 1998.

EISENBERG CONSULTING AGREEMENT

      Pursuant to a consulting agreement (the "Consulting Agreement") dated June 7, 1991, as amended on September 1, 1992, between the Company and Dr.
Eisenberg, the Company has retained the services of Dr. Eisenberg as a consultant until August 31, 2005.

      Under the Consulting Agreement, Dr. Eisenberg devotes 20 hours per week to the Company. The Company pays Dr. Eisenberg an annual fee at the rate of $73,000 and $58 per hour for each hour in excess of twenty hours per week spent by Dr. Eisenberg on the Company's affairs. Dr. Eisenberg's fee is subject to annual increases based on certain formulas.

      In addition, Dr. Eisenberg will receive a bonus in the event that the Company files for the registration of any patent based on a significant advance that has been developed under his supervision or direction and which the Company's Board of Directors determines to have significant commercial application. The amount of any such bonus shall be determined by the Board of Directors of the Company, but shall not be less than $30,000 per patent registration, provided that bonuses may not aggregate more than $60,000 during any twelve-month period.

      Dr. Eisenberg has agreed not to compete with the Company until one year after termination of the Consulting Agreement.

SCIENTIFIC ADVISORY BOARD

      The Company has secured medical doctors expert in dermatology and surgery and an expert in the field of development of biomedical and other health care products, to serve on the Company's Scientific Advisory Board to advise the Company in the further development of its technology and to provide guidance for the Company's research strategy. The following persons are serving on the Company's Scientific Advisory Board:

      Dr. Richard L. Kronenthal - Chairman of the Company's Scientific Advisory Board. See "Consultants".

      Dr. Eugene Bauer - Chairman of Dermatology at, and Dean of the Stanford University School of Medicine.

      Dr. Joseph McGuire - Professor of Dermatology and Pediatrics at Stanford University School of Medicine.

      Dr. Andrew Salzberg - of the Westchester Medical Center and Co-Director of its burn unit. Dr. Salzberg is a plastic surgeon with extensive experience in skin grafts.

      The Company compensates the members of its Scientific Advisory Board other than Dr. Kronenthal for their time and expenses only, with minimum payments of $5,000 per year to each member. The Company has granted to the following members of its Scientific Advisory Board warrants to purchase shares of the Company's Common Stock at exercise prices ranging from $9.425 to $10 per share: (i) to Dr. Salzberg, warrants expiring in August 1997 to purchase 2,660 shares, (ii) to Dr. Bauer, warrants expiring in September 1997 to purchase 2,000 shares, (iii) to Dr. McGuire, warrants expiring in April 1998 to purchase 2,000 shares and (iv) to Dr. Kronenthal, warrants expiring in March 2000 to purchase 2,000 shares. The Company also has agreed to grant to an academic, charitable, or research institution designated by a former Scientific Advisory Board member warrants which expire in April 1998 to purchase 2,000 shares of Common Stock at $9.425 per share. In addition, on April 1, 1996, the Company granted non-incentive stock options to Dr. Salzberg to purchase 10,000 shares, and to Dr. Kronenthal to purchase 7,500 shares at an exercise price of $6.00 per share. Such options expire on April 1, 2001 and were granted for consulting services rendered by Drs. Salzberg and Kronenthal to the Company.


SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      To the best of the Company's knowledge, Joseph Stechler, a director of the Company, untimely filed two reports on Form 4 during the fiscal year ended December 31,

1996, reporting ten late transactions. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed in the fiscal year ended December 31, 1996 were timely filed.


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the Company's executive compensation paid during the three fiscal years ended December 31, 1996, 1995 and 1994 for the Chief Executive Officer and the Company's most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation exceeded $100,000 (the "Named Officers").


                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                         ----------------------
                               Annual Compensation          Awards      Payouts
                             -----------------------        --------   ---------
  (a)            (b)      (c)       (d)      (e)          (f)      (g)      (h)       (i)
                                                           Re-
                                               Other       stricted           Plan     All
                                               Annual      Stock              Pay-     Other
Name and Prin-              Salary      Bonus  Compensa-     Awards  Options  outs   Compensa-
cipal Position    Year      ($)         ($)    tion($)        ($)       (#)     ($)    tion($)
--------------    ----     ------      -----   ---------   --------  -------  ----     ---------
Dr. Steven Katz   1996   $162,451(1)             $8,100*              50,000
 Chief Executive  1995     74,000(2)              6,000*                 --
 Officer and      1994     75,980                 6,000*                 --
 President

Ron Lipstein      1996   $135,861(1)             $8,100*              25,000
 Secretary,       1995     53,848(2)              6,000*                 --
 Treasurer and    1994     71,684(3)              6,000*                 --
 CFO

Alain Klapholz    1996   $112,249(1)             $3,500*              10,000
 Vice President   1995     86,871(2)              6,000*                 --
                  1994     56,959(3)              8,500*                 --

-----------------

*     In lieu of health insurance.

(1) Includes $37,986, $26,923 and $16,265, paid to Dr. Katz and Messrs. Lipstein and Klapholz, respectively, in 1996 for compensation payable to such persons in 1995, but deferred for lack of funds at the Company's disposal at such time.

(2) Includes amounts for compensation payable to such persons in 1995, but deferred to 1996 for lack of funds at the Company's disposal at such time. See Note (1), above. Also includes $16,154 and $3,113, paid to Messrs. Lipstein and Klapholz, respectively, in 1995 for compensation payable to such persons in 1994, but deferred for lack of funds at the Company's disposal at such time.

(3) Includes amounts for compensation payable to such persons in 1994, but deferred to 1995 for lack of funds at the Company's disposal at such time. See Note (2), above.


BOARD COMPENSATION

      Although Mr. Klapholz is employed on a full-time basis by the Company, and Dr. Eisenberg and Mr. Lipstein on a part-time basis, in 1996, no compensation was paid by the Company to any director for services rendered by him as a director or for committee participation or for special assignments as a director.



                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 by the Company to the Named Officers:

                                    Individual Grants
                                 ------------------------
                                    Percent of
                    Securities      Total Options
                    Underlying      Granted to      Exercise
                     Options        Employees in    or Base     Expiration
     Name            Granted        Fiscal Year      Price      Date
     ----            -------        -------------   --------    -------
Dr. Steven Katz      30,000             30.4%        $8.50     11/21/2001
                     20,000             20.3%        $7.00     4/1/2001
Ron Lipstein         10,000             10.1%        $8.50     11/21/2001
                     15,000             15.2%        $7.00     4/1/2001
Alain Klapholz       10,000             10.1%        $8.50     11/21/2001

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 20, 1997 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                       Amount and
                                       Nature of             Percentage of
Name and Address of                    Beneficial            Outstanding Shares
Beneficial Owner *                     Ownership**           Owned
-------------------                    -----------           ------------------
Steven Katz                           348,507(1)             7.5%

Mark Eisenberg                        598,000               13.0

Ron Lipstein                          323,606(2)             7.0

Alain Klapholz                        308,607(3)             6.7

Joseph Stechler                       697,066(4)            14.2

Home Insurance Company                298,818(5)             6.3
  59 Maiden Lane
  New York, NY 10038

Strong Capital Management, Inc.       305,000(6)             6.6
  One Hundred Heritage Reserve
  P.O. Box 2936
  Milwaukee, WI 53201

Dawson-Samberg                        342,679(7)             7.4
  354 Pequot Avenue
  Southport, CT 06490

The Travelers Indemnity Company       307,692                6.7
  One Tower Square
  Hartford, CT 06183

All officers and
  directors as a
  group (five persons)                2,248,786              45.6%
                                      (1)(2)(3)(4)

-----------

* The addresses of all of the persons in the foregoing table, unless otherwise indicated, are at the Company's offices, 3960 Broadway, New York, NY 10032.

** The number of Shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after March 20, 1997. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

1 Includes 59,000 shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such 59,000 shares. Also includes 50,000 shares issuable to Dr. Katz upon his exercise of outstanding options.

2 Includes 30,000 shares owned by Mr. Lipstein's children. Mr. Lipstein disclaims any beneficial interest in such 30,000 shares. Also includes 25,000 shares issuable to Mr. Lipstein upon his exercise of outstanding options.

3 Includes 36,000 shares owned by Mr. Klapholz' children. Mr. Klapholz disclaims any beneficial interest in such 36,000 shares. Also includes 10,000 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

4 Includes shares owned by Stechler & Company. Also includes 269,536 shares to be issued by the Company to Mr. Stechler or Stechler & Company upon their exercise of outstanding warrants, 79,206 of which are exercisable at $1.00 per share and expire January 19, 2000, 86,930 of which are exercisable at $9.425 per share and expire on December 31, 1997, 36,450 of which are the publicly held Class A Warrants exercisable at $10.00 per share and expire July 19, 1997, 36,450 of which are the publicly held Class B Warrants exercisable at $15.00 per share and expire January 19, 1999, and 30,500 of which are exercisable at $7.87 per share and expire on October 17, 2001. Also includes an aggregate of 27,000 shares which Mr. Stechler has an option to purchase from Drs. Eisenberg and Katz and Messrs. Lipstein and Klaphoz at $10.00 per share. Such option expires
      July 15, 1997.

5 Includes 137,707 shares to be issued by the Company to Home Insurance Company upon Home Insurance Company's exercise of outstanding warrants, 127,707 of which are exercisable at $1.00 per share and expire January 19, 2000, and 10,000 of which are exercisable at $12.00 per share and expire July 21, 1997.

6 Shares held by four investment funds. The Company believes that Strong Capital Management, Inc. has sole or shared investment and/or voting power for these shares.

7 Shares held by two investment funds. The Company believes that Dawson-Samberg has sole or shared investment and/or voting power for these shares. Includes 31,153 shares issuable upon exercise of outstanding warrants.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PLACEMENT AGENTS

      See Part II, Item 5, "1996 Private Placement" for commissions paid and warrants granted by the Company to Mr. Joseph Stechler, a director of the Company, for his services as a placement agent in the sale of 305,000 shares of the 959,106 shares sold in the 1996 Private Placement.

LICENSE AND CONSULTING AGREEMENTS

      See Part I, Item 1, "Business - Patents and Proprietary Rights" for a description of the license agreement between Dr. Mark Eisenberg and the Company for use of the technology used to produce the Company's Composite Cultured Skin. See also Part III, Item 9, "Eisenberg Consulting Agreement."


LOAN REPAYMENT

      In January 1996, from the net proceeds received by the Company from the initial public offering of its securities, $246,500 was used to repay non-interest bearing loans made to the Company from June through November 1, 1995 by Dr. Steven Katz ($196,500) and by Dollsport Supply Co., Inc., which is wholly owned by Mr. Ron Lipstein ($50,000).

                           FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

      This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management of the Company, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.             Description
-----------             -----------
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

 4.2        Form of Underwriter's Option (1)

 4.3 Form of Warrant Agreement for the public Class A and Class B Common Stock Purchase Warrants (1)

 4.4 Form of Certificate for the public Class A Common Stock Purchase Warrants filed as Exhibit A to Exhibit 4.3 (1)

 4.6 Form of Certificate for public Class B Warrants filed as Exhibit B to Exhibit 4.3 (1)

10.1 License Agreement dated as of June 7, 1991, by and between the Company and Dr. Mark Eisenberg (1)

10.2 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

10.3        Modification of Exhibit 10.1 (1)

10.4 Lease dated May 28, 1992 by and between the Company as lessee and Isaac Eisenberg as lessor for 147-155 Queen Street, Alexandria, Australia (1)

10.4.1 Waiver by Isaac Eisenberg of certain rental payments required to be paid by the Company under such lease (1)

Exhibit
Number                  Description
-------                 -----------
10.5 Stock Purchase Agreement dated June 19, 1992, by and among the Company, Joseph Stechler, Dr. Steven Katz, Alain Klapholz, and Ron Lipstein, plus modifications thereto dated November 30, 1992 and August 5, 1993 (1)

10.6        Stock Option Agreement dated August 5, 1993, by and among Drs.
            Eisenberg and Katz and Messrs. Klapholz and Lipstein with Mr. Stechler (1)

10.7 Further modification, dated as of July 15, 1994, of agreements listed as Exhibits numbered 10.5 and 10.6 (1)

10.8        Agreement with Oxford Research International Corp. (1)

10.9 Lease with Columbia University dated March 14, 1996, for space in 3960 Broadway, New York, New York(2)

27*         Financial Data Schedule

99          FDA approval for human clinical trials (1)

--------------
*     Filed herewith

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-KSB, and incorporated herein by reference.

B.    REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              Registrant:

                              ORTEC INTERNATIONAL, INC.



                              By:   /s/ Steven Katz
                                  -----------------------
                                    Steven Katz, Ph.D.
                                    President and Chief
                                    Executive Officer
Dated:  March 31, 1997


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE            TITLE                                        DATE
   ---------            -----                                        ----

/s/ Steven Katz         President, Chief Executive              March 31, 1997
----------------------  Officer and Director (Principal
Steven Katz, Ph.D.      Executive Officer)



/s/ Mark Eisenberg      Senior Vice President, Research         March 31, 1997
----------------------  and Development and Director
Dr. Mark Eisenberg


/s/ Ron Lipstein        Chief Financial Officer, Secretary,     March 31, 1997
----------------------  Treasurer and Director (Principal
Ron Lipstein            Financial and Accounting Officer)


/s/ Joseph Stechler     Director                                March 31, 1997
----------------------
Joseph Stechler



/s/ Alain M. Klapholz   Vice President, Operations              March 31, 1997
----------------------  and Director
Alain M. Klapholz

                            Ortec International, Inc.
                        (a development stage enterprise)



                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----


Report of Independent Certified Public Accountants                         F-2


Financial Statements

    Balance Sheets as of December 31, 1996 and 1995                        F-3

    Statements of Operations for the years ended
       December 31, 1996 and 1995, and for the cumulative
       period from March 12, 1991 (inception) to
       December 31, 1996                                                   F-5

    Statement of Shareholders' Equity for the cumulative
       period from March 12, 1991 (inception) to
       December 31, 1996                                                   F-6

    Statements of Cash Flows for the years ended
       December 31, 1996 and 1995, and for the cumulative
       period from March 12, 1991 (inception) to
       December 31, 1996                                                   F-9

    Notes to Financial Statements                                          F-11

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    ORTEC INTERNATIONAL, INC.


We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended and for the period from March 12, 1991 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of December 31, 1992 and 1993 and for the period from March 12, 1991 (inception) to December 31, 1993 were audited by other auditors whose report, dated March 8, 1994, included an explanatory paragraph regarding a substantial doubt about the ability of the Company to continue as a going concern. The financial statements for the period from March 12, 1991 (inception) to December 31, 1993 reflect cumulative revenues and cumulative net losses of $35,599 and $2,513,209, respectively, of the cumulative totals. The other auditors' report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from March 12, 1991 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

New York, New York
March 18, 1997

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,





                      ASSETS                                    1996            1995
                                                            -----------      ---------
CURRENT ASSETS
    Cash and cash equivalents                               $ 7,453,229      $   2,364
    Prepaid expenses                                              7,616
    Other current assets                                          1,958             57
                                                            -----------      ---------

           Total current assets                               7,462,803          2,421



PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                        578,530        223,888
    Office furniture and equipment                              170,830         54,527
    Leasehold improvements                                      462,995         49,847
                                                            -----------      ---------

                                                              1,212,355        328,262
    Less accumulated depreciation and amortization             (321,646)      (171,075)
                                                            -----------      ---------

                                                                890,709        157,187


OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $1,210 in 1996 and $0 in 1995            409,147        369,600
    Deferred offering costs                                                    314,697
    Organization costs, net of accumulated amortization
       of $10,238 in 1996 and $9,729 in 1995                                       509
    Deposits                                                     29,266          4,056
                                                            -----------      ---------

                                                            $ 8,791,925      $ 848,470
                                                            ===========      =========

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (CONTINUED)

                                  December 31,



                LIABILITIES AND
              SHAREHOLDERS' EQUITY                        1996              1995
                                                      ------------      -----------
CURRENT LIABILITIES
    Accounts payable                                  $    466,077      $   347,843
    Accrued compensation                                    39,658           36,492
    Accrued professional fees                               64,662          406,534
    Capital lease obligation - current                       5,738
    Loan payable - current                                  38,018
    Notes payable                                                           515,500
                                                      ------------      -----------

           Total current liabilities                       614,153        1,306,369


LONG-TERM LIABILITIES
    Capital lease obligation - noncurrent                    9,846
    Loan payable - noncurrent                              450,928
                                                      ------------
           Total long-term liabilities                     460,774


DEFERRED OCCUPANCY COSTS                                                      1,327


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; authorized,
       10,000,000 shares; issued and outstanding,
       4,601,963 shares at December 31, 1996 and
       2,408,972 shares at December 31, 1995                 4,602            2,409
    Additional paid-in capital                          15,573,183        4,749,384
    Deficit accumulated during the development
       stage                                            (7,860,787)      (5,211,019)
                                                      ------------      -----------

                                                         7,716,998         (459,226)
                                                      ------------      -----------

                                                      $  8,791,925      $   848,470
                                                      ============      ===========

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS


                                                                          CUMULATIVE
                                                                             FROM
                                                                           MARCH 12,
                                                                             1991
                                          Year ended December 31,       (INCEPTION) TO
                                       ----------------------------      DECEMBER 31,
                                           1996            1995              1996
                                       -----------      -----------     --------------
Revenue
    Interest income                    $   171,057      $     2,685      $   238,215
                                       -----------      -----------      -----------

Expenses
    Research and development               964,864          573,392        3,354,416
    Rent                                    85,076           21,732          162,949
    Consulting                             261,633           34,606          757,396
    Personnel                              730,357          229,183        1,875,398
    General and administrative             727,192          161,686        1,834,372
    Other expense, net                      51,703            4,809          114,471
                                       -----------      -----------      -----------

                                         2,820,825        1,025,408        8,099,002
                                       -----------      -----------      -----------

       Net loss                        $(2,649,768)     $(1,022,723)     $(7,860,787)
                                       ===========      ===========      ===========

       Net loss per share              $      (.60)     $      (.38)     $     (2.77)
                                       ===========      ===========      ===========

Weighted average common and common
    equivalent shares outstanding        4,421,637        2,720,208        2,838,265
                                       ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                      Deficit
                                                                                                    accumulated
                                                                  Common stock        Additional    during the        Total
                                                          ------------------------     paid-in      development    shareholders'
                                                             Shares        Amount      capital         stage          equity
                                                          -----------    ---------   -----------    -----------    -------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                 1,553,820    $   1,554   $      (684)                   $      870
   First private placement ($.30 cash per share)              217,440          217        64,783                        65,000
   The Director ($1.15 and $5.30 cash per share)              149,020          149       249,851                       250,000
   Second private placement ($9.425 cash per share)            53,020           53       499,947                       500,000
   Share issuance expenses                                                               (21,118)                      (21,118)
   Net loss                                                                                         $  (281,644)      (281,644)
                                                          -----------    ---------   -----------    -----------     ----------

Balance at December 31, 1991                                1,973,300        1,973       792,779       (281,644)       513,108

Issuance of stock
   Second private placement ($9.425 cash per share)            49,320           49       465,424                       465,473
   Stock purchase agreement with the Director ($9.425
     cash per share)                                           31,820           32       299,966                       299,998
   Share issuance expenses                                                               (35,477)                      (35,477)
   Net loss                                                                                            (785,941)      (785,941)
                                                          -----------    ---------   -----------    -----------     ----------

Balance at December 31, 1992 (carried forward)              2,054,440        2,054     1,522,692     (1,067,585)       457,161

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)


                                                                                                   Deficit
                                                                                                 accumulated
                                                             Common stock          Additional    during the       Total
                                                      -------------------------      paid-in     development   shareholders'
                                                        Shares         Amount        capital        stage         equity
                                                      ----------    -----------    ----------   ------------   -------------
       (brought forward)                               2,054,440    $     2,054    $1,522,692   $(1,067,585)    $   457,161

Issuance of stock
   Third private placement($10.00 cash per share)        132,150            132     1,321,368                     1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)            111,111            111       999,888                       999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                              21,220             21       199,979                       200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                                600              1         5,999                         6,000
   Share issuance expenses                                                           (230,207)                     (230,207)
   Net loss                                                                                      (1,445,624)     (1,445,624)
                                                      ----------    -----------    ----------   -----------     -----------

Balance at December 31, 1993                           2,319,521          2,319     3,819,719    (2,513,209)      1,308,829

Issuance of stock
   Fourth private placement ($10.00 cash per share)       39,451             40       397,672                       397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)            50,000             50       499,950                       500,000
   Share issuance expenses                                                             (8,697)                       (8,697)
   Net loss                                                                                      (1,675,087)     (1,675,087)
                                                      ----------    -----------    ----------   -----------     -----------

Balance at December 31, 1994                           2,408,972          2,409     4,708,644    (4,188,296)        522,757

Rent forgiveness                                                                       40,740                        40,740

Net loss                                                                                         (1,022,723)     (1,022,723)
                                                      ----------    -----------    ----------   -----------     -----------

Balance at December 31, 1995 (carried forward)         2,408,972          2,409     4,749,384    (5,211,019)       (459,226)

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)



                                                                                               Deficit
                                                                                             accumulated
                                                        Common stock           Additional    during the       Total
                                                 -------------------------      paid-in      development   shareholders'
                                                    Shares        Amount        capital         stage         equity
                                                 ----------    -----------    -----------   ------------   -------------
          (brought forward)                       2,408,972    $     2,409    $ 4,749,384   $(5,211,019)    $ (459,226)

Initial public offering                           1,200,000          1,200      5,998,800                    6,000,000
Exercise of warrants                                 33,885             34         33,851                       33,885
Fifth private placement ($6.49 cash per share)      959,106            959      6,219,838                    6,220,797
Share issuance costs                                                           (1,580,690)                  (1,580,690)
Non-cash stock compensation and interest                                          152,000                      152,000
Net loss                                                                                     (2,649,768)    (2,649,768)
                                                 ----------    -----------    -----------   -----------     ----------

Balance at December 31, 1996                      4,601,963    $     4,602    $15,573,183   $(7,860,787)    $7,716,998
                                                 ==========    ===========    ===========   ===========     ==========

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                     CUMULATIVE
                                                                                        FROM
                                                                                      MARCH 12,
                                                                                        1991
                                                      Year ended December 31,      (INCEPTION) TO
                                                    --------------------------      DECEMBER 31,
                                                        1996           1995             1996
                                                    -----------    -----------     --------------
Cash flows from operating activities
   Net loss                                         $(2,649,768)   $(1,022,723)     $(7,860,787)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Deferred occupancy costs                          (1,327)        (8,265)
       Depreciation and amortization                    152,290         57,731          333,094
       Unrealized loss on marketable securities                                          67,204
       Realized loss on marketable securities                            5,250            5,250
       Non-cash stock compensation and interest         152,000                         152,000
       (Increase) decrease in assets
         Prepaid expenses                                (7,616)                         (7,616)
         Other current assets                            (1,901)        11,301           (1,958)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities       133,715        203,418          650,626
                                                    -----------    -----------      -----------

       Net cash used in operating activities         (2,222,607)      (753,288)      (6,662,187)
                                                    -----------    -----------      -----------

Cash flows from investing activities
   Purchases of property and equipment                 (884,093)       (49,847)      (1,212,355)
   Payments for patent applications                     (40,757)       (90,365)        (410,357)
   Organization costs                                                                   (10,238)
   Deposits                                             (25,210)         1,047          (29,266)
   Purchases of marketable securities                                                  (594,986)
   Sale of marketable securities                                       153,163          522,532
                                                    -----------    -----------      -----------

       Net cash (used in) provided by
         investing activities                          (950,060)        13,998       (1,734,670)
                                                    -----------    -----------      -----------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                          MARCH 12,
                                                                                            1991
                                                         Year ended December 31,       (INCEPTION) TO
                                                      -----------------------------     DECEMBER 31,
                                                          1996             1995             1996
                                                      ------------     ------------    --------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                            $    515,500     $   515,500
    Proceeds from issuance of common stock            $ 12,254,682                       17,255,235
    Share issuance expenses                             (1,580,690)                      (1,870,189)
    Proceeds from loan payable                             500,000                          500,000
    Repayment of capital lease obligations                  (4,554)                          (4,554)
    Repayment of loan payable                              (30,406)                         (30,406)
    Repayment of notes payable                            (515,500)                        (515,500)
                                                      ------------     ------------     -----------

       Net cash provided by financing activities        10,623,532          515,500      15,850,086
                                                      ------------     ------------     -----------

       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                           7,450,865         (223,790)      7,453,229

Cash and cash equivalents at beginning of period             2,364          226,154
                                                      ------------     ------------     -----------

Cash and cash equivalents at end of period            $  7,453,229     $      2,364     $ 7,453,229
                                                      ============     ============     ===========


Supplemental disclosures of cash flow information:
   Noncash financing activities
     Deferred offering costs included in
       accrued professional fees                                       $    314,697     $   314,697
     Forgiveness of rent payable                                             40,740          40,740

   Cash paid for interest                             $     14,792                           14,792
   Cash paid for taxes                                       1,120

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

     Formation of the Company

     Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin for use in skin transplant procedures (the "Technology"). Pursuant to a license agreement dated June 7, 1991, Dr. Eisenberg has granted Ortec a license for a term of ten years, which may be automatically renewed by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products, subject to certain limitations. At the expiration or earlier termination of the agreement, Dr. Eisenberg is entitled to the exclusive rights in the Technology, and Ortec is entitled to the exclusive rights to all improvements to the Technology developed during the license period.

     The Skin Group, Ltd. (the "Skin Group") also was formed as a Delaware corporation, in March 1991, to raise funds for development of the Technology. On July 27, 1992, the Skin Group was merged with and into Ortec. Owners of Skin Group shares were given .83672 of an Ortec share for each Skin Group share. The merger was accounted for as if it were a pooling of interests and, accordingly, the accompanying financial statements include the accounts of the Skin Group for all periods presented.

     Basis of Presentation

     The Company is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. Successful future operations depend upon the successful development and marketing of the Composite Cultured Skin to be used in skin replacement procedures.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE A (CONTINUED)

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

     The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500. The Company intends to use the proceeds for continued research and development of composite cultured skin transplants, performing human clinical trials and general corporate purposes.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Research and Development Costs

         All research and development costs, including payments related to licensing agreements on products under development and research consulting agreements are expensed when incurred.

     2.  Depreciation and Amortization

         Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or life of the asset.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE B (CONTINUED)

     3.  Patent Application Costs

         Patent application costs relate primarily to the Company's U.S. patent application and consist of legal fees and other direct fees incurred therefor. The recoverability of the patent application costs is dependent upon, among other matters, obtaining FDA approval for use on the underlying technology as a medical device, and such approval is both costly and lengthy. On December 10, 1996, the U.S. Patent Office reissued the Company's composite cultured skin patent.

     4.  Foreign Currency Translation

         The Company conducts research and development at its laboratory in Sydney, Australia. However, because all Australian expenditures are funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are translated using the exchange rate in effect at the balance sheet date, and income and expense accounts are translated at the average rate in effect during the year. Unrealized gains and losses arising from the translation of foreign currency are included in the results of operations for all periods presented. Noncurrent assets and liabilities are translated at historical rates, because the effect is not material to the financial statements.

     5.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE B (CONTINUED)

     6.  Income Taxes

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     7.  Cash Equivalents

         The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents.

     8.  Certain Reclassifications

         Certain reclassifications have been made to conform to the December 31, 1996 presentation.

     9.  Net Loss Per Share

         Net loss per common share is based on the weighted average number of common shares outstanding during the periods. The Company granted, on the closing date of its initial public offering, four-year warrants to purchase an aggregate of 389,045 shares at $1.00 per share to certain shareholders who participated in previous private placements of the Company's common stock. Such warrants have been granted to existing stockholders who purchased their shares at prices of $9.00 or more per share in such private placements and who had entered into lock-up agreements agreeing not to sell or otherwise transfer their shares without the underwriter's written consent for a period of one year after the closing date. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such warrants to be granted by the Company (using the treasury stock method and the initial public offering price of $5.00 per share) have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented. All other options and warrants granted by the Company

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE B (CONTINUED)

         have not been included in the calculation of common and common equivalent shares outstanding because such options and warrants were antidilutive. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

    10.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1996.

    11.  Marketable Securities

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), on January 1, 1994. Investments pursuant to SFAS No. 115 are classified in three categories. Those securities classified as "trading" or "available for sale" are reported at fair value. Debt securities classified as "held to maturity" are reported at amortized cost. Cost for all investments is determined using the specific cost method. Unrealized gains and temporary losses from securities classified as "available for sale" are reported as a separate component of stockholders' equity, net of related tax effects.


NOTE C - CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at two financial institutions located in New York City. Accounts at each institution are insured by the Securities Investors Protection Corporation up to $500,000. Uninsured balances aggregate to approximately $6,500,000 at December 31, 1996. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE D - PATENTS

    The patent is stated at cost less amortization computed by the straight-line method principally over 14 years. Accumulated amortization related to the patent was approximately $1,200 at December 31, 1996.

    There can be no assurance that such patent reissued may not be successfully challenged in court proceedings. Nor can there be any assurance that any patent will provide commercial benefits to the Company.


NOTE E - CAPITAL LEASE OBLIGATION

    During 1996, the Company entered into a three-year capital lease agreement for the phone system at its New York City location. The lease calls for payments to be made monthly at an effective interest rate of 15.88%. The future minimum lease payments and the present value of the net minimum lease payments as of December 31, 1996 are as follows:

        Year ending December 31,
          1997                                                           $ 7,807
          1998                                                             7,807
          1999                                                             3,253
                                                                         -------

        Total minimum lease payments                                      18,867
        Less amount representing interest                                  3,284
                                                                         -------

        Present value of net minimum lease payments                      $15,583
                                                                         =======

        Current portion                                                  $ 5,738
        Noncurrent portion                                                 9,846
                                                                         -------

                                                                         $15,584
                                                                         =======

    As of December 31, 1996, the Company has recorded $3,604 in accumulated amortization on the property purchased under the capital lease.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE F - LOAN PAYABLE

    During 1996, the Company obtained a loan from the landlord of its new laboratory for the construction of, and equipment for, the leased facility. The loan is payable in monthly installments of $6,000 through July 1, 2006, with interest payable monthly at the effective rate of 7.98%.

    Minimum payments to be made under the terms of the loan for the five years following December 31, 1996 are as follows:

        Year ending December 31,
            1997                                                        $ 78,795
            1998                                                          72,733
            1999                                                          72,733
            2000                                                          72,733
            2001                                                          72,733
            2002 and thereafter                                          333,360
                                                                        --------

                                                                         703,087
        Less amount representing interest                                214,141
                                                                        --------

        Net present value of future loan payments at 7.98%              $488,946
                                                                        ========


NOTE G - EQUITY TRANSACTIONS

    In January 1993, Ortec effected a stock split and granted twenty new shares of common stock of $.001 par value for each outstanding share of common stock. This stock split is retroactively reflected in the accompanying financial statements and all references to shares are to the new shares with per share amounts appropriately adjusted.

    Pursuant to an agreement between Dr. Eisenberg and the other founders (the "Other Founders"), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the "Business Agreement"). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all the capital stock of Ortec (600,000 shares) agreed to license the Technology to Ortec and sell 70% of Ortec's shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992).

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE G (CONTINUED)

    The "Other Founders" initially owned all of the stock of the Skin Group (953,820 shares). In March 1991, the Skin Group issued, in a private placement, 217,440 shares for $65,000. In June and October 1991, the Skin Group issued 130,160 and 18,860 shares, to a director of the Company (the "Director") for $150,000 and $100,000, respectively. Commencing in November 1991, the Skin Group issued 79,480 shares under a second private placement for $750,006 (26,460 shares during the year ended December 31, 1992). On July 27, 1992, the Skin Group was merged with and into Ortec.

    Also under the second private placement 22,860 shares of Ortec were issued for $215,467. In addition, the Director was granted warrants to purchase 7,360 shares of Ortec at $9.425 per share.

    Pursuant to a stock purchase agreement entered into with the Director in June 1992, 53,040 shares of Ortec were sold to the Director for a total purchase price of $499,998. In addition, the Director was granted warrants to purchase 79,570 shares at an exercise price of $9.425 per share. The purchase price was payable in installments and shares and warrants were issued in installments pro rata with the payment of the purchase price. During the years ended December 31, 1993 and 1992, the Director paid $200,000 and $299,998, respectively, and was issued 21,220 and 31,820 shares, respectively. The agreement also provided that, if at any time within two years of the agreement, the Director introduced other persons or entities who purchased shares in the Company in a private placement, he was entitled to receive warrants to purchase ten percent of the number of shares purchased by such persons or entities, at an exercise price equal to the price paid by such persons or entities. No such warrants have been issued to the Director.

    Further, in connection with the Director's purchase of the 53,040 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 74,000 Ortec shares, at a price of $5 per share. In 1993, the Director has exercised such option in part, and purchased 49,000 shares from the Other Founders at the option price of $5 per share. The remaining balance of such options expired April 15, 1994. Since the Director provides no services to the Company, the fair value ascribed to such options, approximately $327,000, is not reflected as a transaction in the accompanying financial statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE G (CONTINUED)

    Pursuant to a third private placement that commenced in January 13, 1993, and concluded on March 31, 1993, Ortec sold an aggregate of 109,650 shares at $10 per share ($1,096,500). Subsequent to such offering, in 1993, the Company sold an additional 22,500 shares at $10 per share ($225,000). In connection with such purchases, all purchasers received certain registration rights.

    Pursuant to a Stock Purchase Agreement dated July 19, 1993, by and between Ortec and the Home Insurance Company ("Home Insurance"), the Company sold to Home Insurance 111,111 shares of common stock for an aggregate purchase price of $999,999, or $9 per share. In connection with such purchase, Home Insurance received certain registration rights.

    In addition, in 1993, the Company issued 600 shares to an individual as compensation for commissions in connection with the sale of the Company's shares. Such commissions are included in share issuance expenses. The stock issued was valued at $10 per share.

    In August 1993, the Director entered into a stock option agreement with Dr. Eisenberg and the Other Founders, pursuant to which he received the right to purchase an aggregate of 100,000 shares owned by such persons in various amounts and at various times, at a purchase price of $10 per share. As of December 31, 1993, the Director has exercised options and purchased 5,000 shares under such agreement at $10 per share. As of December 31, 1996 options expiring July 15, 1997 to purchase 27,000 shares remain outstanding under this agreement.

    Pursuant to a fourth private placement consummated in July 1994, Ortec sold an aggregate of 39,451 shares at between $10 and $10.25 per share for aggregate proceeds of $397,712.

    Pursuant to a Stock Purchase Agreement dated July 22, 1994, by and between Ortec and Home Insurance, the Company sold to Home Insurance 50,000 shares of common stock for an aggregate purchase price of $500,000, or $10 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 10,000 shares of common stock at $12 per share, expiring July 21, 1997.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE G (CONTINUED)

    On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units for aggregate proceeds of $6,000,000. Each unit consists of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, expiring July 1997, and one Class B warrant to purchase one share of common stock at $15, expiring January 1999. The Class A and B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined.

    In November 1996, the Company completed a private placement of its securities from which it received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). The Company sold 959,106 shares of common stock in such private placement at average prices of $6.49 per share. In addition, the Company granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement, exercisable at prices equal to 120% of the prices paid for such shares. The purchasers have demanded that the Company register all such 959,106 shares.

    During 1992, the Company issued warrants to purchase 6,660 shares at $9.425 per share, and during 1995 the Company issued warrants to purchase 2,000 shares at $10 per share to members of the Scientific Advisory Board of the Company and certain others. During 1996, the Company issued warrants to purchase 242,101 shares at $6 to $12 per share to the director and certain others. These warrants expire at various dates through November 2001.

    On January 20, 1996, the Company granted "lock-up warrants" entitling shareholders to purchase an aggregate of 389,045 shares of the Company's common stock at a price of $1.00 per share. All such warrants expire on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 33,885 shares of common stock at the $1.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of the Company's common stock purchased at prices of $9.00 or more per share until January 20, 1997.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE G (CONTINUED)

    Outstanding warrants granted as of December 31, 1996 are summarized as follows:

                                                                Price
                                                                range                 Shares
                                                              --------               -------
         March 12, 1991 (inception) to December 31, 1991
             The Director                                     $  9.425                 7,360
                                                              --------               -------

         Balance, December 31, 1991                              9.425                 7,360

             Scientific Advisory Board                           9.425                 4,660
             Second private placement                            9.425                 2,680
             The Director                                        9.425                47,740
                                                              --------               -------

         Balance, December 31, 1992                              9.425                62,440

             The Director                                        9.425                31,830
             Third private placement                            12.00                 14,400
             Scientific Advisory Board                           9.425                 2,000
                                                              --------               -------

         Balance, December 31, 1993                              9.425 - 12.00       110,670

             Home Insurance Company                             12.00                 10,000
                                                              --------               -------

         Balance, December 31, 1994                              9.425 - 12.00       120,670

             Scientific Advisory Board                          10.00                  4,000
             Expired                                             9.425                (2,680)
                                                              --------               -------

         Balance, December 31, 1995                           $  9.425 - 12.00       121,990

             Columbia University                                10.00                  5,000
             The Director                                        7.87                 30,500
             Fifth Private Placement                             6.00 - 8.00          87,061
             Lock-up warrants                                    1.00                389,045
             Exercised                                           1.00                (33,885)
             Expired                                            12.00                 (2,450)
                                                              --------               -------

         BALANCE, DECEMBER 31, 1996                           $  1.00 - 12.00        597,261
                                                              ===============        =======

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE H - STOCK OPTIONS AND STOCK PURCHASE WARRANTS

    In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, nonemployee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant.

    The following table summarizes option activity for the year ended December 31, 1996:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                     Number               price
                                                     -------            --------
Granted                                              156,000            $   7.08

    As of December 31, 1996, options outstanding for 156,000 shares were exercisable at prices ranging from $6.00 to $8.50, and the weighted remaining contractual life was 2.5 years. The exercise price for all stock options awarded has been determined by the Board of Directors of the Company. All options awarded in 1996 become exercisable immediately following the grant date.

    The following table summarizes option data as of December 31, 1996:

                                 Number          Weighted                            Number
                               outstanding        average          Weighted        exercisable       Weighted
                                  as of          remaining          average           as of           average
             Range of         December 31,      contractual        exercise       December 31,       exercise
        exercise prices           1996             life              price           1996              price
        ---------------       ------------      -----------        --------       ------------       --------
        $6.00 to $8.50          156,000          2.5 years           $7.08           156,000          $7.08

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE H (CONTINUED)

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under existing rules or adopt SFAS No. 123 and begin reflecting the fair value of stock options and other forms of stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation has been recorded.

    The Company will continue to follow Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the statement of operations for its employee stock option plan.

    The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per common share of the fair value of the options granted during 1996. The following assumptions were made in estimating fair value.

         Dividend yield                                               0.00%
         Risk-free interest rate                                      5.64%
         Expected option life
             Directors and officers                                   2.5 years
             Others                                                   2.5 years
         Expected volatility                                         27.62%

    Had compensation cost been determined under SFAS No. 123 for the year ended December 31, 1996, net loss and loss per share would have been increased as follows:

         Net earnings (loss)
             As reported                                            $(2,649,768)
             Pro forma for stock options                             (2,831,413)

         Pro forma earnings (loss) per share
             As reported                                            $      (.60)
             Pro forma for stock options                                   (.64)

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE H (CONTINUED)

    During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effect of applying this statement.


NOTE I - COMMITMENTS AND CONTINGENCIES

    Agreement With Dr. Eisenberg

    Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined, of not less than $3,000. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. To date, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 1996 and 1995, Dr. Eisenberg earned approximately $73,000 for consulting services and approximately $381,000 for the period from inception to December 31, 1996, which is included in research and development expense. Included in accrued professional fees at December 31, 1996 and 1995 are $45,328 and $95,000, respectively, representing unpaid consulting fees to Dr. Eisenberg.

    Manufacturing Agreements

    In October 1991, the Company entered into an agreement with Cornell University Medical College ("Cornell"), a medical institution in New York City, for Cornell to produce and supply the Company, on an exclusive basis and using Dr. Eisenberg's technology, all of the cultured skin equivalent necessary for the Company's use in human clinical tests in the United States. For each of the years ended December 31, 1996 and 1995, fees earned by Cornell amounted to approximately

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE I (CONTINUED)

    $258,000 and approximately $1,145,000 for the period from inception to December 31, 1996. Presently, the Company anticipates it will continue to operate under its agreement with Cornell until such time as the Company completes its new laboratory, discussed above. The annual amount payable to Cornell for subsequent years is subject to annual increases for personnel and supply costs, as defined. The Cornell arrangement was terminated by December 31, 1996.

    The cultured skin equivalent to be used in human clinical tests in Australia is produced in the Company's laboratory in Sydney, Australia.

    The Company recently entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company has agreed to contribute $40,000 of the $100,000 cost of such research. The Company will pay such $40,000 in quarterly payments of $10,000 each. The $10,000 payment for the first quarter has already been paid by the Company.

    FDA Consultant

    The Company retains Oxford Research International Corp. ("Oxford") to assist it in the FDA approval process, including the preparation of applications and related documentation and monitoring of all phases of the clinical trials. The agreement has a term of one year and is automatically renewable for additional one-year periods subject to termination at will. Fees payable to Oxford are based on Oxford's per diem charge. For the year ended
    December 31, 1996, the Company has paid Oxford $61,000.

    Occupancy Arrangements

    In May 1992, the Company entered into a noncancellable operating lease for its research laboratory in Sydney, Australia with Dr. Eisenberg's father. The lease may be renewed for an additional three years after May 1997 at the then prevailing market rent for similar properties. Rental expense is recognized on a straight-line basis, rather than in accordance with base payment schedules for purposes of recognizing a constant annual rental expense. In addition, the lease provides for the review of the rental commitment with provision to increase the rent by a percentage fixed by the agreement. Also, the Company is liable for operating expenses as defined. The future minimum rental commitments under this lease are as follows:

      Year ending December 31,
          1997                                                          $12,667
                                                                        =======

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE I (CONTINUED)

    During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

    In March 1996, the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In addition, Columbia has agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. Annual aggregate lease payments will approximate $130,000. The Company also granted Columbia a warrant expiring March 2001 to purchase 5,000 shares of common stock at an exercise price of $10 per share. The Company will use its new laboratory to produce its Composite Cultured Skin for use in the remaining FDA-approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company expects at a later date to further equip its new laboratory for use as a pilot production facility for its Composite Cultured Skin.

    The Company conducts a major portion of its operations at a leased facility in New York, New York. The lease term is five years, expiring in June 2001. The minimum rental payments due over the term of the lease at December 31, 1996 are as follows:

        Year ending December 31,
            1997                                                       $129,713
            1998                                                        129,713
            1999                                                        132,955
            2000                                                        139,603
            2001                                                         71,503
                                                                       --------

                                                                       $603,487
                                                                       ========

    Total rent expense under the lease for the year ended December 31, 1996 amounted to approximately $70,300.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE I (CONTINUED)

    Contingencies

    A competitor has advised the Company of a potential patent infringement on at least one of its United States patents. Management believes, based on the advice of patent counsel, the Company has not infringed such patents.

    Approximately two years ago, the University of Minnesota advised the Company that it has a claim against the Company for $82,970 allegedly owed pursuant to a contract requiring the University of Minnesota to perform research for cryopreservation of the Company's product. The Company has denied any liability and, accordingly, no amounts relating to this matter have been provided for by the Company.

    Management does not believe that the resolution of the above matters will have a material adverse effect on the financial condition or results of operations of the Company.

    Government Regulation

    The Company is subject to extensive government regulation. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for approval by the Food and Drug Administration ("FDA") and by similar authorities in foreign countries prior to commercial sale. Presently, the Company is continuing to submit the results of its human clinical trials to the FDA; however, it is not possible for the Company to determine whether the results achieved from the human clinical trials will be sufficient to obtain FDA approval.


NOTE J - OTHER RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1996 and 1995, the "Other Founders" were paid fees for services rendered of approximately $378,000 and $207,000, respectively (in the aggregate, approximately $1,358,000 for the period from inception to December 31, 1996). In addition, $140,000 was paid to a director as cash compensation for services as placement agent in connection with the November 1996 private placement. Also, the director received 30,500 warrants (see Note G).

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE J (CONTINUED)

    Also, the Company paid approximately $25,000 and $15,000 for the years ended December 31, 1996 and 1995, respectively, as fees for accounting services, to a stockholder (approximately $65,000 for the period from inception to December 31, 1996). Also during the year ended December 31, 1996, the Company repaid loans of approximately $247,000 from the net proceeds of the "IPO" to officers.

    Further, the Company's executive offices are located in office space leased by a company owned by an officer, founder and director of the Company on a rent-free basis.


NOTE K - INCOME TAXES

    The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

    At December 31, 1996, the Company had net operating loss carryforwards of approximately $2,932,000 for income tax purposes expiring through 2011. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time are subject to annual limitations pursuant to Internal Revenue Code Section 382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

    For financial statement purposes, a valuation allowance of approximately $3,623,000 and $2,473,000 at December 31, 1996 and 1995, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995



NOTE K (CONTINUED)

    Components of the Company's deferred tax asset are as follows:

                                                           December 31,
                                                 ------------------------------
                                                     1996               1995
                                                 -----------        -----------
Net operating loss carryforwards                 $ 1,378,000        $   955,000
Deferral of start-up costs                         2,245,000          1,518,000
                                                 -----------        -----------

                                                   3,623,000          2,473,000

Valuation allowance                               (3,623,000)        (2,473,000)
                                                 -----------        -----------

Net deferred tax asset                           $      --          $      --
                                                 ===========        ===========


NOTE L - FOREIGN OPERATIONS

     The Company has a laboratory in Sydney, Australia. Summary financial information for assets and liabilities at December 31, 1996 and 1995, and expenses for the years ended December 31, 1996 and 1995 are as follows:

                                                    1996                  1995
                                                  --------              --------
Assets                                            $ 53,000              $ 95,000
Liabilities                                          3,000                22,000
Expenses                                           180,000               115,000

    Expenses are net of foreign exchange losses of approximately $2,050 and $2,590 for the years ended December 31, 1996 and 1995, respectively.


NOTE M - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1996, the Company recorded certain equity transactions that resulted in consulting ($125,000) and interest ($27,000) expenses being recorded in the amount of $152,000. These adjustments, or $.03 per share, related to previously issued quarterly data for the second quarter of 1996, which the Company is restating on Form 10-Q/A.