Form 10QSB/A
period 1996-06-30
ORTEC INTERNATIONAL INC
filed 1997-04-18
CIK 889992

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             FORM 10-QSB/A NO.1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

                         Commission file number 0-27368


                          ORTEC INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                        11-3068704
 (State or other jurisdiction of                       (I R s. Employer
 incorporation or organization)                       Identification NO.)

        3960 Broadway
        New York, NY                                         10032
 (Address of principal executive offices)                  (zip Code)

Registrants telephone number, including area code: (212) 740-6999

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Security and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/      No_____

The number of shares outstanding of the Registrant's common stock is 4,599,340 (as of 4/15/97).

                          ORTEC INTERNATIONAL, INC.
               INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A No.1
              FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED JUNE 30, 1996
                         ---------------------------

                         ITEMS IN FORM 10-QSB/A NO.1
                         ---------------------------

                                                                    PAGE
PART I    FINANCIAL INFORMATION                                     ----


Item 1.   Consolidated Financial Statements                           3

Item 2.   Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                   N/A

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                         N/A

Item 2.   Changes in Securities                                     N/A

Item 3.   Defaults Upon Senior Securities                           N/A

Item 4.   Submission of Matters to
          a Vote of Security Holders                                N/A

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                          N/A


SIGNATURES

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                                                      ORTEC INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                           BALANCE SHEETS
                                                             (Unaudited)

                                                     JUNE 30,        DECEMBER 31,
                                                       1996               1995
                                                       ----               ----

                                                  (AS RESTATED)
            ASSETS
Current assets:
  Cash and equivalents                              $3,155,970          $  2,364
  Other current assets                                      70                57
                                                    ----------          --------

Total current assets                                 3,156,040             2,421
                                                    ----------          --------

Property and equipment, at cost:
  Laboratory equipment                                 235,219           223,888
  Office furniture and equipment                       119,556            54,527
  Construction in progress                             340,522            49,847
                                                    ----------          --------

                                                       695,297           328,262
  Accumulated depreciation and
   amortization                                        200,774           171,075
                                                    ----------          --------

                                                       494,523           157,187
                                                    ----------          --------

Other assets:
  Patent application costs                             394,602           369,600
  Deferred offering costs                                                314,697
  Organization costs, net of
   amortization                                                              509
  Deposits                                               6,121             4,056
                                                    ----------          --------

Total other assets                                     400,723           688,862
                                                    ----------          --------

Total Assets                                        $4,051,286          $848,470
                                                    ----------          --------

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

                                              (AS RESTATED)

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

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   3,623,932 at June 30, 1996 and
   2,408,972 at December 31, 1995                     3,624               2,409
  Additional paid-in capital                      9,774,455           4,749,384
  Deficit accumulated during the
   development stage                             (6,292,721)         (5,211,019)
                                                -----------         -----------


Total stockholders' equity                        3,485,358            (459,226)
                                                -----------         -----------

Total Liabilities and
 Stockholders' Equity                           $ 4,051,286         $   848,470
                                                -----------         -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             Cumulative from
                                      Quarter ended June 30,                 Six months ended June 30,        March 12, 1991
                                      ----------------------                 -------------------------       (inception) to
                                                                                                              June 30, 1996
                                                                                                              -------------
                                      1996              1995                 1996                1995
                                      ----              ----                 ----                ----
                                  (AS RESTATED)                           (AS RESTATED)                        (AS RESTATED)
Revenue
  Interest income                  $    37,314        $       581        $    71,785        $     2,626        $   138,943
                                   -----------        -----------        -----------        -----------        -----------


Expenses
  Research and development             166,397            124,886            387,852            240,155          2,777,404

  Rent                                   8,195              5,433             14,638             10,866             92,511

  Consulting                           154,510             12,706            195,443             38,541            691,206

  Personnel                            125,473             66,406            265,489            135,727          1,410,530

  General and administrative           135,044             47,315            261,888             81,136          1,369,068

  Other expense, net                    27,150                                28,177                                90,945
                                   -----------        -----------        -----------        -----------        -----------


                                       616,769            256,746          1,153,487            506,425          6,431,664
                                   -----------        -----------        -----------        -----------        -----------


Net loss                           $  (579,455)       $  (256,165)       $(1,081,702)       $  (503,799)       $(6,292,721)
                                   -----------        -----------        -----------        -----------        -----------


Net loss per share                 $      (.15)       $      (.09)       $      (.28)       $      (.19)       $     (2.39)
                                   -----------        -----------        -----------        -----------        -----------


Weighted average common and
 common equivalent shares
 outstanding                         3,941,686          2,720,208          3,809,433          2,720,208          2,631,859
                                   -----------        -----------        -----------        -----------        -----------



See notes to condensed unaudited financial statements.

                                             ORTEC INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (Unaudited)
                                                   (AS RESTATED)

                                                                          Deficit
                                     Common Stock                        accumulated
                                                         Additional        in the
                                                          Paid-in        development
                                  Shares     Amount       Capital           stage              Total
                                  ------     ------      ----------      -----------           -----
Issuance of stock:
 Founders                        1,553,820    $1,554     $      (684)                      $       870
 First private placement           217,440       217          64,783                            65,000
 The Director                      149,020       149         249,851                           250,000
 Second private placement           53,020        53         499,947                           500,000
 Share issuance expenses                                     (21,118)                          (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                       $  (281,644)        (281,644)
                                 ---------    -----       ---------       -----------      -----------

Balance - December 31, 1991      1,973,300     1,973         792,779         (281,644)         513,108

Issuance of stock:
 Second private placement           49,320        49         465,424                           465,473
 Stock purchase agreement with
  The Director                      31,820        32         299,966                           299,998
 Share issuance expenses                                     (35,477)                          (35,477)
Net loss for the year ended
 December 31, 1992                                                           (785,941)        (785,941)
                                 ---------    -----       ---------       -----------      -----------

Balance - December 31, 1992      2,054,440     2,054       1,522,692       (1,067,585)         457,161

Issuance of stock:
 Third private placement           132,150       132       1,321,368                         1,321,500
 Stock purchase agreement with
  Home Insurance Company           111,111       111         999,888                           999,999
 Stock purchase agreement with
  The Director                      21,220        21         199,979                           200,000
 Shares issued in exchange
  for commissions earned               600         1           5,999                             6,000
 Share issuance expenses                                    (230,207)                         (230,207)
Net loss for the year ended
 December 31, 1993                                                         (1,445,624)      (1,445,624)
                                 ---------    -----       ---------       -----------      -----------

Balance - December 31, 1993      2,319,521   $2,319      $3,819,719       $(2,513,209)     $ 1,308,829
                                 ---------    -----       ---------       -----------      -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                  (AS RESTATED)


                                                                          Deficit
                                                                         accumulated
                                     Common Stock        Additional        in the
                                  -----------------       Paid-in        development
                                  Shares     Amount       Capital           stage             Total
                                  ------     ------       -------           -----             -----
  (brought forward)              2,319,521    $2,319     $ 3,819,719      $(2,513,209)     $ 1,308,829


Issuance of stock:
 Fourth private placement           39,451        40         397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50         499,950                           500,000
 Share issuance expenses                                      (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                         (1,675,087)      (1,675,087)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1994      2,408,972     2,409       4,708,644       (4,188,296)         522,757

Rent forgiveness                                              40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                         (1,022,723)      (1,022,723)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1995      2,408,972     2,409       4,749,384       (5,211,019)        (459,226)

Issuance of stock:
  Public offering                1,200,000     1,200       5,998,800                         6,000,000
  Exercise of warrants              14,960        15          14,945                            14,960
  Share issuance expenses                                 (1,140,674)                       (1,140,674)
Non-cash stock compensation
 and interest                                                152,000                           152,000
Net loss for the six months
 ended June 30, 1996                                                       (1,081,702)      (1,081,702)
                                 ---------    ------     -----------      -----------      -----------

Balance - June 30, 1996          3,623,932    $3,624     $ 9,774,455      $(6,292,721)     $ 3,485,358
                                 ---------    ------     -----------      -----------      -----------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                  Cumulative from
                                                Quarter ended June 30,            Six months ended June 30,        March 12, 1991
                                                ----------------------            -------------------------        (inception) to
                                                1996              1995             1996              1995           June 30, 1996
                                                ----              ----             ----              ----           -------------
                                            (AS RESTATED)                      (AS RESTATED)                        (AS RESTATED)

Cash flows from operating activities:

 Net loss                                    $(579,455)       $(256,165)        $(1,081,702)      $(503,799)         $(6,292,721)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                                        (482)             (1,327)         (2,784)
   Depreciation and amortization                15,529           14,433              30,208          28,865              211,012
   Unrealized loss on marketable
    securities                                                                                                            67,204
   Realized loss on marketable
    securities                                                                                        5,250                5,250
   Non-cash stock compensation and
    interest                                   152,000                              152,000                              152,000
   Changes in operating assets and
    liabilities
     Other current assets                            1                                  (13)          9,197                  (70)
     Accounts payable and accrued
      liabilities                             (173,984)          75,341            (453,874)         34,815              377,735
                                             ---------        ---------         -----------       ---------          -----------

Net cash used in operating
 activities                                   (585,909)        (166,873)         (1,354,708)       (428,456)          (5,479,590)
                                             ---------        ---------         -----------       ---------          -----------

Cash flows from investing activities:

 Purchases of property and equipment          (150,586)                            (367,035)                            (695,297)
 Payments for patent application               (21,222)         (13,553)            (25,002)        (48,967)            (394,602)
 Organization costs                                                                                                      (10,238)
 Deposits                                       (1,734)               1              (2,065)             39               (6,121)
 Purchases of marketable securities                                                                    (398)            (594,986)
 Sale of marketable securities                                      398                             153,561              522,532
                                             ---------        ---------         -----------       ---------          -----------

Net cash (used in) provided by
 investing activities                         (173,542)         (13,154)           (394,102)        104,235           (1,178,712)
                                             ---------        ---------         -----------       ---------          -----------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                 Cumulative from
                                              Quarter ended June 30,            Six months ended June 30,         March 12, 1991
                                              ----------------------            -------------------------         (inception) to
                                               1996             1995             1996              1995           June 30, 1996
                                               ----             ----             ----              ----           -------------
                                          (AS RESTATED)                      (AS RESTATED)                        (AS RESTATED)
Cash flows from financing activities:

 Proceeds from issuance of notes
  payable                                  $  197,118       $  75,000        $  197,118        $ 125,000          $    712,618
 Repayment of notes payable                                                    (515,500)                              (515,500)
 Capitalized leases obligations                31,815                            31,815                                 31,815
 Proceeds from issuance of common
  stock                                         2,094                         6,014,960                             11,015,512
 Share issuance expenses                          120                          (825,977)                            (1,430,173)
                                           ----------       ---------        ----------        ---------          ------------

Net cash provided by financing
 activities                                   231,147          75,000         4,902,416          125,000             9,814,272
                                           ----------       ---------        ----------        ---------          ------------

Net increase (decrease) in cash              (528,304)       (105,027)        3,153,606         (199,221)            3,155,970

Cash at beginning of period                 3,684,274         131,960             2,364          226,154
                                           ----------       ---------        ----------        ---------          ------------


Cash at end of period                      $3,155,970       $  26,933        $3,155,970        $  26,933          $  3,155,970
                                           ----------       ---------        ----------        ---------          ------------



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

Note 3 - NON-CASH COMPENSATION AND INTEREST EXPENSE

     During the second quarter of 1996, the Company issued certain stock options to consultants and advisors of the Company. Generally accepted accounting principles ("GAAP") require the recording of non-cash and interest expenses relating to the issuance of certain stock options. The Company has restated its financial statements to record non-cash equity compensation ($125,000) and interest expense ($27,000) of $152,000 in the second quarter of 1996. The effect of these non-cash equity transaction charges in the second quarter was to increase for the net loss for the second quarter of 1996 of $ .04 per share, the six months ended June 30, 1996 of $ .04 per share and cumulative from March 12, 1991 (inception) to June 30, 1996 of $ .06 per share.

ITEM 5. OTHER INFORMATION

     The Company has restated its financial statements to reflect the effects of non-cash compensation and interest expense. During the second quarter of the fiscal year ended December 31, 1996, the Company issued certain stock options to consultants and advisors and a lender of the Company. Generally Accepted Accounting Principals ("GAAP") require the recording of non-cash compensation and interest relating to the issuance of certain stock options. See Note 3 to the financial statements included in Item 1 hereof.

                              SIGNATURES

     In accordance with the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ORTEC INTERNATIONAL, INC.
                                                  (Registrant)

                                                  /S/ STEVEN KATZ
                                                  -------------------------
                                                  Steven Katz, Ph.D.
                                                  President, Chief Executive
                                                  Officer and Director
Date: April 18, 1997                             (Principal Executive Officer)




                                                  /S/ RON LIPSTEIN
                                                  -------------------------
                                                  Ron Lipstein
                                                  Chief Financial Officer
Date: April 18, 1997                             (Principal Financial Officer)