Form 10QSB
period 1997-03-31
ORTEC INTERNATIONAL INC
filed 1997-05-12
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
             PERIOD FROM                   TO


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

                     -------------------------------------

          The number of shares outstanding of the issuer's common stock is 4,619,921 (as of May 9, 1997).

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1997


                              ITEMS IN FORM 10-QSB


                                                                            Page
Facing page

Part I

     Item 1.      Financial Statements.                                        1

     Item 2.      Plan of Operation.                                          12

Part II

     Item 1.      Legal Proceedings and Claims.                             None

     Item 2.      Changes in Securities.                                    None

     Item 3.      Default Upon Senior Securities.                           None

     Item 4.      Submission of Matters to  a Vote of Security Holders.     None

     Item 5.      Other Information.                                        None

     Item 6.      Exhibits and Reports on Form 8-K.                           14

Signatures

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               MARCH 31,         DECEMBER 31,
                                                 1997               1996
                                                 ----               ----
            ASSETS

Current assets:
  Cash and equivalents                        $6,519,868       $7,453,229
  Prepaid expenses                                 3,750            7,616
  Other current assets                             1,959            1,958
                                              ----------       ----------

Total current assets                           6,525,577        7,462,803
                                              ----------       ----------
Property and equipment, at cost:
  Laboratory equipment                           581,796          578,530
  Office furniture and equipment                 212,381          170,830
  Leasehold improvements                         573,723          462,995
                                              ----------       ----------
                                               1,367,900        1,212,355
  Accumulated depreciation and
   amortization                                  386,436          321,646
                                              ----------       ----------

                                                 981,464          890,709
                                              ----------       ----------
Other assets:
  Patent application costs, net of
   accumulated amortization of $8,547 at
   March 31, 1997 and $1,210 at
   December 31, 1996                             411,596          409,147
  Deposits                                        30,873           29,266
                                              ----------       ----------

Total other assets                               442,469          438,413
                                              ----------       ----------

Total Assets                                  $7,949,510       $8,791,925
                                              ==========       ==========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                 MARCH 31,         DECEMBER 31,
                                                   1997               1996
                                                   ----               ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                 $   589,937        $   570,397
  Capital lease obligations - current               13,674              5,738
  Loan payable - current                            35,916             38,018
                                               -----------        -----------

Total current liabilities                          639,527            614,153
                                               -----------        -----------
Long-term liabilities:
  Capital lease obligations - noncurrent            26,110              9,846
  Loan payable-noncurrent                          441,679            450,928
                                               -----------        -----------

Total long-term liabilities                        467,789            460,774
                                               -----------        -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   4,606,040 at March 31, 1997 and
   4,601,963 at December 31, 1996                    4,606              4,602
  Additional paid-in capital                    15,577,256         15,573,183
  Deficit accumulated during the
   development stage                            (8,739,668)        (7,860,787)
                                               -----------        -----------

Total stockholders' equity                       6,842,194          7,716,998
                                               -----------        -----------

Total Liabilities and
 Stockholders' Equity                          $ 7,949,510        $ 8,791,925
                                               ===========        ===========




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Cumulative from
                                                                       March 12, 1991
                                      Quarter ended March 31,          (inception) to
                                      -----------------------          March 31, 1997
                                      1997               1996          --------------
                                      ----               ----
Revenue
  Interest income                  $   83,861        $   34,471        $   322,076
                                   ----------        ----------        -----------
Expenses
  Research and development            272,693           221,455          3,627,109
  Rent                                 51,365             6,443            214,314
  Consulting                           62,143            40,933            819,539
  Personnel                           293,451           140,016          2,168,849
  General and administrative          270,910           126,844          2,105,282
  Other expense, net                   12,180             1,027            126,651
                                   ----------        ----------        -----------

                                      962,742           536,718          9,061,744
                                   ----------        ----------        -----------

Net loss                           $ (878,881)       $ (502,247)       $(8,739,668)
                                   ----------        ----------        -----------
Net loss per share                 $     (.18)       $     (.14)       $     (2.99)
                                   ----------        ----------        -----------
Weighted average common and
 common equivalent shares
 outstanding                        4,915,774         3,670,195          2,923,615
                                   ----------        ----------        -----------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                               Common Stock                                   accumulated
                                                                           Additional           in the
                                                                             Paid-in          development
                                        Shares            Amount             Capital             stage              Total
                                        ------            ------           ----------         -----------           -----
Issuance of stock:
 Founders                              1,553,820        $     1,554        $      (684)                          $      870
 First private placement                 217,440                217             64,783                               65,000
 The Director                            149,020                149            249,851                              250,000
 Second private placement                 53,020                 53            499,947                              500,000
 Share issuance expenses                                                       (21,118)                             (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                                           $  (281,644)         (281,644)
                                       ---------        -----------        -----------        -----------        -----------

Balance - December 31, 1991            1,973,300              1,973            792,779           (281,644)          513,108

Issuance of stock:
 Second private placement                 49,320                 49            465,424                              465,473
 Stock purchase agreement with
  The Director                            31,820                 32            299,966                              299,998
 Share issuance expenses                                                       (35,477)                             (35,477)
Net loss for the year ended
 December 31, 1992                                                                               (785,941)         (785,941)
                                       ---------        -----------        -----------        -----------        -----------

Balance - December 31, 1992            2,054,440              2,054          1,522,692         (1,067,585)          457,161

Issuance of stock:
 Third private placement                 132,150                132          1,321,368                            1,321,500
 Stock purchase agreement with
  Home Insurance Company                 111,111                111            999,888                              999,999
 Stock purchase agreement with
  The Director                            21,220                 21            199,979                              200,000
 Shares issued in exchange
  for commissions earned                     600                  1              5,999                                6,000
 Share issuance expenses                                                      (230,207)                            (230,207)
Net loss for the year ended
 December 31, 1993                                                                             (1,445,624)       (1,445,624)
                                       ---------        -----------        -----------        -----------        -----------

Balance - December 31, 1993            2,319,521        $     2,319        $ 3,819,719        $(2,513,209)      $ 1,308,829
                                       =========        ===========        ===========        ===========        ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Deficit
                                     Common Stock                          accumulated
                                 -------------------      Additional         in the
                                                           Paid-in         development
                                  Shares     Amount        Capital            stage             Total
                                  ------     ------       ----------       -----------          -----
  (brought forward)              2,319,521    $2,319     $  3,819,719      $(2,513,209)     $ 1,308,829


Issuance of stock:
 Fourth private placement           39,451        40          397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50          499,950                           500,000
 Share issuance expenses                                       (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                          (1,675,087)      (1,675,087)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1994      2,408,972     2,409        4,708,644       (4,188,296)         522,757

Rent forgiveness                                               40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                          (1,022,723)      (1,022,723)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1995      2,408,972     2,409        4,749,384       (5,211,019)        (459,226)

Issuance of stock:
 Initial public offering         1,200,000     1,200        5,998,800                         6,000,000
 Exercise of warrants               33,885        34           33,851                            33,885
 Fifth private placement           959,106       959        6,219,838                         6,220,797
 Share issuance expenses                                   (1,580,690)                       (1,580,690)
 Non-cash stock compensation
  and interest                                                152,000                           152,000
Net loss for the year ended
 December 31, 1996                                                          (2,649,768)      (2,649,768)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1996      4,601,963    $4,602     $ 15,573,183      $(7,860,787)     $ 7,716,998
                                 =========    ======     ============      ===========      ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Deficit
                                     Common Stock                        accumulated
                                 -------------------     Additional        in the
                                                          Paid-in        development
                                  Shares     Amount       Capital           stage             Total
                                  ------     ------      ----------      -----------          -----
  (brought forward)              4,601,963    $4,602     $15,573,183      $(7,860,787)     $7,716,998


Issuance of stock:
 Exercise of warrants                4,077         4           4,073                            4,077
Net loss for the quarter ended
 March 31, 1997                                                              (878,881)       (878,881)
                                 ---------    ------     -----------      -----------      ----------

Balance - March 31, 1997         4,606,040    $4,606     $15,577,256      $(8,739,668)     $6,842,194
                                 =========    ======     ===========      ===========      ==========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Cumulative from
                                                                           March 12, 1991
                                           Quarter ended March 31,         (inception) to
                                           -----------------------         March 31, 1997
                                            1997             1996          --------------
                                            ----             ----

Cash flows from operating activities:

 Net loss                                $  (878,881)      $  (502,247)       $ (8,739,668)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                                     (1,327)
   Depreciation and amortization              72,127            14,679             405,221
   Unrealized loss on marketable
    securities                                                                      67,204
   Realized loss on marketable
    securities                                                                       5,250
   Non-cash stock compensation and
    interest                                                                       152,000
   Rent forgiveness                                                                 40,740
   Changes in operating assets and
    liabilities
     Prepaid expenses                          3,866                                (3,750)
     Other current assets                         (1)              (14)             (1,959)
     Accounts payable and accrued
      liabilities                             19,540          (279,890)            589,937
                                         -----------       -----------        ------------

Net cash used in operating activities       (783,349)         (768,799)         (7,485,025)
                                         -----------       -----------        ------------
Cash flows from investing activities:

 Purchases of property and equipment        (155,545)         (216,449)         (1,367,900)
 Payments for patent application              (9,786)           (3,780)           (420,143)
 Organization costs                                                                (10,238)
 Deposits                                     (1,607)             (331)            (30,873)
 Purchases of marketable securities                                               (594,986)
 Sale of marketable securities                                                     522,532
                                         -----------       -----------        ------------

Net cash (used in) provided by
 investing activities                       (166,938)         (220,560)         (1,901,608)
                                         ===========       ===========        ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Cumulative from
                                                                                  March 12, 1991
                                                  Quarter ended March 31,         (inception) to
                                                                                  March 31, 1997
                                                    1997             1996         --------------
                                                    ----             ----
Cash flows from financing activities:

 Proceeds from issuance of notes payable                                            $   515,500
 Repayment of notes payable                                       $ (515,500)          (515,500)
 Proceeds from issuance of common stock         $    4,077         6,012,866         17,265,311
 Share issuance expenses                                            (826,097)        (1,876,189)
 Proceeds from loan payable                                                             500,000
 Repayment of loan payable                         (11,351)                             (22,405)
 Proceeds from capital lease obligations            25,331                               43,867
 Repayment of capital lease obligations             (1,131)                              (4,083)
                                                ----------        ----------        -----------
Net cash provided by financing activities           16,926         4,671,269         15,906,501
                                                ----------        ----------        -----------

Net increase (decrease) in cash                   (933,361)        3,681,910          6,519,868

Cash at beginning of period                      7,453,229             2,364
                                                ----------        ----------        -----------

Cash at end of period                           $6,519,868        $3,684,274        $ 6,519,868
                                                ==========        ==========        ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of March 31, 1997 and the statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1997 and 1996 and for the period from March 12, 1991 (inception) to March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1996 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


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

         The Company intends to use the net proceeds it has received in such private placement offering for continued research and development of its composite cultured skin, performing human clinical trials and for general corporate purposes.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock. The effect of adopting this new standard has not been determined.

ITEM 2.  PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

         For the next twelve months the Company will continue to conduct human clinical trials. To that end, the Company has recruited and intends to continue to recruit hospital burn centers which will provide the necessary patients. In addition, human clinical trials are presently being conducted at a research hospital in New York City for the application of the Company's Composite Cultured Skin in treating the symptoms of a unique disease called Epidermolysis Bullosa ("EB"). The wounds resulting from EB are very similar to those caused by burns and require similar treatment.

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

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent an aggregate of approximately $3,627,109 from its inception through March 31, 1997 for the human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospital burn centers to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve months ending March 31, 1998 in order to continue its human clinical trials, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. See "Forward Looking Information May Prove Inaccurate."

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

PART II

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.       Description

       3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

       3.2             Original Certificate of Incorporation (1)

       3.3             By-Laws (1)

      27.1             Financial Data Schedule *

----------
*      Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            Registrant:

                            ORTEC INTERNATIONAL, INC.



Date: May     , 1997        By: /s/ Steven Katz
                                -----------------------------
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)



Date: May     , 1997        By: /s/ Ron Lipstein
                                -----------------------------
                                Chief Financial Officer
                                (Principal Financial Officer)