Form 10QSB
period 1997-06-30
ORTEC INTERNATIONAL INC
filed 1997-08-12
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

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

        The number of shares outstanding of the issuer's common stock is 4,644,510 (as of August 7, 1997).


                           -------------------------

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1997


                              ITEMS IN FORM 10-QSB



Facing page                                                              Page

Part I

         Item 1.     Financial Statements.                                 1

         Item 2.     Plan of Operation.                                   11

Part II

         Item 1.     Legal Proceedings and Claims.                       None

         Item 2.     Changes in Securities.                               13

         Item 3.     Default Upon Senior Securities.                     None

         Item 4.     Submission of Matters to                            None
                     a Vote of Security Holders.

         Item 5.     Other Information.                                  None

         Item 6.     Exhibits and Reports on Form 8-K.                    14

Signatures

                                       PART I

Item 1.  FINANCIAL STATEMENTS

                              ORTEC INTERNATIONAL, INC.


                          (A DEVELOPMENT STAGE ENTERPRISE)
                                   BALANCE SHEETS
                                     (Unaudited)


                                              JUNE 30,        DECEMBER 31,
                                                1997             1996
                                                ----             ----
            ASSETS

Current assets:
  Cash and equivalents                       $5,535,349       $7,453,229
  Prepaid expenses                                6,020            7,616
  Other current assets                            1,803            1,958
                                             ----------       ----------

Total current assets                          5,543,172        7,462,803
                                             ----------       ----------

Property and equipment, at cost:
  Laboratory equipment                          584,647          578,530
  Office furniture and equipment                302,873          170,830
  Leasehold improvements                        601,224          462,995
                                             ----------       ----------
                                              1,488,744        1,212,355
  Accumulated depreciation and
   amortization                                 456,616          321,646
                                             ----------       ----------

                                              1,032,128          890,709
                                             ----------       ----------

Other assets:
  Patent application costs net of
   accumulated amortization of $16,006
   at June 30, 1997 and $1,210 at
   December 31, 1996                            407,440          409,147
  Deposits                                       30,057           29,266
                                             ----------       ----------

Total other assets                              437,497          438,413
                                             ----------       ----------

Total Assets                                 $7,012,797       $8,791,925
                                             ==========       ==========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                 JUNE 30,        DECEMBER 31,
                                                   1997             1996
                                                   ----             ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                 $   489,867        $   570,397
  Capital lease obligations - current               41,845              5,738
  Loan payable - current                            36,637             38,018
                                               -----------        -----------

Total current liabilities                          568,349            614,153
                                               -----------        -----------

Long-term liabilities:
  Capital lease obligations - noncurrent            56,031              9,846
  Loan payable - noncurrent                        432,245            450,928
                                               -----------        -----------

Total long-term liabilities                        488,276            460,774
                                               -----------        -----------

Total liabilities                                1,056,625          1,074,927
                                               -----------        -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   4,642,527 at June 30, 1997 and
   4,601,963 at December 31, 1996                    4,642              4,602
  Additional paid-in capital                    15,613,707         15,573,183
  Deficit accumulated during the
   development stage                            (9,662,177)        (7,860,787)
                                               -----------        -----------

Total stockholders' equity                       5,956,172          7,716,998
                                               -----------        -----------

Total Liabilities and
 Stockholders' Equity                          $ 7,012,797        $ 8,791,925
                                               ===========        ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                           Cumulative from
                                                                                                           March 12, 1991
                                       Quarter ended June 30,            Six months ended June 30,         (inception) to
                                       ----------------------            -------------------------          June 30, 1997
                                       1997             1996               1997            1996            ---------------
                                       ----             ----               ----            ----
Revenue
  Interest income                  $   73,918        $   37,314        $   157,779        $    71,785        $   395,994
                                   ----------        ----------        -----------        -----------        -----------

Expenses
  Research and development            240,861           166,397            513,554            387,852          3,867,970
  Rent                                 53,431             8,195            104,796             14,638            267,745
  Consulting                           54,098           154,510            116,241            195,443            873,637
  Personnel                           316,216           125,473            609,667            265,489          2,485,065
  General and administrative          320,445           135,044            591,355            261,888          2,425,727
  Other expense, net                   11,376            27,150             23,556             28,177            138,027
                                   ----------        ----------        -----------        -----------        -----------

                                      996,427           616,769          1,959,169          1,153,487         10,058,171
                                    ---------         ---------          ---------          ---------          ---------
Net loss                           $ (922,509)       $ (579,455)       $(1,801,390)       $(1,081,702)       $(9,662,177)
                                   ==========        ==========        ===========        ===========        ===========

Net loss per share                 $     (.19)       $     (.15)       $      (.37)       $      (.28)       $     (3.22)
                                    ---------         ---------          ---------          ---------          ---------

Weighted average common and
 common equivalent shares
 outstanding                        4,946,121         3,941,686          4,930,948          3,809,433          3,003,450
                                   ==========        ==========        ===========        ===========        ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                         Deficit
                                             Common Stock                               accumulated
                                                                        Additional         in the
                                                                         Paid-in        development
                                      Shares           Amount            Capital           stage              Total
                                      ------           ------           ----------     ------------           -----
Issuance of stock:
 Founders                            1,553,820        $  1,554        $     (684)                         $       870
 First private placement               217,440             217            64,783                               65,000
 The Director                          149,020             149           249,851                              250,000
 Second private placement               53,020              53           499,947                              500,000
 Share issuance expenses                                                 (21,118)                             (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                                     $  (281,644)         (281,644)
                                     ---------        --------        ----------        -----------       -----------

Balance - December 31, 1991          1,973,300           1,973           792,779           (281,644)          513,108

Issuance of stock:
 Second private placement               49,320              49           465,424                              465,473
 Stock purchase agreement with
  The Director                          31,820              32           299,966                              299,998
 Share issuance expenses                                                 (35,477)                             (35,477)
Net loss for the year ended
 December 31, 1992                                                                         (785,941)         (785,941)
                                     ---------        --------        ----------        -----------       -----------

Balance - December 31, 1992          2,054,440           2,054         1,522,692         (1,067,585)          457,161

Issuance of stock:
 Third private placement               132,150             132         1,321,368                            1,321,500
 Stock purchase agreement with
  Home Insurance Company               111,111             111           999,888                              999,999
 Stock purchase agreement with
  The Director                          21,220              21           199,979                              200,000
 Shares issued in exchange
  for commissions earned                   600               1             5,999                                6,000
 Share issuance expenses                                                (230,207)                            (230,207)
Net loss for the year ended
 December 31, 1993                                                                       (1,445,624)       (1,445,624)
                                     ---------        --------        ----------        -----------       -----------

Balance - December 31, 1993          2,319,521        $  2,319        $3,819,719        $(2,513,209)      $ 1,308,829
                                     ---------        --------        ----------        -----------       -----------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                              Deficit
                                                                             accumulated
                                    Common Stock          Additional            in the
                                  ------------------      Paid-in            development
                                  Shares      Amount       Capital              stage           Total
                                  ------     -------     ------------       ------------      -------
  (brought forward)              2,319,521    $2,319     $ 3,819,719      $(2,513,209)     $ 1,308,829


Issuance of stock:
 Fourth private placement           39,451        40         397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50         499,950                           500,000
 Share issuance expenses                                      (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                         (1,675,087)      (1,675,087)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1994      2,408,972     2,409       4,708,644       (4,188,296)         522,757

Rent forgiveness                                              40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                         (1,022,723)      (1,022,723)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1995      2,408,972     2,409       4,749,384       (5,211,019)        (459,226)

Issuance of stock:
  Initial public offering        1,200,000     1,200       5,998,800                         6,000,000
  Exercise of warrants              33,885        34          33,851                            33,885
  Fifth private placement          959,106       959       6,219,838                         6,220,797
  Share issuance expenses                                 (1,580,690)                       (1,580,690)
  Non-cash stock compensation
   and interest                                              152,000                           152,000
Net loss for the year ended
 December 31, 1996                                                         (2,649,768)      (2,649,768)
                                 ---------    ------     -----------      -----------      -----------

Balance - December 31, 1996      4,601,963    $4,602     $15,573,183      $(7,860,787)      $7,716,998
                                 ---------    ------     ------------      -----------      ----------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Deficit
                                                                           accumulated
                                    Common Stock         Additional          in the
                                  -----------------       Paid-in          development
                                  Shares     Amount       Capital            stage             Total
                                  ------     ------      ------------     ------------         -----
  (brought forward)              4,601,963    $4,602     $ 15,573,183      $(7,860,787)     $ 7,716,998

Issuance of stock:
 Exercise of warrants               40,564        40           40,524                            40,564
Net loss for the six months
 ended June 30, 1997                                                        (1,801,390)      (1,801,390)
                                 ---------    ------     ------------      -----------      -----------

Balance - June 30, 1997          4,642,527    $4,642     $ 15,613,707      $(9,662,177)      $5,956,172
                                 ---------    ------     ------------      -----------      -----------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative from
                                                                                                    March 12, 1991
                                       Quarter ended June 30,     Six months ended June 30,         (inception) to
                                       ----------------------     -------------------------          June 30, 1997
                                          1997         1996         1997            1996           ----------------
                                          ----         ----         ----            ----
Cash flows from operating activities:

 Net loss                              $(922,509)   $(579,455)  $(1,801,390)    $(1,081,702)       $(9,662,177)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                                                          (1,327)
   Depreciation and amortization          77,639       15,529       149,766          30,208            482,860
   Unrealized loss on marketable
    securities                                                                                          67,204
   Realized loss on marketable
    securities                                                                                           5,250
   Non cash stock compensation and
    interest                                          152,000                       152,000            152,000
   Rent forgiveness                                                                                     40,740
   Changes in operating assets and
    liabilities
     Prepaid expenses                     (2,270)                     1,596                             (6,020)
     Other current assets                    156            1           155             (13)            (1,803)
     Accounts payable and accrued
      liabilities                       (100,070)    (173,984)      (80,530)       (453,874)           489,867
                                       ---------    ---------   -----------     -----------        -----------

Net cash used in operating
 activities                             (947,054)    (585,909)   (1,730,403)     (1,354,708)        (8,432,079)
                                       ---------    ---------   -----------     -----------        -----------
Cash flows from investing activities:

 Purchases of property and equipment    (120,844)    (150,586)     (276,389)       (367,035)        (1,488,744)
 Payments for patent application          (3,303)     (21,222)      (13,089)        (25,002)          (423,446)
 Organization costs                                                                                   ( 10,238)
 Deposits                                    816       (1,734)         (791)         (2,065)          ( 30,057)
 Purchases of marketable securities                                                                   (594,986)
 Sale of marketable securities                                                                         522,532
                                       ---------    ---------   -----------     -----------        -----------
Net cash (used in) provided by
 investing activities                   (123,331)    (173,542)     (290,269)     (  394,102)        (2,024,939)
                                       ---------    ---------   -----------     -----------        -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                        March 12, 1991
                                          Quarter ended June 30,       Six months ended June 30,        (inception) to
                                          ----------------------       -------------------------        June 30, 1997
                                           1997             1996         1997            1996           --------------
                                           ----             ----         ----            ----
Cash flows from financing activities:

 Proceeds from issuance of notes
  payable                                               $   197,118                   $   197,118        $    515,500
 Repayment of notes payable                                                              (515,500)           (515,500)
 Proceeds from issuance of common
  stock                                  $    36,487          2,094   $    40,564       6,014,960          17,301,798
 Share issuance expenses                                        120                      (825,977)        ( 1,876,189)
 Proceeds from loan payable                                                                                   500,000
 Repayment of loan payable                    (8,713)                     (20,064)                            (31,118)
 Proceeds from capital lease
  obligations                                 75,036         31,815       100,367          31,815             118,903
 Repayment of capital lease
  obligations                                (16,944)                     (18,075)                            (21,027)
                                         -----------    -----------   -----------     -----------        ------------

Net cash provided by financing
 activities                                   85,866        231,147       102,792       4,902,416          15,992,367
                                         -----------    -----------   -----------     -----------        ------------

Net increase (decrease) in cash             (984,519)      (528,304)   (1,917,880)      3,153,606           5,535,349

Cash at beginning of period                6,519,868      3,684,274     7,453,229           2,364
                                         -----------    -----------   -----------     -----------        ------------


Cash at end of period                    $ 5,535,349    $ 3,155,970   $ 5,535,349     $ 3,155,970        $  5,535,349
                                         -----------    -----------   -----------     -----------        ------------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 1997 and the statements of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 1997 and 1996 and for the period from March 12, 1991 (inception) to June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1996 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


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

Initial Public Offering

         On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consists of (i) one share of the Company's common stock, (ii) one Class A warrant to purchase one share of common stock at $10, originally scheduled to expire in July 1997 but extended to November 3, 1997 by the unanimous written consent of the Board of Directors of the Company (see Part II, Item 2, hereof, "Changes in Securities") and (iii) one Class B warrant to purchase one share of common stock at $15, expiring January 1999. The Class A and B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined.

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

1996 Private Placement

         In November 1996, the Company completed a private placement of its securities from which it received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). The Company sold 959,106 shares of Common Stock in such private placement at an average price of $6.49 per share. In addition, the Company granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agent, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers' demand, the Company has registered all of such 959,106 shares.

         The Company intends to use the net proceeds it has received in such private placement offering for continued research and development of its composite cultured skin, performing human clinical trials and for general corporate purposes.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the Company's financial statements.



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

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent an aggregate of approximately $3,867,970 from its inception through June 30, 1997 for the human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospital burn centers to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve months ending June 30, 1998 in order to continue its human clinical trials, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. See "Forward Looking Information May Prove Inaccurate."

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

PART II


ITEM 2.  CHANGES IN SECURITIES

         (a)  Class A Warrants.

         The Company has outstanding 1,200,000 publicly traded Class A Warrants (the "Class A Warrants"), each Class A Warrant entitling the holder thereof to purchase one (1) share of Common Stock of the Company at an exercise price of $10.00 per share. The Class A Warrants, pursuant to their original terms, were scheduled to expire on July 19, 1997.

         On July 1, 1997, the Board of Directors of the Company resolved by unanimous written consent to extend the term of the Class A Warrants so that the Class A Warrants will expire at 5:00 p.m., Eastern Standard Time, on November 3, 1997. Other then the extension of the expiration date, such resolution did not change the exercise price, the redemption provisions or any other provisions of the Class A Warrants.

         (b)  Recent Sales of Unregistered Securities.

         During the second quarter of 1997 the Company granted one employee an option under its Employee Stock Option Plan to purchase 5,000 shares of Common Stock, exercisable at $7.00 per share, and expiring on April 8, 2002. Such grant was in consideration for services rendered to the Company.

         On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock purchased at prices of $9.00 or more per share until January 20, 1997. All such warrants expire on January 18, 2000. At different times during the second quarter of 1997, seven persons exercised such warrants and purchased 34,504 shares of Common Stock at the $1.00 per share exercise price. During the first quarter of 1997 an additional two persons exercised such warrants and purchased 4,077 shares of Common Stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

         The grant, offer and sale of all of the securities listed above were sold without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit No.       Description

           3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

           3.2             Original Certificate of Incorporation (1)

           3.3             By-Laws (1)

          27.1             Financial Data Schedule *

--------------

*        Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b)      Reports on Form 8-K


         On July 10, 1997, the Company filed a report on Form 8-K announcing the extension of the term of the Class A Warrants. See Item 2 hereof, "Changes in Securities." No other reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               Registrant:

                                               ORTEC INTERNATIONAL, INC.



Date: August 12, 1997                          By: /s/ Steven Katz
                                                   -----------------------------
                                                   Dr. Steven Katz
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



Date: August 12, 1997                          By: /s/ Ron Lipstein
                                                   -----------------------------
                                                   Ron Lipstein
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)