Form 10QSB
period 1997-09-30
ORTEC INTERNATIONAL INC
filed 1997-11-13
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                                  3960 BROADWAY
                            NEW YORK, NEW YORK 10032
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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



       The number of shares outstanding of the issuer's common stock is 4,970,691 (as of October 31, 1997).

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1997


                              ITEMS IN FORM 10-QSB

                                                                            Page
                                                                            ----
Facing page

Part I

         Item 1.           Financial Statements.                             1

         Item 2.           Plan of Operation.                               11

Part II

         Item 1.           Legal Proceedings and Claims.                    None

         Item 2.           Changes in Securities and Use
                           of Proceeds.                                     13

         Item 3.           Default Upon Senior Securities.                  None

         Item 4.           Submission of Matters to                         15
                           a Vote of Security Holders.

         Item 5.           Other Information.                               None

         Item 6.           Exhibits and Reports on Form 8-K.                16

Signatures

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                             SEPTEMBER 30,        DECEMBER 31,
                                                 1997                1996
                                                 ----                ----
            ASSETS

Current assets:
  Cash and equivalents                         $4,505,094         $7,453,229
  Prepaid expenses                                  6,507              7,616
  Other current assets                              4,560              1,958
                                               ----------         ----------
Total current assets                            4,516,161          7,462,803
                                               ----------         ----------

Property and equipment, at cost:
  Laboratory equipment                            593,656            578,530
  Office furniture and equipment                  308,502            170,830
  Leasehold improvements                          601,224            462,995
                                               ----------         ----------
                                                1,503,382          1,212,355
   Accumulated depreciation and
   amortization                                   533,297            321,646
                                               ----------         ----------
                                                  970,085            890,709
                                               ----------         ----------

Other assets:
  Patent application costs net of
   accumulated amortization of $23,456
   at September 30, 1997 and $1,210 at
   December 31, 1996                              399,453            409,147
  Deposits                                         30,914             29,266
                                               ----------         ----------

Total other assets                                430,367            438,413
                                               ----------         ----------

Total Assets                                   $5,916,613         $8,791,925
                                               ==========         ==========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                 SEPTEMBER 30,          DECEMBER 31,
                                                     1997                   1996
                                                     ----                   ----
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                   $    489,399          $    570,397
  Capital lease obligations - current                  44,507                 5,738
  Loan payable - current                               37,373                38,018
                                                 ------------          ------------
Total current liabilities                             571,279               614,153
                                                 ------------          ------------

Long-term liabilities:
  Capital lease obligations - noncurrent               45,037                 9,846
  Loan payable - noncurrent                           422,621               450,928
                                                 ------------          ------------

Total long-term liabilities                           467,658               460,774
                                                 ------------          ------------

Total liabilities                                   1,038,937             1,074,927
                                                 ------------          ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   4,673,216 at September 30, 1997
   and 4,601,963 at December 31, 1996                   4,673                 4,602
  Additional paid-in capital                       15,704,365            15,573,183
  Deficit accumulated during the
   development stage                              (10,831,362)           (7,860,787)
                                                 ------------          ------------


Total stockholders' equity                          4,877,676             7,716,998
                                                 ------------          ------------

Total Liabilities and
 Stockholders' Equity                            $  5,916,613          $  8,791,925
                                                 ============          ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Nine months                   Cumulative from
                                       Quarter ended September 30,              ended September 30,              March 12, 1991
                                                                                                                  (inception) to
                                         1997             1996              1997                 1996           September 30, 1997
                                         ----             ----              ----                 ----            ----------------
Revenue
  Interest income                    $    63,824      $    33,865       $   221,603          $    105,650          $    459,818
                                     -----------      -----------       -----------          ------------          ------------

Expenses
  Research and development               309,901          203,720           823,455               591,572             4,177,871
  Rent                                    49,153           48,676           153,949                63,314               316,898
  Consulting                             149,223           24,548           265,464               219,991             1,022,860
  Personnel                              391,752          198,418         1,001,419               463,907             2,876,817
  General and administrative             321,449          152,501           912,804               414,389             2,747,176
  Other expense, net                      11,531           10,879            35,087                39,056               149,558
                                     -----------      -----------       -----------          ------------          ------------

                                       1,233,009          638,742         3,192,178             1,792,229            11,291,180
                                     -----------      -----------       -----------          ------------          ------------

Net loss                             $(1,169,185)     $  (604,877)      $(2,970,575)         $ (1,686,579)         $(10,831,362)
                                     -----------      -----------       -----------          ------------          ------------

Net loss per share                   $      (.26)     $      (.17)      $      (.65)         $       (.47)         $      (3.99)
                                     -----------      -----------       -----------          ------------          ------------
Weighted average common and
 common equivalent shares
 outstanding                           4,655,401        3,623,932         4,631,679             3,619,910             2,720,319
                                     ===========      ===========       ===========          ============          ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Deficit
                                     Common Stock                        accumulated
                                                         Additional        in the
                                                          Paid-in        development
                                  Shares     Amount       Capital           stage                Total
                                  ------     ------      ------------    ------------        ------------
Issuance of stock:
 Founders                        1,553,820    $1,554     $        (684)                      $       870
 First private placement           217,440       217            64,783                            65,000
 The Director                      149,020       149           249,851                           250,000
 Second private placement           53,020        53           499,947                           500,000
 Share issuance expenses                                       (21,118)                          (21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                         $  (281,644)        (281,644)
                                 ---------    ------     -------------      -----------      ------------

Balance - December 31, 1991      1,973,300     1,973           792,779         (281,644)         513,108

Issuance of stock:
 Second private placement           49,320        49           465,424                           465,473
 Stock purchase agreement with
  The Director                      31,820        32           299,966                           299,998
 Share issuance expenses                                       (35,477)                          (35,477)
Net loss for the year ended
 December 31, 1992                                                             (785,941)        (785,941)
                                 ---------    ------     -------------      -----------      -----------

Balance - December 31, 1992      2,054,440     2,054         1,522,692       (1,067,585)         457,161

Issuance of stock:
 Third private placement           132,150       132         1,321,368                         1,321,500
 Stock purchase agreement with
  Home Insurance Company           111,111       111           999,888                           999,999
 Stock purchase agreement with
  The Director                      21,220        21           199,979                           200,000
 Shares issued in exchange
  for commissions earned               600         1             5,999                             6,000
 Share issuance expenses                                      (230,207)                         (230,207)
Net loss for the year ended
 December 31, 1993                                                           (1,445,624)      (1,445,624)
                                 ---------    ------     -------------      -----------      -----------

Balance - December 31, 1993      2,319,521    $2,319      $  3,819,719      $(2,513,209)     $ 1,308,829
                                 ---------    ------      ------------      ------------     -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Deficit
                                     Common Stock                          accumulated
                                                         Additional          in the
                                                          Paid-in          development
                                  Shares      Amount       Capital            stage           Total
                                  ------      ------      ------------     ------------    ------------
  (brought forward)              2,319,521    $2,319     $  3,819,719      $(2,513,209)     $ 1,308,829


Issuance of stock:
 Fourth private placement           39,451        40          397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company            50,000        50          499,950                           500,000
 Share issuance expenses                                       (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                          (1,675,087)      (1,675,087)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1994      2,408,972     2,409        4,708,644       (4,188,296)         522,757


Rent forgiveness                                               40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                          (1,022,723)      (1,022,723)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1995      2,408,972     2,409        4,749,384       (5,211,019)        (459,226)

Issuance of stock:
  Initial public offering        1,200,000     1,200        5,998,800                         6,000,000
  Exercise of warrants              33,885        34           33,851                            33,885
  Fifth private placement          959,106       959        6,219,838                         6,220,797
  Share issuance expenses                                  (1,580,690)                       (1,580,690)
  Stock options issued for
   services                                                   152,000                           152,000
Net loss for the year ended
 December 31, 1996                                                          (2,649,768)      (2,649,768)
                                 ---------    ------     ------------      -----------      -----------

Balance - December 31, 1996      4,601,963    $4,602     $ 15,573,183      $(7,860,787)     $ 7,716,998
                                 =========    ======     ============      ===========      ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Deficit
                                     Common Stock                          accumulated
                                                         Additional          in the
                                                          Paid-in          development
                                  Shares     Amount       Capital            stage              Total
                                  ------     ------      ------------     ------------      -----------
  (brought forward)              4,601,963    $4,602     $ 15,573,183      $(7,860,787)     $ 7,716,998


Issuance of stock:
 Exercise of warrants               71,253        71           71,182                            71,253
 Stock options issued for
  services                                                     60,000                            60,000
Net loss for the nine months
 ended September 30, 19997                                                  (2,970,575)      (2,970,575)
                                 ---------    ------     ------------     ------------      -----------

Balance - September 30, 1997     4,673,216    $4,673     $ 15,704,365     $(10,831,362)     $ 4,877,676
                                 =========    ======     ============     ============      ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine months              Cumulative from
                                      Quarter ended September 30,       ended September 30,           March 12, 1991
                                                                                                      (inception) to
                                         1997             1996         1997            1996         Septemver 30, 1997
                                         ----             ----         ----            ----          ----------------
Cash flows from operating
 activities:

 Net loss                             $(1,169,185)   $  (604,877)  $(2,970,575)    $(1,686,579)       $(10,831,362)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Deferred occupancy costs                                                             (1,327)
   Depreciation and amortization           84,131         44,348       233,897          74,556             566,991
   Unrealized loss on marketable
    securities                                                                                              67,204
   Realized loss on marketable
    securities                                                                                               5,250
   Sock options issued for
    services                               60,000        152,000        60,000         152,000             212,000
   Rent forgiveness                                                                                         40,740
   Changes in operating assets and
    liabilities
     Prepaid expenses                        (487)                       1,109                              (6,507)
     Other current assets                  (2,757)             1        (2,602)            (12)             (4,560)
     Accounts payable and accrued
      liabilities                            (468)       108,590       (80,998)       (345,284)            489,399
                                       ----------    -----------   -----------     -----------        ------------

Net cash used in operating
 activities                            (1,028,766)      (451,938)   (2,759,169)     (1,806,646)         (9,460,845)
                                      -----------    -----------   -----------     -----------        ------------

Cash flows from investing activities:

 Purchases of property and equipment      (14,638)      (455,200)     (291,027)       (822,235)         (1,503,382)
 Payments for patent application              537         (9,969)      (12,552)        (34,971)           (422,909)
 Organization costs                                                                                        (10,238)
 Deposits                                    (857)             8        (1,648)         (2,057)            (30,914)
 Purchases of marketable securities                                                                       (594,986)
 Sale of marketable securities                                                                             522,532
                                      -----------    -----------   ------------    -----------        ------------

Net cash (used in) provided by
 investing activities                     (14,958)      (465,161)     (305,227)       (859,263)         (2,039,897)
                                      -----------    -----------   -----------     -----------        ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months                Cumulative from
                                    Quarter ended September 30,       ended September 30,           March 12, 1991
                                                                                                    (inception) to
                                       1997             1996         1997            1996         September 30, 1997
                                       ----             ----         ----            ----         ------------------
Cash flows from financing
  activities:

 Proceeds from issuance of notes
  payable                                           $   302,882                   $   500,000        $    515,500
 Repayment of notes payable                              (5,490)                     (520,990)           (515,500)
 Proceeds from issuance of common
  stock                             $     30,689                  $    71,253       6,014,960          17,332,487
 Share issuance expenses                                                             (825,977)         (1,876,189)
 Proceeds from loan payable                                                                               500,000
 Repayment of loan payable                (8,888)                     (28,952)                            (40,006)
 Proceeds from capital lease
  obligations                                                         100,367          31,815             118,903
 Repayment of capital lease
  obligations                             (8,332)          (452)      (26,407)          (452)            (29,359)
                                    ------------    -----------   -----------     -----------        ------------

Net cash provided by financing
 activities                               13,469        296,940       116,261       5,199,356          16,005,836
                                    ------------    -----------   -----------     -----------        ------------

Net increase (decrease) in cash       (1,030,255)      (620,159)   (2,948,135)      2,533,447           4,505,094

Cash at beginning of period            5,535,349      3,155,970     7,453,229           2,364
                                    ------------    -----------   -----------     -----------        ------------

Cash at end of period               $  4,505,094    $ 2,535,811   $ 4,505,094     $ 2,535,811        $  4,505,094
                                    ------------    -----------   -----------     -----------        ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 1997 and the statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1997 and 1996 and for the period from March 12, 1991 (inception) to September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1996 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


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

INITIAL PUBLIC OFFERING

         On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consists of (i) one share of the Company's common stock, (ii) one Class A warrant to purchase one share of common stock at $10, originally scheduled to expire in July 1997 but extended on two separate occasions, to November 3, 1997 and then to December 31, 1997, by the Board of Directors of the Company (see Part II, Item 2, hereof, "Changes in Securities") and (iii) one Class B warrant to purchase one share of common stock at $15, expiring January 17, 1999. The Class A and B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined.

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

EXERCISE OF CLASS A WARRANTS

         Between September 29, 1997 and October 31, 1997, 297,475 (out of 1,200,000) of the Company's Class A Warrants were exercised. The Company issued an additional 297,475 shares of its common stock and received net proceeds of $2,774,750 which it plans to use for continued research and development, performing human clinical trials and for general corporate purposes. $200,000 of the proceeds received from exercise of the Class A Warrants were paid to Patterson Travis, Inc., the underwriter of the Company's IPO as provided in the underwriting agreement.

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


ITEM 2.  PLAN OF OPERATION


OPERATIONS FOR THE NEXT TWELVE MONTHS

         For the next twelve months the Company will continue to conduct human clinical trials. To that end, the Company has recruited and intends to continue to recruit hospital burn centers which will provide the necessary patients. Human clinical trials are also presently being conducted at Rockefeller University Hospital in New York City for the application of the Company's Composite Cultured Skin in treating dermal ulcers in patients suffering from a unique disease called Epidermolysis Bullosa ("EB"). The wounds resulting from EB are very similar to those caused by burns and require similar treatment. In addition, the Company in conjunction with the hospitals at which certain other clinical trials are expected to be conducted, is currently working on programs to initiate human clinical trials for the application of the Company's
Composite Cultured Skin for the treatment of venous and diabetic ulcers, donor sites and dermal scar revisions in burn patients.

CASH REQUIREMENTS

         The Company estimates that it has sufficient funds necessary to operate through approximately July 1999. By October 31, 1997 the Company had already received net proceeds of $2,774,750 as a result of the exercise of 297,475 of its publicly-traded Class A Warrants. The Company extended the expiration date of the 902,525 Class A Warrants still outstanding to December 31, 1997. The Company may have to secure additional funds prior to July 1999 or thereafter to complete its human clinical trials, if not then already completed, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent an aggregate of approximately $4,177,871 from its inception through September 30, 1997 for the human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospitals to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve months ending September 30, 1998 in order to continue its human clinical trials now being conducted, to conduct human clinical trials for other applications of the Company's Composite Cultured Skin, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. See "Forward Looking Information May Prove Inaccurate."

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

PART II


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Class A Warrants.

         As of November 1, 1997, the Company still had outstanding 902,525 publicly traded Class A Warrants (the "Class A Warrants"), each Class A Warrant entitling the holder thereof to purchase one (1) share of Common Stock of the Company at an exercise price of $10.00 per share. The Class A Warrants were scheduled to expire, pursuant to their original terms, on July 19, 1997. On July 1, 1997 such expiration date was extended to November 3, 1997. Prior to November 1, 1997, 297,475 of the 1,200,000 outstanding Class A Warrants had already been exercised.

         On October 29, 1997, the Board of Directors of the Company extended the term of the remaining 902,525 outstanding Class A Warrants a second time so that the Class A Warrants will expire at 5:00 p.m., Eastern Standard Time, on December 31, 1997. The Board took such action for the following reasons: (i) communications concerning the expiration date of the Class A Warrants from brokers to their customers did not make clear that the holders of the Class A Warrants had the option to sell their warrants as well as exercise them or let them expire; (ii) notices distributed to Class A Warrant holders warning of the November 3, 1997 expiration date did not reach many of such holders; (iii) in the opinion of the Board, turmoil in the stock markets shortly before the November 3, 1997 expiration date prevented Class A Warrant holders from making decisions to exercise their Class A Warrants that they would otherwise make in a less turbulent market; and (iv) in the opinion of the Board, recent increased interest in the Company in the financial community indicated a greater probability that more Class A Warrants would be exercised as a result of this short extension of the expiration date, thereby providing the Company with additional capital.

         Other then the extension of the expiration date, the directors did not change the exercise price, the redemption provisions or any other provisions of the Class A Warrants. The Board stated that there will not be any further extensions of the expiration date of the Class A Warrants beyond December 31, 1997.

         (c)  Recent Sales of Unregistered Securities.

         During the third quarter of 1997 the Company granted fifteen employees and one non-employee director five year options under its Employee Stock Option Plan to purchase an aggregate of 73,000 shares of Common Stock, at exercise prices ranging from $9.25 to $10.00 per share. Such grants were in consideration for services rendered to the Company.

         During the third quarter of 1997 the Company granted to one person and its seven designees four year warrants to purchase an aggregate of 37,500 shares of Common Stock, at an exercise price of $12.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

         During the third quarter of 1997 the Company granted to one person a one year warrant to purchase an aggregate of 625 shares of Common Stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for consulting services rendered to the Company.

         On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock, purchased by them in private placements at prices of $9.00 or more per share, until January 20, 1997. All such warrants expire on January 18, 2000. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 21,210 shares of Common Stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

         The grant, offer and sale of all of the securities listed above were sold without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.

         (d)      Use of Proceeds.

         The Company's initial public offering of its securities (the "IPO") was completed January 20, 1996. The Company realized net proceeds from its IPO, after payment of all expenses with respect thereto, of $4,850,769. Such net proceeds were used in the period from January 20, 1996 through the three-month period ended September 30, 1997 as follows:

                                                  PAYMENTS TO
                                              OFFICERS, DIRECTORS
                                            10% SHAREHOLDERS AND       PAYMENTS TO
   APPLICATION OF PROCEEDS                      OTHER AFFILIATES         OTHERS
   -----------------------                      ----------------         ------
Research and development                           $  101,615          $2,067,261
Human clinical trials                                 194,446             830,681
Repayment of indebtedness                             241,500             274,000
Deferred compensation                                 113,385                  --
Construction of new U.S. laboratory                        --             356,340
Prosecution of patent registrations                        --              56,009
Working capital and general
    corporate purposes                                163,830             451,702
                                                   ----------          ----------

                                                                       $4,035,993

                                                   $  814,776             814,776
                                                                       ----------

                                                      Total            $4,850,769
                                                                       ==========


         All of the net proceeds received by the Company from the IPO have now been used.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         A Proxy Statement was mailed on or about August 4, 1997 to shareholders of record of the Company as of July 28, 1997 in connection with the Company's 1997 Annual Meeting of Shareholders, which was held on September 8, 1997 at the Audubon Biomedical Science and Technology Park, 3960 Broadway, New York, New York. At the meeting, the shareholders voted on two matters and all of such matters were approved.

         The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

         NOMINEES FOR DIRECTORS            FOR                  WITHHELD         AGAINST
         ----------------------            ---                  --------         -------
         Steven Katz                   2,988,606                1,550                0
         Mark Eisenberg                2,988,606                1,550                0
         Ron Lipstein                  2,988,606                1,550                0
         Alain Klapholz                2,988,606                1,550                0
         Joseph Stechler               2,988,606                1,550                0

         There were 0 broker held non-voted shares represented at the meeting with respect to this matter.

         The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1997. The tabulation of the votes (both in person and by proxy) was as follows:

                   FOR                AGAINST              ABSTENTIONS
                   ---                -------              -----------
               2,990,156                950                   14,330

         There were 0 broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit No.          Description
               -----------          -----------
                 3.1                Agreement of Merger of the Skin Group, Ltd. and the Company
                                    dated July 9, 1992 (1)

                 3.2                Original Certificate of Incorporation (1)

                 3.3                By-Laws (1)

                27.1                Financial Data Schedule *

------------------------

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

                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.



Date: November 13, 1997                 By:     /s/ Steven Katz
                                           ----------------------------------
                                                Steven Katz, PhD
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



Date: November 13, 1997                 By:     /s/ Ron Lipstein
                                           ----------------------------------
                                                Ron Lipstein
                                                Chief Financial Officer
                                                (Principal Financial Officer)