Form 10KSB
period 1997-12-31
ORTEC INTERNATIONAL INC
filed 1998-03-31
CIK 889992

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
        DECEMBER 31, 1997

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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
      Class B Warrants to Purchase Shares of Common Stock at $15 per share

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

The number of shares outstanding of the Registrant's common stock is 5,766,827 (as of 3/20/98). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $80,689,825 as of March 20, 1998.

DOCUMENTS INCORPORATED BY REFERENCE - None

                            ORTEC INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                          YEAR ENDED DECEMBER 31, 1997

                              ITEMS IN FORM 10-KSB

                                                                 Page

Facing page

Part I

Item 1.     Business                                                1

Item 2.     Properties                                              7

Item 3.     Legal Proceedings                                    None

Item 4.     Submission of Matters to
            a Vote of Security Holders                           None

Part II

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters                         8

Item 6.     Plan of Operation                                      11

Item 7.     Financial Statements                                   12

Item 8.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                                 None

Part III

Item 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act                      13

Item 10.    Executive Compensation                                 17

Item 11     Security Ownership of Certain Beneficial
            Owners and Management                                  19

Item 12.    Certain Relationships and Related Transactions.        22

Item 13.    Exhibits and Reports on Form 8-K                       24

Signatures

Financial Statements                                              F-1

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

            Ortec International, Inc. (the "Company") has developed a proprietary technology which consists of a biologically active dressing to stimulate the repair and regeneration of human skin. The Company's product is intended to be utilized for the treatment of severe burn patients as well as for other types of wound healing and for reconstructive and cosmetic surgery. The Company believes that the successful regeneration of human skin creates the potential for wide commercial application.

            The Company is a development stage company and to date has not sold any products. Its activities have been limited to human clinical tests of its product and research and development under an exclusive license relating to the Company's biological dressing. From March 12, 1991 (inception) to December 31, 1997, the Company spent an aggregate of $4,533,252 for research and development. Of that total $1,178,836 was spent in 1997 and $964,864 was spent in 1996.

            In order to create a clinically useful biological dressing, the Company has duplicated the two major layers that form the human skin, the epidermis and the dermis. Dr. Mark Eisenberg, of Sydney, Australia, an officer and director of the Company and one of its largest shareholders, has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty years, focusing primarily in treating the symptoms of a unique disease called Epidermolysis Bullosa ("EB"). In 1987, through his work on EB, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which were successfully applied as an allograft (a transplant other than with the patient's own skin) on an EB patient. Dr. Eisenberg has since developed a biologically active dressing known as "Composite Cultured Skin", consisting of both the dermal and epidermal layers.

            The Company has received approval by the Food and Drug Administration ("FDA") to conduct human clinical trials for the application of its Composite Cultured Skin in the treatment of burn patients, in the treatment of EB patients and in the treatment of donor site wounds. Donor sites are those areas of the body from which healthy skin is taken and transplanted onto a wound site (an "autograft" skin transplant), thus creating an additional wound at the donor site which then has to be treated.

            The human clinical trial program for the treatment of burn patients is being conducted at a number of hospitals. The Company believes that if the use of its Composite Cultured

Skin is effective in these clinical trials, the Company will be able to secure FDA approval for commercially marketing its product for the treatment of burn patients.

            The clinical trial program for the treatment of EB patients is nearing completion. The patients enrolled in the trial were treated at Rockefeller University Hospital in New York City pursuant to that hospital's protocols approved by the FDA. After the required patient follow up to ascertain the efficacy of these treatments, the Company expects to apply to the FDA for a Humanitarian Use Device designation for EB. If such designation is made by the FDA, the Company will thereafter apply to the FDA for a Humanitarian Use Device exemption for its product, which, if granted, will enable the Company to begin commercially marketing its product for the treatment of EB patients in a shorter time than normally required for a full FDA premarket approval.

            In December 1997, the FDA approved protocols of Washington Hospital Center in Washington, D.C., for the use of the Company's Composite Cultured Skin in a pilot clinical trial program for the treatment of patients with donor site wounds. No patients are being enrolled for this clinical trial program because the Company now proposes to seek FDA approval for the conduct of a pivotal clinical trial for donor site wounds using a larger number of patients to be treated at a number of hospitals. If the use of the Company's product is effective in the treatment of the patients in such expanded clinical trial, the time when the Company can seek FDA approval for commercially marketing its product for the treatment of donor site wounds will be reduced from the time that would otherwise be required if both the pilot and pivotal trials were conducted.

            The Company believes that its Composite Cultured Skin, if successfully developed, will have wide commercial application for treatment of severe burn patients, patients who suffer severe ulcerations and various skin diseases (such as EB), patients with donor site wounds, venous ulcers and diabetic ulcers, as well as for reconstructive and cosmetic surgery. There can be no assurance that the Company's Composite Cultured Skin will be successfully tested in future human clinical trials or that it can be marketed profitably.

            See "Forward Looking Information May Prove Inaccurate."

            The Company and a predecessor of the Company were organized in 1991 for the purpose of acquiring the Company's skin product from Dr. Mark Eisenberg and to develop, test and market such product.

DESCRIPTION OF THE PROCESS

            Specialized cells that are the primary components of human skin are derived from infant foreskins obtained during routine circumcisions. The epidermis is separated from the dermis and each of these layers is treated to release individual cells. These cells in turn are separately cultured to reproduce a large number of identical cells. The dermal fibroblast cells derived from the dermis are applied to a cross linked bovine collagen sponge to form the dermal layer matrix. The epidermal cells are grown on another layer of collagen, which, together with the dermal layer, constitute the Composite Cultured Skin. The Company's Composite Cultured Skin requires neither the patient's own cells nor cadaver skin and is available for allograft replacement of damaged human skin and treatment of other wounds. All tissue obtained by the Company for producing the Company's Composite Cultured Skin is extensively screened and tested by independent laboratories for the presence of potential pathogens and transmittable diseases.

PRODUCTION AND SUPPLY

            In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City ("Audubon"). Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. The Company is currently in the process of expanding its laboratory and office in adjacent space leased by it at the Audubon facility. The Company uses its laboratory to produce its Composite Cultured Skin for use in the FDA approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of wounds.

            The Company also has its own laboratory facility in Sydney, Australia, where it conducts additional research and produces its Composite Cultured Skin for use in Australia.

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

RESEARCH

            Most of the research and development for the Company's proprietary technology is done at the Company's laboratory at the Audubon facility and its laboratory in Sydney, Australia. In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center collaborate on research focusing on the development of collagen based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company agreed to contribute $40,000 of the $100,000 cost of the research project and has already paid $10,000 of its $40,000 commitment. The remainder of the $100,000 cost will be contributed by the New Jersey Commission of Science and Technology.

PATENTS AND PROPRIETARY RIGHTS

            The Company has an exclusive worldwide license to use the proprietary technology on which its Composite Cultured Skin is based and to market any products developed from it, except for the treatment of EB patients in Australia.

Eisenberg License Agreement

            Pursuant to a license agreement (the "License Agreement") dated June 7, 1991, by and between the Company and Dr. Eisenberg, as modified in August, 1995, Dr. Eisenberg has granted the Company an exclusive worldwide license to use the technology subject to certain limitations. The agreement expires in 2001, but may be automatically renewed by the Company for two additional ten year periods.

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

            Several of the Company's competitors, including Organogenesis, Inc., Advanced Tissue Sciences, Inc., Genzyme Tissue Repair Inc., Integra Life Sciences and LifeCell Corporation, have been granted patents relating to their particular artificial skin technologies. See "Competition."

GOVERNMENT REGULATION

            The Company is subject to extensive government regulations. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale.

            Pursuant to the Federal Food Drug and Cosmetic Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in the United States. The Company's Composite Cultured Skin is subject to regulation as a medical device. Prior to commercial release of the Company's product, premarket approval ("PMA") by the FDA will be required. PMA entails proof of nontoxicity, safety and efficacy in human clinical trials. Premarket approval is a lengthy and expensive process and there can be no assurance that FDA approval will be obtained.

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

            The Company intends to request from the FDA a Humanitarian Use Device exemption for its product for the treatment of EB patients, which, if granted, will enable the Company to begin commercially marketing its product for the treatment of EB patients in a shorter time than normally required for a full FDA premarket approval.

            Any manufacturing, whether by the Company or by a third party manufacturer, for any future commercial scale production of the Company's Composite Cultured Skin, will have to be in compliance with the Good Manufacturing Practices, as mandated by the FDA.

COMPETITION

            The Company is aware of several companies engaged in the research and development of replacement skin products, including Organogenesis, Inc. and Genzyme Tissue Repair, Inc., both of Cambridge, Massachusetts, Advanced Tissue Sciences, Inc. of La Jolla, California, LifeCell Corporation of Woodland, Texas, and Integra Life Sciences of Plainsboro, New Jersey, all of which have been granted patents relating to their particular skin replacement technologies.

            The FDA panel reviewing Organogenesis' product for the treatment of venous stasis ulcers and Advanced Tissue Science's product for the treatment of diabetic ulcers has recommended FDA approval of such products for sale to the public. Advanced Tissue Sciences also produces a non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells to act as a temporary wound covering for severe burns before skin from an autograft procedure becomes available. This product was approved for marketing by the FDA in March, 1997.

            Genzyme Tissue Repair's and LifeCell's products are not regulated by the FDA and are available commercially.

            In 1991, Integra Life Sciences developed a product that consists of a bovine collagen matrix covered with a layer of silicone. This product is intended to act as an artificial dermis and requires an autograft several days after treatment. In March 1996, the FDA approved for marketing INTEGRA(TM) Artificial Skin, Dermal Regeneration Template(TM).

            The Company believes that many of these companies may have greater financial and other resources than the Company and most of them have conducted and continue to conduct human clinical trials, some of which are at more advanced stages than the Company's human clinical trials.

            Except as set forth above, the Company is not aware of any skin replacement product that has received PMA approval from the FDA.

            In the area of chronic wound healing, many well known biotechnology companies are developing products to treat wounds. These forms of therapies are classified as biologics and therefore must meet more extensive regulatory requirements than skin grafts, which are classified as devices. In December 1997 the FDA approved the commercial sale of Johnson & Johnson's Regranex, which is used for the treatment of diabetic skin ulcers.

            The Company feels that part of the efficacy of its technology is based on its ability to deliver to the wound site a product that includes epidermal cells and dermal cells. These delivered cells produce and deliver a myriad of growth factors needed to treat chronic wounds as well as wounds from burns.

            No assurance can be given that other companies having greater financial resources than the Company will not develop other skin regeneration or wound healing technology that may be more effective than the Company's Composite Cultured Skin, or that may make the Company's Composite Cultured Skin obsolete.

EMPLOYEES

            The Company presently employs twenty people in the United States, including three executive officers. The Company employs four persons, two part-time (including Dr. Eisenberg), to work in its laboratory in Sydney, Australia. The Company's United States and Australian staffs include seven employees possessing either Ph.D. or M.D. degrees. The Company anticipates that it will employ fifteen additional persons in 1998.

ITEM 2.     PROPERTIES

            In March 1996, the Company entered into a five-year lease with Columbia University ("Columbia") for 5,765 square feet of space at 3960 Broadway, New York City, New York, in Columbia's new Audubon Biomedical Science and Technology Park ("Audubon"). The Company relocated its executive offices to its new laboratory facility in July 1996 and commenced operation of its laboratory in such facility in November 1996. In April 1997 the Company exercised its option provided in such lease to lease an additional 3,650 sq. ft. of adjoining space which the Company is constructing for additional laboratory and office facilities.

            The Company pays rent of $10,809 per month for the original 5,765 square feet and will pay an additional $6,844 per month for the additional 3,650 square feet. The lease provides for increases in the year 2,000 and 2,001. The Company also granted Columbia a warrant expiring March 10, 2001 to purchase 5,000 shares of Common Stock at an exercise price of $10 per share. The Company has the option to renew the lease for an additional five year term at a modest increase in base rent.

            The Company leases approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce the Composite Cultured Skin used in the operations conducted in Australia. The Company's lease expires in 2000. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US$33,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from non-related third parties.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            None.

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION

            From January 20, 1996 to May 28, 1996, the Company's publicly traded securities were traded as units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant (the "Units"), and were listed on the NASDAQ SmallCap Market under the symbol "ORTCU". On May 17, 1996, the components of the Units each became separately tradeable securities. The Common Stock of the Company is currently trading on the NASDAQ SmallCap Market under the symbol "ORTC". The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period from January 1996 through December 31, 1997.

                                                           HIGH                  LOW
1996

Units
            First Quarter (from date of inception,
            January 19, 1996)                            $  7 1/2               $ 5 3/4
            Second Quarter (to May 28, 1996)                7 1/4                     6

Common Stock

            Second Quarter (from May 17, 1996)              6 5/8                 4 3/4
            Third Quarter                                  7 9/16                 5 7/8
            Fourth Quarter                                 10 1/2                 7 1/2

 1997

Common Stock

            First Quarter                                  10 3/8                     6
            Second Quarter                                      9                 6 3/4
            Third Quarter                                      14                 8 3/8
            Fourth Quarter                                     15                10 7/8

SECURITY HOLDERS

            To the best knowledge of the Company, at March 20, 1998, there were 131 record holders of the Company's Common Stock. The Company believes that as of September 1997 there were more than 1,000 beneficial owners of the Company's Common Stock, most of whose shares are held in "street name."

DIVIDENDS

            The Company has not paid, and has no current plans to pay, dividends on its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

            During the fourth quarter of 1997 the Company granted to three employees and one non-employee director five year options under its Employee Stock Option Plan to purchase an aggregate of 45,000 shares of Common Stock, at an exercise price of $14.25 per share. Such grants were in consideration for services rendered, and in the case of the director to be rendered, to the Company.

            During the fourth quarter of 1997 the Company granted to one entity and its six designees four year warrants to purchase an aggregate of 37,500 shares of Common Stock, at an exercise price of $12.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

            During the fourth quarter of 1997 the Company granted five year warrants to its three executive officers to purchase an aggregate of 240,000 shares of Common Stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for services rendered to the Company. The exercise of such warrants is contingent upon the occurrence of certain events. One of the events occurred in February 1998 so that 55,000 of those warrants are now vested. The events that would cause the other 185,000 warrants to vest have not yet occurred.

            In addition, during the fourth quarter of 1997 the Company granted to two other persons five year warrants to purchase an aggregate of 11,000 shares of Common Stock at an exercise price of $14.25 per share. Such warrants were granted in consideration for services rendered to the Company by such two persons.

            On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock, purchased by them in private placements at prices of $9.00 or more per share, until January 20, 1997. All such warrants expire on January 18, 2000. At different times during the fourth quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 13,302 shares of Common Stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

            The grant, offer and sale of all of the securities listed above were sold without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act.

ITEM 6.     PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

            For the next twelve months the Company will continue to conduct the human clinical trials now being conducted and initiate additional human trials for additional applications of its Composite Cultured Skin, particularly for the treatment of venous and diabetic ulcers. To that end, the Company has recruited and intends to continue to recruit hospitals which will enroll the necessary patients. The Company is expanding its office and laboratory facilities to enable it to conduct additional research and development of its product, including research for cryo-preservation and expanded production.

CASH REQUIREMENTS

            The Company estimates that it has sufficient funds necessary to operate through approximately March 2000. In the last quarter of 1997 the Company received net proceeds of $10,168,756 as a result of the exercise of 1,073,780 of its publicly-traded Class A Warrants, which expired on December 31, 1997. The Company may have to secure additional funds prior to March 2000, particularly if it conducts clinical trials with larger patient pools than presently anticipated. The Company anticipates that after March 2000 it will have to secure additional funds to complete its human clinical trials, to secure FDA premarket approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities.

            See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

            The Company has spent $964,864 in 1996 and $1,178,836 in 1997, and an aggregate of approximately $4,533,252 from its inception through December 31, 1997, for human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospitals to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in 1998 in order to continue its human clinical trials now being conducted, to conduct human clinical trials for other applications of the Company's Composite Cultured Skin, continue its efforts to secure FDA premarket approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities.

            See "Forward Looking Information May Prove Inaccurate."

NUMBER OF EMPLOYEES

            The Company presently employs twenty-four people, including its three executive officers. In addition to its executive officers, the Company employs seventeen other persons in New York City. The Company employs four persons, two part-time (including Dr. Mark Eisenberg), to work in its laboratory in Sydney, Australia. The Company anticipates that it will employ fifteen more persons in 1998.

ITEM 7.     FINANCIAL STATEMENTS

            Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP, dated February 27, 1998.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.

DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of the Company are as follows:

Name                      Age      Position
----                      ---      --------

Steven Katz, Ph.D.         53      President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Dr. Mark Eisenberg         60      Senior Vice President, Research and
                                   Development and Director

Ron Lipstein               42      Secretary, Treasurer, Chief Financial
                                   Officer and Director

Alain M. Klapholz          41      Vice President, Operations and Director

Joseph Stechler            46      Director

Steven Lilien, Ph.D.       50      Director

            Steven Katz, a founder of the Company, has been a director of the Company since its inception in 1991 and was elected chairman of its Board of Directors in September, 1994. He has been employed by the Company since 1991. Dr. Katz has also been a professor of Economics and Finance at Bernard Baruch College in New York City since 1972. He has a Ph.D. in Finance and Statistics as well as an MBA and MS in Operations Research, both from New York University.

            Dr. Mark Eisenberg, a founder of the Company, has been a director and senior vice president of the Company since 1991. Dr. Eisenberg has also been a consultant to the Company since June 1991. See "Dr. Eisenberg Consulting Agreement". He has been a physician in private practice in Sydney, Australia, since 1967. He is a member and co-founder of the Dystrophic Epidermolysis Bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on EB disease and has published widely on this subject in medical journals.

            Ron Lipstein, a founder of the Company, has been the secretary and treasurer and a director of the Company since 1991. He has been employed by the Company since 1991. Mr. Lipstein is a certified public accountant.

            Alain M. Klapholz, a founder of the Company, has been a vice president and a director of the Company since 1991. He has been employed by the Company since September, 1991. Mr. Klapholz has an MBA from New York University. Until December 14, 1998, Patterson Travis, Inc. ("Patterson Travis"), the underwriter of the initial public offering of the Company's securities, has the right to designate a director who will replace Mr. Klapholz. Patterson Travis has not yet made such designation.

            Joseph Stechler has been a director of the Company since 1992. He has been president and CEO of Stechler & Company, an investment management firm, since 1986, and from 1990 to January 1997, he was the general partner of Old Ironsides Capital, L.P., an investment fund. Prior to 1986 he was a securities analyst with several investment firms. Mr. Stechler has a JD degree from Columbia University and an LLM degree in corporate law from New York University.

            Steven Lilien was elected a director of the Company on February 10, 1998. He has been chairman of the accounting department of Bernard Baruch College in New York City for the past eleven years.

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

SCIENTIFIC ADVISORY BOARD

            The Company has secured medical doctors expert in dermatology and surgery and an expert in the field of development of biomedical and other health care products, to serve on the Company's Scientific Advisory Board to advise the Company in the further development of its technology and to provide guidance for the Company's research strategy. The following persons are serving on the Company's Scientific Advisory Board:

            Dr. Richard Kronenthal--Chairman of the Company's Scientific Advisory Board. The Company retains Dr. Kronenthal as a consultant at a minimum annual fee of $60,000. As part of his consulting services, Dr. Kronenthal has taken the major responsibility in directing the Company's research and development efforts. Prior to 1989, Dr. Kronenthal was employed by Ethicon, Inc. ("Ethicon"), a division of Johnson and Johnson, for more than 30 years, the last four years as Ethicon's director of research and development. Prior to his retirement in 1989, Dr. Kronenthal was responsible for Ethicon's development of a variety of successful surgical products. During his more than thirty years with Ethicon, Dr. Kronenthal held increasingly responsible positions involving the worldwide commercialization of products derived from collagen, as well as synthetic absorbable and other materials. Since 1989, Dr. Kronenthal has been president of Kronenthal Associates, Inc., which provides technical and business consulting services for investors and companies in the health care field.

            Dr. Joseph McGuire -- Professor of Dermatology and Pediatrics at Stanford University School of Medicine.

            Dr. Andrew Salzberg -- of the Westchester Medical Center and Co-Director of its burn unit. Dr. Salzberg is a plastic surgeon with extensive experience in skin grafts.

            The Company compensates the members of its Scientific Advisory Board other than Dr. Kronenthal for their time and expenses only, with minimum payments of $5,000 per year to each member. The Company has granted to the following members of its Scientific Advisory Board warrants to purchase shares of the Company's Common Stock at exercise prices ranging from $9.425 to $10 per share: (i) to Dr. Salzberg, warrants expiring in August 1999 to purchase 2,660 shares,(ii) to Dr. McGuire, warrants expiring in April 2000 to purchase 2,000 shares and (iii) to Dr. Kronenthal, warrants expiring in March 2000 to purchase 2,000 shares. In addition, on April 1, 1996, the Company granted non-incentive stock options to Dr. Salzberg to purchase 10,000 shares, and to Dr. Kronenthal to purchase 7,500 shares, at an exercise price of $6.00 per share. Such options expire on April 1, 2001 and were granted for consulting services rendered by Drs. Salzberg and Kronenthal to the Company.

MEDICAL ADVISORY BOARD

            The Company has established a Medical Advisory Board to monitor the efficacy of the Company's programs and procedures for the screening and testing of potential pathogens and transmittable viruses in the Company's product. The following persons are serving on the Company's Medical Advisory Board:

            Dr. Aaron Glatt - Chief of Infectious Diseases at Catholic Medical Center in Flushing, New York.

            Dr. Andrew Salzberg - of the Westchester Medical Center and Co-Director of its burn unit and a plastic surgeon with extensive experience in skin grafting. Dr. Salzberg is also a member of the Company's Scientific Advisory Board.

            Dr. Alan Greenspan - a dermatologist in private practice in New York City.

            Dr. Suzanne Schwartz - employed by the Company as its medical director.

            Melvin Silberklang, Ph.D.- employed by the Company as Vice President of Research and Development.

            Nitya Ray, Ph.D. - employed by the Company as Director of Process Development.

            The Company compensates the three non-employee members of its Medical Advisory Board in the amount of $5,000 per annum.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            To the best of the Company's knowledge, Dr. Steven Katz and Messrs. Ron Lipstein and Alain Klapholz, each an executive officer and director of the Company, filed with the Securities and Exchange Commission one report on Form 4 during or for the fiscal year ended December 31, 1997, later than the time during which such report was required to be filed. Each such report was for the receipt of options under the Company's Employee Stock Option Plan. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed in the fiscal year ended December 31, 1997 were timely filed.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth the Company's executive compensation paid during the three fiscal years ended December 31, 1997, 1996 and 1995 for the Chief Executive Officer and the Company's four other most highly compensated employees whose cash compensation exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                                                          ----------------------
                                    ANNUAL COMPENSATION                                AWARDS                PAYOUTS
                                    -------------------                                ------                -------
(a)                      (b)            (c)                   (d)          (e)         (f)         (g)       (h)      (i)
                                                                                        RE-
                                                                          OTHER      STRICTED                PLAN     ALL
NAME AND                                                                  ANNUAL      STOCK                  PAY-     OTHER
PRINCIPAL                                SALARY               BONUS      COMPEN-      AWARDS     OPTIONS     OUTS     COMPEN
POSITION                YEAR               ($)                 ($)      SATION ($)      ($)        (#)        ($)     SATION($)
Steven Katz             1997            $130,000             $45,000      $8,400*                155,000
 Chief Executive        1996             162,451(1)                        8,100*                 50,000
 Officer and            1995              74,000(2)                        6,000*
 President

Ron Lipstein            1997            $115,000             $30,000      $8,400*                 80,000
 Secretary,             1996             135,861(1)                        8,100*                 25,000
 Treasurer and          1995              53,848(2)                        6,000*
 CFO

Alain Klapholz          1997            $115,000             $20,000                              40,000
 Vice President         1996             112,249(1)                        3,500*                 10,000
 and Director           1995              86,871(2)                        6,000*

Melvin Silberklang      1997            $104,000             $20,000                              15,000
 Vice President of      1996             104,000                                                   7,500
 Research and
 Development

----------------------

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

BOARD COMPENSATION

            During 1997, for services rendered and to be rendered by Mr. Joseph Stechler as a director of the Company, Mr. Stechler was granted the following options under the Company's Employee Stock Option Plan: for services rendered in 1997, a five-year option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $10.00 per share, and for services to be rendered in 1998 a five-year option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $14.25 per share. On February 10, 1998, upon his becoming a director of the Company and for his services as a director, Dr. Steven Lilien was granted a five-year option under the Company's Employee Stock Option Plan to purchase 3,000 shares of the Company's Common Stock at an exercise price of $12.00 per share.

                        OPTION GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain information regarding options (which include warrants) granted during the fiscal year ended December 31, 1997 by the Company to the Named Officers:

                                INDIVIDUAL GRANTS

                                    Percent of
                                    Total Options
                                    Granted to                      Exercise        Expira-
                        Options     Employees in                    or Base         tion
     Name               Granted     Fiscal Year        As To        Price           Date
     ----               -------     -----------        -----        -----           ----
                                                       15,000        $ 9.25        07/28/02
Steven Katz             155,000         45.6%         140,000        $12.00        12/01/02

                                                       10,000        $ 9.25        07/28/02
Ron Lipstein             80,000         23.5%          70,000        $12.00        12/01/02

                                                       10,000        $ 9.25        07/28/02
Alain Klapholz           40,000         11.8%          30,000        $12.00        12/01/02


Melvin                   15,000          4.4%          15,000        $14.25        12/02/02
  Silberklang

            The following table sets forth certain information regarding options (which include warrants) exercisable during 1997 and the value of the options held as of December 31, 1997 by the Named Officers. None of the Named Officers exercised any options in 1997.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUE

                                                                   Value of Unexercised
                       Number of Unexercised Options               In-the-Money Options
                            at Fiscal Year End                     at Fiscal Year End(1)
                       -----------------------------         ------------------------------------
      Name             Exercisable     Unexercisable         Exercisable            Unexercisable
      ----             -----------     -------------         -----------            -------------
Steven Katz               65,000          140,000             $315,345                $148,820

Ron Lipstein              35,000           70,000              174,705                 174,410

Alain Klapholz            20,000           30,000              87,760                   31,890

Melvin                     7,500           15,000              45,473                      (2)
Silberklang

----------------------

(1) The difference between (x) the product of the unexercised options and the exercise price of such options, less (y) the product of the unexercised options and $13.063 (the closing price of the Company's Common Stock on December 31, 1997, as listed on the Nasdaq SmallCap Market).

(2)         Such options were out-of-the-money as of December 31, 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 20, 1998 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                          Amount and
                                          Nature of                     Percentage of
Name and Address of                       Beneficial                  Outstanding Shares
Beneficial Owner *                        Ownership**                       Owned
-------------------                       -----------                 ------------------
Steven Katz                                 323,357(1)                       5.5%

Mark Eisenberg                              598,000                         10.4

Ron Lipstein                                332,606(2)                       5.7

Alain Klapholz                              333,607(3)                       5.8

Joseph Stechler                             927,066(4)                      15.1

Steven Lilien                                 3,000(5)                       ***

Soros Fund Management, LLC,                 823,800(6)                      14.3
 888 Seventh Ave., 33rd Fl.
 New York, NY 10106

Dawson-Samberg                              542,679(7)                       9.4
  354 Pequot Avenue
  Southport, CT 06490

The Travelers Indemnity Company             307,692                          5.3
  One Tower Square
  Hartford, CT 06183

All officers and directors as a
  group (six persons)                     2,517,836(1)(2)(3)(4)(5)           9.9%

-----------

* The addresses of all of the persons in the foregoing table, unless otherwise indicated, are at the Company's offices, 3960 Broadway, New York, NY 10032.

** The number of Shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or

                                         (footnotes continued on following page)
            shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after March 20, 1997. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***         Less than one percent.

(1) Includes 95,000 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

(2)         Includes 36,000 shares owned by Mr. Lipstein's children. Mr.
            Lipstein disclaims any beneficial interest in such 36,000 shares. Also includes 45,000 shares issuable to Mr. Lipstein upon his exercise of outstanding options and warrants.

(3) Includes 36,000 shares owned by Mr. Klapholz' children. Mr. Klapholz disclaims any beneficial interest in such 36,000 shares. Also includes 35,000 shares issuable to Mr. Klapholz upon his exercise of outstanding options and warrants.

(4) Includes shares owned by Stechler & Company. Also includes 366,636 shares to be issued by the Company to Mr. Stechler or Stechler & Company upon their exercise of outstanding warrants and options, 79,206 of which are exercisable at $1.00 per share and expire January 19, 2000, and the remainder of which are exercisable at prices ranging from $7.87 to $15.00 per share and expiring from December 31, 1998 (as to 86,930 warrants) to December 1, 2002. Does not include 911,500 shares held in investment accounts for clients of Stechler & Company. Stechler & Company's investment power over such investment accounts may be terminated at any time by such clients.

(5)         Consists of options granted under the Company's Stock Option Plan.

(6) Includes 823,800 shares of Common Stock held for the account of Quasar International Partners, C.V. ("Quasar"). Soros Fund Management LLC ("SFM LLC") serves as principal investment manager to Quasar and as such, has been granted investment discretion over such shares of Common Stock. Stechler & Company currently exercises investment discretion over the 823,800 shares of Common Stock held for the account of Quasar pursuant to an investment advisory contract entered into with SFM LLC, which is terminable within sixty days.

(7) Shares held by two investment funds. The Company believes that Dawson-Samberg has sole or shared investment and/or voting power for these shares. Includes 31,153 shares issuable upon exercise of outstanding warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PLACEMENT AGENTS

            In November 1996, the Company completed a private placement of its securities (the "1996 Private Placement"). The offer and sale of the shares in the 1996 Private Placement was made by the Company, acting through its officers and directors, and certain placement agents, one of which was Joseph Stechler. Mr. Stechler is a director of the Company. The Company paid each placement agent, including Mr. Stechler, cash commissions of 7% of the purchase price for each share sold in the 1996 Private Placement by such person and, in addition to such cash commissions, granted five year warrants to such placement agent to purchase such number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold by such Placement Agent, exercisable at prices equal to 120% of the prices paid for such shares (the "1996 Private Placement Warrants"). As compensation for his services as a placement agent in connection with the 1996 Private Placement, Mr. Stechler received approximately $140,000 as cash compensation and 30,500 1996 Private Placement Warrants. None of the Company's other directors received any compensation in connection with the 1996 Private Placement.

LICENSE AND CONSULTING AGREEMENTS

            See "Business -- Patents and Proprietary Rights" for a description of the license agreement between Dr. Mark Eisenberg and the Company for use of the technology used to produce the Company's Composite Cultured Skin. See also "Eisenberg Consulting Agreement."

LOAN REPAYMENTS

            In January 1996, from the net proceeds received by the Company from the initial public offering of its securities, $319,500 was used to repay loans made to the Company from June through November 1, 1995 by Dr. Steven Katz ($196,500), by Dollspart Supply Co., Inc., which is wholly owned by Mr. Ron Lipstein ($50,000), and by Mr. Judah Wernick ($73,000), who is affiliated with the underwriter of such initial public offering. Mr. Wernick was paid interest at the rate of 12% per annum on his loan. The loans from Dr. Katz and Dollspart Supply were non interest bearing.

EXTENSION OF EXPIRATION DATE OF CLASS A WARRANTS

            On July 1, 1997, the Company's Board of Directors extended the expiration date of the Company's publicly traded Class A Warrants from July 19, 1997 to November 3, 1997, and on October 29, 1997, the Board of Directors again extended the expiration date of such

Class A Warrants to December 31, 1997. Mr. Joseph Stechler, a director of the Company, was an owner of Class A Warrants.

            In consideration for services rendered by him as a director of the Company in the five year period from 1992 to 1996 for which he never received compensation, the Company extended by one year to December 31, 1998 the expiration date of warrants owned by Mr. Stechler to purchase an aggregate of 86,930 shares, exercisable at $9.425 per share.

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

  3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

  3.2                  Original Certificate of Incorporation (1)

  3.3                  By-Laws (1)

  4.1                  Form of Certificate evidencing shares of Common
                       Stock (1)

  4.2                  Form of Underwriter's Option (1)

  4.3 Form of Warrant Agreement for the publicly held Class B Common Stock Purchase Warrants(1)

  4.4 Form of Certificate for public Class B Warrants filed as Exhibit B to Exhibit 4.3 (1)

  10.1 License Agreement dated as of June 7, 1991, by and between the Company and Dr. Mark Eisenberg (1)

  10.2 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

  10.3                 Modification of Exhibit 10.1 (1)

  10.4 Lease with Columbia University dated March 14, 1996, for space in 3960 Broadway, New York, New York(2)

  27*                  Financial Data Schedule

  99                   FDA approval for human clinical trials (1)

--------------

*           Filed herewith

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33- 96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-KSB, and incorporated herein by reference.

b.          REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       Registrant:

                                       ORTEC INTERNATIONAL, INC.

                                       By:  /s/ Steven Katz
                                            -------------------------
                                            Steven Katz, Ph.D.
                                            President and Chief
                                            Executive Officer

Dated:  March 31, 1998

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                    TITLE                                DATE
   ---------                    -----                                ----

/s/ Steven Katz           President, Chief Executive            March 31, 1998
----------------------    Officer and Director (Principal
Steven Katz, Ph.D.        Executive Officer)


----------------------    Senior Vice President, Research
Dr. Mark Eisenberg        and Development and Director

/s/ Ron Lipstein          Chief Financial Officer, Secretary,   March 31, 1998
----------------------     Treasurer and Director (Principal
Ron Lipstein               Financial and Accounting Officer)


/s/ Alain M. Klapholz     Vice President, Operations            March 31, 1998
----------------------    and Director
Alain M. Klapholz

/s/ Joseph Stechler       Director                              March 31, 1998
----------------------
Joseph Stechler

                          Director
----------------------
Steven Lilien

                            Ortec International, Inc.
                        (a development stage enterprise)



                          INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----

Report of Independent Certified Public Accountants                                                          F-2


Financial Statements

       Balance Sheets as of December 31, 1997 and 1996                                                      F-3

       Statements of Operations for the years ended December 31, 1997 and 1996, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1997                                                                                 F-5

       Statement of Shareholders' Equity for the cumulative
          period from March 12, 1991 (inception) to
          December 31, 1997                                                                                 F-6

       Statements of Cash Flows for the years ended December 31, 1997 and 1996, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1997                                                                                 F-9

       Notes to Financial Statements                                                                        F-11 - F-35

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    ORTEC INTERNATIONAL, INC.


We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended and for the period from March 12, 1991 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 12, 1991 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

New York, New York
February 27, 1998

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,


                                   ASSETS                           1997                1996
                                                                ------------        ------------
CURRENT ASSETS
    Cash and cash equivalents                                   $  9,532,257        $  7,453,229
    Cash held at transfer agent                                    2,418,436
    Marketable securities                                          1,584,035
    Prepaid expenses                                                                       7,616
    Other current assets                                               7,075               1,958
                                                                ------------        ------------

           Total current assets                                   13,541,803           7,462,803



PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                             602,697             578,530
    Office furniture and equipment                                   323,871             170,830
    Leasehold improvements                                           675,906             462,995
                                                                ------------        ------------

                                                                   1,602,474           1,212,355
    Less accumulated depreciation and amortization                  (606,243)           (321,646)
                                                                ------------        ------------

                                                                     996,231             890,709


OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $31,047 in 1997 and $1,210 in 1996            406,166             409,147
    Deposits and other assets                                         54,214              29,266
                                                                ------------        ------------

                                                                $ 14,998,414        $  8,791,925
                                                                ============        ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (CONTINUED)

                                  December 31,


                              LIABILITIES AND
                            SHAREHOLDERS' EQUITY                    1997                1996
                                                                ------------        ------------

CURRENT LIABILITIES
    Accounts payable and accrued expenses                       $    183,270        $    459,386
    Accrued compensation                                             101,553              39,658
    Accrued professional fees                                        109,717              64,662
    Accrued interest                                                  57,903               6,691
    Capital lease obligation - current                                43,102               5,738
    Loan payable - current                                            63,547              38,018
                                                                ------------        ------------

           Total current liabilities                                 559,092             614,153


LONG-TERM LIABILITIES
    Capital lease obligation - noncurrent                             34,608               9,846
    Loan payable - noncurrent                                        688,096             450,928
                                                                ------------        ------------

           Total long-term liabilities                               722,704             460,774



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; authorized,
       10,000,000 shares; issued and outstanding,
       5,760,734 shares at December 31, 1997 and
       4,601,963 shares at December 31, 1996                           5,761               4,602
    Additional paid-in capital                                    26,397,307          15,573,183
    Deficit accumulated during the development
       stage                                                     (12,686,450)         (7,860,787)
                                                                ------------        ------------

                                                                  13,716,618           7,716,998
                                                                ------------        ------------

                                                                $ 14,998,414        $  8,791,925
                                                                ============        ============


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS



                                                                                         CUMULATIVE
                                                                                            FROM
                                                                                          MARCH 12,
                                                                                            1991
                                                    Year ended December 31,            (INCEPTION) TO
                                                -------------------------------         DECEMBER 31,
                                                    1997                1996                1997
                                                ------------        ------------        ------------

Revenue
    Interest income                             $    291,602        $    171,057        $    529,817
                                                ------------        ------------        ------------

Expenses
    Research and development                       1,178,836             964,864           4,533,252
    Rent                                             166,498              85,076             329,447
    Consulting                                       474,908             261,633           1,232,304
    Personnel                                      1,901,409             730,357           3,776,807
    General and administrative                     1,320,488             727,192           3,154,860
    Interest and other expense                        75,126              51,703             189,597
                                                ------------        ------------        ------------

                                                   5,117,265           2,820,825          13,216,267
                                                ------------        ------------        ------------

       Net loss                                 $ (4,825,663)       $ (2,649,768)       $(12,686,450)
                                                ============        ============        ============

Net loss per share of common stock
    Basic and diluted                           $      (1.01)       $       (.64)       $      (4.44)
                                                ============        ============        ============

Weighted average common stock outstanding
    Basic and diluted                              4,782,239           4,110,507           2,857,126
                                                ============        ============        ============


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                        STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                                      Deficit
                                                                                                    accumulated
                                                              Common stock            Additional     during the        Total
                                                        ------------------------        paid-in     development     shareholders'
                                                           Shares       Amount          capital        stage           equity
                                                        -----------   ----------     -----------    ----------     --------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                               1,553,820    $   1,554     $      (684)                    $    870
   First private placement ($.30 cash per share)            217,440          217          64,783                       65,000
   The Director ($1.15 and $5.30 cash per share)            149,020          149         249,851                      250,000
   Second private placement ($9.425 cash per share)          53,020           53         499,947                      500,000
   Share issuance expenses                                                               (21,118)                     (21,118)
   Net loss                                                                                         $ (281,644)      (281,644)
                                                        -----------   ----------     -----------    ----------       ---------

Balance at December 31, 1991                              1,973,300        1,973         792,779      (281,644)        513,108

Issuance of stock
   Second private placement ($9.425 cash per share)          49,320           49         465,424                       465,473
   Stock purchase agreement with the Director ($9.425
     cash per share)                                         31,820           32         299,966                       299,998
   Share issuance expenses                                                               (35,477)                      (35,477)
   Net loss                                                                                           (785,941)       (785,941)
                                                        -----------   ----------     -----------    ----------       ---------

Balance at December 31, 1992 (carried forward)            2,054,440        2,054       1,522,692    (1,067,585)        457,161

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)



                                                                                                      Deficit
                                                                                                    accumulated
                                                             Common stock              Additional    during the          Total
                                                      ---------------------------       paid-in      development      shareholders'
                                                          Shares        Amount          capital         stage            equity
                                                      -----------     -----------     -----------   ------------      ------------

        (brought forward)                               2,054,440     $     2,054     $ 1,522,692    $(1,067,585)     $   457,161
Issuance of stock
   Third private placement ($10.00 cash per share)        132,150             132       1,321,368                       1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)             111,111             111         999,888                         999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                               21,220              21         199,979                         200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                                 600               1           5,999                           6,000
   Share issuance expenses                                                               (230,207)                       (230,207)
   Net loss                                                                                           (1,445,624)      (1,445,624)
                                                      -----------     -----------     -----------    -----------      -----------
Balance at December 31, 1993                            2,319,521           2,319       3,819,719     (2,513,209)       1,308,829
Issuance of stock
   Fourth private placement ($10.00 cash per share)        39,451              40         397,672                         397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)             50,000              50         499,950                         500,000
   Share issuance expenses                                                                 (8,697)                         (8,697)
   Net loss                                                                                           (1,675,087)      (1,675,087)
                                                      -----------     -----------     -----------    -----------      -----------
Balance at December 31, 1994                            2,408,972           2,409       4,708,644     (4,188,296)         522,757
Rent forgiveness                                                                           40,740                          40,740
Net loss                                                                                              (1,022,723)      (1,022,723)
                                                      -----------     -----------     -----------    -----------      -----------
Balance at December 31, 1995 (carried forward)          2,408,972           2,409       4,749,384     (5,211,019)        (459,226)

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)




                                                                                                       Deficit
                                                                                                     accumulated
                                                          Common stock              Additional        during the        Total
                                                 ----------------------------         paid-in        development     shareholders'
                                                      Shares         Amount           capital           stage            equity
                                                 ------------    ------------      ------------     ------------     ------------

          (brought forward)                         2,408,972    $      2,409      $  4,749,384     $ (5,211,019)    $   (459,226)

Initial public offering                             1,200,000           1,200         5,998,800                         6,000,000
Exercise of warrants                                   33,885              34            33,851                            33,885
Fifth private placement ($6.49 cash per share)        959,106             959         6,219,838                         6,220,797
Share issuance costs                                                                 (1,580,690)                       (1,580,690)
Stock options issued for services                                                       152,000                           152,000
Net loss                                                                                              (2,649,768)      (2,649,768)
                                                 ------------    ------------      ------------     ------------     ------------

Balance at December 31, 1996                        4,601,963           4,602        15,573,183       (7,860,787)       7,716,998

Exercise of warrants                                1,158,771           1,159        10,821,632                        10,822,791
Share issuance costs                                                                   (657,508)                         (657,508)
Stock options and warrants issued for services                                          660,000                           660,000
Net loss                                                                                              (4,825,663)      (4,825,663)
                                                 ------------    ------------      ------------     ------------     ------------

Balance at December 31, 1997                        5,760,734    $      5,761      $ 26,397,307     $(12,686,450)    $ 13,716,618
                                                 ============    ============      ============     ============     ============


The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS






                                                                                                      CUMULATIVE
                                                                                                         FROM
                                                                                                       MARCH 12,
                                                                                                         1991
                                                                   Year ended December 31,          (INCEPTION) TO
                                                             --------------------------------         DECEMBER 31,
                                                                  1997                1996                1997
                                                             ------------        ------------        ------------
Cash flows from operating activities
   Net loss                                                  $ (4,825,663)       $ (2,649,768)       $(12,686,450)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Deferred occupancy costs                                                        (1,327)
       Depreciation and amortization                              314,433             152,290             647,527
       Unrealized (gain) loss on marketable securities            (55,800)                                 11,404
       Realized loss on marketable securities                                                               5,250
       Non-cash stock compensation and interest                   660,000             152,000             812,000
       Purchases of marketable securities                      (1,528,235)                             (1,528,235)
       (Increase) decrease in assets
         Prepaid expenses                                           7,616              (7,616)
         Other current assets                                      (5,117)             (1,901)             (7,075)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities                (110,356)            133,715             540,270
                                                             ------------        ------------        ------------

       Net cash used in operating activities                   (5,543,122)         (2,222,607)        (12,205,309)
                                                             ------------        ------------        ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
       capital leases                                            (303,053)           (884,093)         (1,515,408)
   Payments for patent applications                               (26,856)            (40,757)           (437,213)
   Organization costs                                                                                     (10,238)
   Deposits                                                       (22,965)            (25,210)            (52,231)
   Purchases of marketable securities                                                                    (594,986)
   Sale of marketable securities                                                                          522,532
                                                             ------------        ------------        ------------

       Net cash used in investing activities                     (352,874)           (950,060)         (2,087,544)
                                                             ------------        ------------        ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (CONTINUED)






                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                  MARCH 12,
                                                                                                     1991
                                                              Year ended December 31,           (INCEPTION) TO
                                                         --------------------------------         DECEMBER 31,
                                                             1997                1996                1997
                                                         ------------        ------------        ------------

Cash flows from financing activities
    Proceeds from issuance of notes payable                                                      $    515,500
    Proceeds from issuance of common stock               $  8,404,355        $ 12,254,682          25,659,590
    Share issuance expenses                                  (657,508)         (1,580,690)         (2,527,697)
    Proceeds from issuance of loans payable                   325,850             500,000             825,850
    Repayment of capital lease obligations                    (24,940)             (4,554)            (29,494)
    Repayment of loan payable                                 (72,733)            (30,406)           (103,139)
    Repayment of notes payable                                                   (515,500)           (515,500)
                                                         ------------        ------------        ------------

       Net cash provided by financing activities            7,975,024          10,623,532          23,825,110
                                                         ------------        ------------        ------------

       NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                  2,079,028           7,450,865           9,532,257

Cash and cash equivalents at beginning of period            7,453,229               2,364                  --
                                                         ------------        ------------        ------------

Cash and cash equivalents at end of period               $  9,532,257        $  7,453,229        $  9,532,257
                                                         ============        ============        ============


Supplemental disclosures of cash flow information:
   Noncash financing activities
     Capital lease obligations                           $    100,367        $     18,536        $    118,903
     Deferred offering costs included in
       accrued professional fees                                                                      314,697
     Forgiveness of rent payable                                                                       40,740

   Cash paid for interest                                      47,884              14,792              62,676
   Cash paid for income taxes                                  20,529               1,120              21,649


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



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

                           December 31, 1997 and 1996



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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Research and Development Costs

         All research and development costs, including payments related to licensing agreements on products under development and research consulting agreements, are expensed when incurred.

     2.  Depreciation and Amortization

         Property and equipment are carried at cost, less any grants received for construction. In 1996, the Company received a $400,000 grant toward the construction of its new laboratory and office facilities (see Note
         I). No grant was received in 1997.

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

                           December 31, 1997 and 1996



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

     4.  Foreign Currency Translation

         The Company conducts research and development at its laboratory in Sydney, Australia. However, because all Australian expenditures are funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are translated using the exchange rate in effect at the balance sheet date, and income and expense accounts are translated at the average rate in effect during the year. Unrealized gains and losses arising from the translation of foreign currency are included in the results of operations for all periods presented. Noncurrent assets are translated at historical rates.

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

                           December 31, 1997 and 1996



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

     7.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The market value of the cash equivalents approximates cost.

     8.  Certain Reclassifications

         Certain reclassifications have been made to prior year's financial statements in order to conform to the December 31, 1997 presentation.

     9.  Net Loss Per Share

         Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE B (CONTINUED)

         As of December 31, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

         Options and warrants to purchase shares of common stock of 276,000 and 917,886, respectively, remain outstanding at December 31, 1997, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. See Notes G and H.

    10.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1997.

    11.  Marketable Securities

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), on January 1, 1994. Investments pursuant to SFAS No. 115 are classified in three categories. Those securities classified as "trading" or "available for sale" are reported at fair value. Debt securities classified as "held to maturity" are reported at amortized cost. At December 31, 1997, marketable securities consist primarily of investments in United States Treasury Bills and FNMA Treasury Notes and are classified as "trading."

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE C - CONCENTRATION OF CREDIT RISK

     The Company maintains cash and cash equivalent balances and marketable securities at three financial institutions located in New York City. The accounts are insured by the Securities Investors Protection Corporation up to $500,000 and the FDIC up to $100,000. Uninsured balances aggregate to approximately $12,406,000 and $6,500,000 at December 31, 1997 and 1996,
     respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.


NOTE D - PATENTS

     Patent application costs are stated at cost less amortization computed by the straight-line method principally over 14 years. Accumulated amortization related to the patent was approximately $31,000 and $1,200 at December 31, 1997 and 1996, respectively.

     There can be no assurance that such patent reissued may not be successfully challenged in court proceedings. Nor can there be any assurance that any patent will provide commercial benefits to the Company.


NOTE E - CAPITAL LEASE OBLIGATION

     The Company has entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 4.81% to 15.88%. The future minimum lease payments and the present value of the net minimum lease payments as of December 31, 1997 are as follows:

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE E (CONTINUED)

Year ending December 31,
      1998                                        $49,201
      1999                                         30,881
      2000                                          6,184
                                                  -------

Total minimum lease payments                       86,266
Less amount representing interest                   8,556
                                                  -------
Present value of net minimum lease payments       $77,710
                                                  =======

Current portion                                   $43,102
Noncurrent portion                                 34,608
                                                  -------
                                                  $77,710
                                                  =======

     The Company has recorded $118,903 and $18,536 in equipment purchased under capital lease and $35,792 and $3,604 in accumulated amortization as of December 31, 1997 and 1996, respectively.


NOTE F - LOAN PAYABLE

     During 1996, the Company obtained a loan from the landlord of its new laboratory for the construction of, and equipment for, the leased facility. During 1997, the Company modified the terms of the loan as a result of increased build-out costs incurred in the construction of the facility. An adjustment has been made in 1997 to record additional interest and principal. The adjusted loan payments are due in monthly installments of $10,103 through July 2006, with interest payable monthly at the effective rate of 7.98%.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE F (CONTINUED)

     Minimum payments to be made under the terms of the loan are as follows:

        Year ending December 31,
            1998                                                       $  121,237
            1999                                                          121,237
            2000                                                          121,237
            2001                                                          121,237
            2002                                                          121,237
            2003 and thereafter                                           434,438
                                                                       ----------

                                                                        1,040,623
        Less amount representing interest                                 288,980
                                                                       ----------
        Net present value of future loan payments at 7.98%             $  751,643
                                                                       ==========

        Current portion                                                $   63,547
        Noncurrent portion                                                688,096
                                                                       ----------
                                                                       $  751,643
                                                                       ==========


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

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

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

     The "Other Founders" initially owned all of the stock of the Skin Group (953,820 shares). In March 1991, the Skin Group issued, in a private placement, 217,440 shares for $65,000. In June and October 1991, the Skin Group issued 130,160 and 18,860 shares, to a director of the Company (the "Director") for $150,000 and $100,000, respectively. Commencing in November 1991, the Skin Group issued 79,480 shares under a second private placement for $750,006 (including 26,460 shares during the year ended December 31, 1992). On July 27, 1992, the Skin Group was merged with and into Ortec.

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

     Further, in connection with the Director's purchase of the 53,040 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 74,000 Ortec shares, at a price of $5 per share. In 1993, the Director exercised such option in part, and purchased 49,000 shares from the Other Founders at the option price of $5 per share. The remaining balance of such options expired April 15, 1994.

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

     Pursuant to a Stock Purchase Agreement dated July 22, 1994, between Ortec and Home Insurance, the Company sold to Home Insurance 50,000 shares of common stock for an aggregate purchase price of

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

     $500,000, or $10 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 10,000 shares of common stock at $12 per share, which expired on July 21, 1997.

     On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units for aggregate proceeds of $6,000,000. Each unit consists of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, expiring July 1997, and one Class B warrant to purchase one share of common stock at $15, expiring January 1999. The Class A and B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined. In July 1997, the Company extended the expiration date of the 1,200,000 Class A warrants to November 3, 1997. In October 1997, 297,425 Class A warrants were exercised, and the Company extended the expiration date of the remaining Class A warrants to December 31, 1997. On December 31, 1997, additional Class A warrants were exercised. The
     Company received gross proceeds of approximately $10,823,000 and net proceeds of approximately $10,165,000 as a result of the exercise of the Class A warrants and other warrants in 1997.

     In November 1996, the Company completed a private placement of its securities from which it received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). The Company sold 959,106 shares of common stock in such private placement at average prices of $6.49 per share. In addition, the Company granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agents, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers' request, the Company registered all 959,106 shares.

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

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

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

     During the third quarter of 1997, the Company granted to one person and its seven designees four-year warrants to purchase an aggregate of 37,500 shares of common stock, at an exercise price of $12.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

     During the fourth quarter of 1997, the Company granted to one person and its six designees four-year warrants to purchase an aggregate of 37,500 shares of common stock, at an exercise price of $12.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

     During the third quarter of 1997, the Company granted to one person a one-year warrant to purchase an aggregate of 625 shares of common stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for consulting services rendered to the Company.

     The Company recorded consulting expense of approximately $120,000 as a result of these grants during the year ended December 31, 1997.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

     During the fourth quarter of 1997, the Company granted five-year warrants to its three executive officers to purchase an aggregate of 240,000 shares of common stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for services rendered to the Company. The exercise of such warrants is contingent upon the occurrence of certain events, which were considered probable at December 31, 1997. One of the events occurred in February 1998 so that 55,000 of those warrants are now vested. As a result, the Company recorded compensation expense of approximately $80,000 in December 1997.

     In consideration for services rendered by him as a director of the Company in the five-year period from 1992 to 1996 for which he never received compensation, the Company extended by one year to December 31, 1998 the expiration date of warrants owned by a director to purchase an aggregate of 86,930 shares, exercisable at $9.425 per share. As a result, the Company recorded compensation expense of approximately $420,000, during the fourth quarter of 1997.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE G (CONTINUED)

     The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 1997 (excluding the Class A and B warrants which were issued during the IPO):

                                                         Price
                                                         range          Shares
                                                      -----------     ---------
March 12, 1991 (inception) to December 31, 1991
    Granted                                           $     9.425         7,360
                                                                       --------

Balance, December 31, 1991                                  9.425         7,360
    Granted                                                 9.425        55,080
                                                                       --------

Balance, December 31, 1992                                  9.425        62,440
    Granted                                           9.425 - 12.00      48,230
                                                                       --------

Balance, December 31, 1993                            9.425 - 12.00     110,670
    Granted                                                12.00         10,000
                                                                       --------

Balance, December 31, 1994                            9.425 - 12.00     120,670
    Granted                                                10.00          4,000
    Expired                                                 9.425        (2,680)
                                                                       --------

Balance, December 31, 1995                            9.425 - 12.00     121,990
    Granted                                           1.00 - 10.00      511,606
    Exercised                                               1.00        (33,885)
    Expired                                                12.00         (2,450)
                                                                       --------

Balance, December 31, 1996                            1.00 - 12.00      597,261
    Granted                                           12.00 - 14.25     330,625
    Expired                                                12.00        (10,000)
                                                                       --------

BALANCE, DECEMBER 31, 1997                            $1.00 - 14.25     917,886
                                                                       ========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE H - STOCK OPTIONS AND WARRANTS

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

     The following table summarizes the stock option activity for the years ended December 31, 1997 and 1996:

                                                             Weighted
                                                             average
                                                             exercise
                                                Number         price
                                               -------        ------
Granted - adoption of stock option plan        156,000        $ 7.08
                                               -------

Balance, December 31, 1996                     156,000          7.08

Granted                                        123,000         11.94
Forfeited, expired                              (3,000)         6.63
                                               -------

BALANCE, DECEMBER 31, 1997                     276,000          9.25
                                               =======

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE H (CONTINUED)

     As of December 31, 1997, options outstanding for 207,000 shares were exercisable at the weighted-average exercise price of $6.10, and the weighted remaining contractual life was four years. The exercise price for all stock options awarded has been determined by the Board of Directors of the Company. All options awarded in 1996 become exercisable on the grant date.

     The following table summarizes option data as of December 31, 1997:

                                                             Weighted
                                                              average          Weighted                          Weighted
                                                             remaining          average                           average
             Range of                        Number         contractual        exercise          Number          exercise
        exercise prices                    outstanding         life              price         exercisable         price
        ---------------                    -----------      -----------        --------        -----------       ---------

        $6.25 to $  7.38                    118,000            3.37           $  6.83            115,500           $6.81
        $8.50 to $10.00                     113,000            4.68              9.80             91,500            5.20
        $14.00                               45,000            4.92             14.25
                                            -------                                              -------

                                            276,000            4.16              9.25            207,000            6.10
                                            =======                                              =======

     As described in Note G, the Company granted warrants to purchase an aggregate 240,000 shares to three executive officers and extended the expiration date of warrants owned by a director to purchase an aggregate of 86,930 shares.

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE H (CONTINUED)

     The Company continues to follow Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the statement of operations for its employee stock option plan; however, the Company did recognize approximately $500,000 in corporate expense for warrants which were granted in 1997.

     The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to nonemployees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during 1997. The following assumptions were made in estimating fair value.

Risk-free interest rate        6.0%
Expected option life           2.5 years
Expected volatility             40%

     Had compensation cost been determined under SFAS No. 123 for the year ended December 31, 1997, net loss and loss per share would have been increased as follows:

Net loss
    As reported                                    $  (4,825,663)
    Pro forma for stock options and warrants          (5,196,174)

Net loss per share
    As reported                                    $       (1.01)
    Pro forma for stock options and warrants               (1.09)

     During the initial phase-in period of SFAS No. 123, such compensation expense may not be representative of the future effect of applying this statement.

                           Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE I - COMMITMENTS AND CONTINGENCIES

     Agreement With Dr. Eisenberg

     Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined, of not less than $3,000. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. To date, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 1997 and 1996, Dr. Eisenberg earned approximately $78,000 for consulting services and approximately $459,000 for the period from inception to December 31, 1997, which is included in research and development expense. Included in accrued professional fees at December 31, 1997 and 1996 are $37,494 and $45,328, respectively, representing unpaid consulting fees to Dr. Eisenberg.

     Manufacturing Agreements

     In October 1991, the Company entered into an agreement with Cornell University Medical College ("Cornell"), a medical institution in New York City, for Cornell to produce and supply the Company, on an exclusive basis and using Dr. Eisenberg's technology, all of the cultured skin equivalent necessary for the Company's use in human clinical tests in the United States. Fees earned by Cornell amounted to approximately $1,145,000 for the period from inception to December 31, 1996. The Cornell arrangement was terminated by December 31, 1996.

     The cultured skin equivalent to be used in human clinical tests in Australia is produced in the Company's laboratory in Sydney, Australia.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE I (CONTINUED)

     In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company has agreed to contribute $40,000 of the $100,000 cost of such research. The Company will pay such $40,000 in quarterly payments of $10,000 each. The $10,000 payment for the first quarter has already been paid by the Company.

     FDA Consultant

     The Company retains Oxford Research International Corp. ("Oxford") to assist it in the FDA approval process, including the preparation of applications and related documentation and monitoring of all phases of the clinical trials. The agreement has a term of one year and is automatically renewable for additional one-year periods subject to termination at will. Fees payable to Oxford are based on Oxford's per diem charge. For the years ended December 31, 1997 and 1996, the Company has paid Oxford $115,000 and $61,000, respectively.

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

                           December 31, 1997 and 1996



NOTE I (CONTINUED)

     rental commitment with provision to increase the rent by a percentage fixed by the agreement. Also, the Company is liable for operating expenses as defined. The future minimum rental commitments under this lease are as follows:

              Year ending December 31,
                  1998                                                 $33,000
                  1999                                                  33,000
                  2000                                                  13,750
                                                                        ------

                                                                       $79,750
                                                                       =======

     During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

     Total rent expense under the lease for the years ended December 31, 1997 and 1996, was approximately $37,000 and $31,000, respectively.

     In March 1996, the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. Annual aggregate lease payments approximate $130,000. The Company also granted Columbia a warrant expiring March 2001 to purchase 5,000 shares of common stock at an exercise price of $10 per share. The Company will use its new laboratory to produce its Composite Cultured Skin for use in the remaining FDA-approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company expects at a later date to further equip its new laboratory for use as a pilot production facility for its Composite Cultured Skin.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE I (CONTINUED)

     The Company conducts a major portion of its operations at a leased facility in New York, New York. The lease term is five years, expiring in June 2001. The minimum rental payments due over the term of the lease at December 31, 1997 are as follows:

           Year ending December 31,
               1998                                                $211,841
               1999                                                 215,083
               2000                                                 221,731
               2001                                                 112,568
                                                                    -------

                                                                   $761,223
                                                                   ========

     Total rent expense under the lease for the years ended December 31, 1997 and 1996 was approximately $129,700 and $70,300, respectively.

     Contingencies

     A competitor has advised the Company of a potential patent infringement on at least one of its United States patents. Management believes, based on the advice of patent counsel, the Company has not infringed such patents.

     Approximately three years ago, the University of Minnesota advised the Company that it has a claim against the Company for $82,970 allegedly owed pursuant to a contract requiring the University of Minnesota to perform research for cryopreservation of the Company's product. The Company has denied any liability and, accordingly, no amounts relating to this matter have been provided for by the Company.

     Management does not believe that the resolution of the above matters will have a material adverse effect on the financial condition or results of operations of the Company.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996


NOTE I (CONTINUED)

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


NOTE J - OTHER RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1997 and 1996, the "Other Founders" were paid fees for services rendered of approximately $553,000 and $378,000, respectively (in the aggregate, approximately $1,911,000 for the period from inception to December 31, 1997). In addition, in 1996, $140,000 was paid to a director as cash compensation for services as placement agent in connection with the November 1996 private placement. Also, the director received 30,500 warrants (see Note G).

     In December 1997, the Company extended the expiration date on warrants to the director to purchase 86,930 shares, exercisable at $9.425 per share, resulting in compensation expense of approximately $420,000 (see Note G).

     The Company paid approximately $35,000 and $25,000 for the years ended December 31, 1997 and 1996, respectively, as fees for accounting services, to a stockholder (approximately $100,000 for the period from inception to December 31, 1997). Also during the year ended December 31, 1996, the Company repaid loans of approximately $247,000 from the net proceeds of the "IPO" to officers.

     Prior to June 1996, the Company's executive offices were located in office space leased by a company owned by an officer, founder and director of the Company on a rent-free basis.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE K - INCOME TAXES

     The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $3,413,000 for income tax purposes expiring through 2012. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time are subject to annual limitations pursuant to Internal Revenue Code Section
     382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

     For financial statement purposes, a valuation allowance of approximately $5,907,000 and $3,623,000 at December 31, 1997 and 1996, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

     Components of the Company's deferred tax asset are as follows:

                                                 December 31,
                                           1997               1996
                                       -----------        -----------

Net operating loss carryforwards       $ 1,570,000        $ 1,378,000
Deferral of start-up costs               4,337,000          2,245,000
                                       -----------        -----------

                                         5,907,000          3,623,000

Valuation allowance                     (5,907,000)        (3,623,000)
                                       -----------        -----------

Net deferred tax asset                 $        --        $        --
                                       ===========        ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE L - FOREIGN OPERATIONS

     The Company has a laboratory in Sydney, Australia. Summary financial information for assets and liabilities at December 31, 1997 and 1996, and expenses for the years ended December 31, 1997 and 1996 are as follows:

                    1997           1996
                  --------       --------

Assets            $ 23,000       $ 53,000
Liabilities          7,000          3,000
Expenses           232,000        180,000

     Expenses are net of foreign exchange losses of approximately $5,698 and $2,050 for the years ended December 31, 1997 and 1996, respectively.


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


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, marketable securities and loan payable.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996



NOTE N (CONTINUED)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

     Cash and Cash Equivalents

     The carrying value reasonably approximates fair value because of the short maturity of those instruments.

     Marketable Securities

     Marketable securities consist principally of investments in United States Treasury Bills and FNMA Treasury Notes. The fair values of these securities are based on quoted market prices.

     Loan Payable

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying value of the Company's loan payable approximates the fair value.


NOTE O - NEW ACCOUNTING PRONOUNCEMENTS

     In July 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 130, which must be adopted by the Company in fiscal year 1998, establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131, which must also be adopted by the Company in fiscal year 1998, changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that the adoption of these new standards is not likely to have a material impact on the Company's financial position or results of operations.