Form 10QSB
period 1998-03-31
ORTEC INTERNATIONAL INC
filed 1998-05-12
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

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

                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ___      ___

                                  -------------


The number of shares outstanding of the issuer's common stock is 5,864,991 (as of May 8, 1998).

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1998


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

Part II

         Item 1.           Legal Proceedings and Claims.              None

         Item 2.           Changes in Securities and Use              None
                           of Proceeds.

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

Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                               MARCH 31,           DECEMBER 31,
              ASSETS                             1998                  1997
              ------                           ---------           ------------
Current assets:
  Cash and cash equivalents                   $ 2,187,287          $11,950,693
  Marketable securities                        10,132,301            1,584,035
  Other current assets                              3,466                7,075
                                              -----------          -----------

Total current assets                           12,323,054           13,541,803
                                              -----------          -----------


Property and equipment, at cost:
  Laboratory equipment                            626,850              602,697
  Office furniture and equipment                  350,328              323,871
  Leasehold improvements                          687,906              675,906
                                              -----------          -----------
                                                1,665,084            1,602,474
  Accumulated depreciation and
   amortization                                   679,887              606,243
                                              -----------          -----------
                                                  985,197              996,231
                                              -----------          -----------
Other assets:
  Patent application costs, net of
   accumulated amortization of $38,602 at
   March 31, 1998 and $31,047 at
   December 31, 1997                              401,153              406,166
  Deposits and other assets                        72,694               54,214
                                              -----------          -----------
Total other assets                                473,847              460,380
                                              -----------          -----------
Total Assets                                  $13,782,098          $14,998,414
                                              ===========          ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                         1998          1997
                                                     -----------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                          $375,299       $452,443
  Capital lease obligations - current                     45,370         43,102
  Loan payable - current                                  75,135         63,547
                                                     -----------    -----------
Total current liabilities                                495,804        559,092
                                                     -----------    -----------
Long-term liabilities:
  Capital lease obligations - noncurrent                  23,114         34,608
  Loan payable - noncurrent                              671,403        688,096
                                                     -----------    -----------
Total long-term liabilities                              694,517        722,704
                                                     -----------    -----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   5,768,327 at March 31, 1998 and
   5,760,734 at December 31, 1997                          5,768          5,761
  Additional paid-in capital                          26,705,646     26,397,307
  Deficit accumulated during the
   development stage                                 (14,119,637)   (12,686,450)
                                                     -----------    -----------

Total shareholders' equity                            12,591,777     13,716,618
                                                     -----------    -----------

Total Liabilities and
  Shareholders' Equity                               $13,782,098    $14,998,414
                                                     ===========    ===========

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Cumulative from
                                        Quarter ended March 31,        March 12, 1991
                                        -----------------------       (inception) to
                                        1998               1997        March 31, 1998
                                        ----               ----       ----------------
Revenue
 Interest income                        $   167,893    $   83,861      $    697,710
                                        -----------    ----------       -----------
Expenses
 Research and development                   381,915       272,693         4,915,167
 Rent                                        40,165        51,365           369,612
 Consulting                                 105,763        62,143         1,338,067
 Personnel                                  756,152       293,451         4,532,959
 General and administrative                 300,071       270,910         3,454,931
 Interest and other expense                  17,014        12,180           206,611
                                        -----------    ----------       -----------
                                          1,601,080       962,742        14,817,347
                                        -----------    ----------       -----------
Net loss                                $(1,433,187)   $ (878,881)     $(14,119,637)
                                        -----------    ----------       -----------
Net loss per share                            $(.25)        $(.19)           $(4.77)
                                              -----         -----            ------
Weighted average common stock
 outstanding (basic and diluted)          5,766,005     4,604,644         2,959,792
                                        -----------    ----------       -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                      Deficit
                                                                                    accumulated
                                                                     Additional       in the
                                                Common Stock          Paid-in       development
                                             Shares       Amount      Capital          stage           Total
                                            ---------     ------     ----------     -----------     -----------
Issuance of stocks:
  Founders                                  1,553,820     $1,554     $     (684)                    $      870
  First private placement                     217,440        217         64,783                         65,000
  The Director                                149,020        149        249,851                        250,000
  Second private placement                     53,020         53        499,947                        500,000
  Share issuance expenses                                               (21,118)                       (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                                 $  (281,644)      (281,644)
                                            ---------     ------     ----------     -----------     ----------

Balance - December 31, 1991                 1,973,300      1,973        792,779        (281,644)       513,108

Issuance of stock:
  Second private placement                     49,320         49        465,424                        465,473
  Stock purchase agreement with
    The Director                               31,820         32        299,966                        299,998
  Share issuance expenses                                               (35,477)                       (35,477)
Net loss for the year ended
  December 31, 1992                                                                    (785,941)      (785,941)
                                            ---------     ------     ----------     -----------     ----------
Balance - December 31, 1992                 2,054,440      2,054      1,522,692      (1,067,585)       457,161

Issuance of stock:
  Third private placement                     132,150        132      1,321,368                      1,321,500
  Stock purchase agreement with
    Home Insurance Company                    111,111        111        999,888                        999,999
  Stock purchase agreement with
    The Director                               21,220         21        199,979                        200,000
  Shares issued in exchange
    for commissions earned                        600          1          5,999                          6,000
  Share issuance expenses                                              (230,207)                      (230,207)
Net loss for the year ended
  December 31, 1993                                                                  (1,445,624)    (1,445,624)
                                            ---------     ------     ----------     -----------     ----------
Balance - December 31, 1993                 2,319,521     $2,319     $3,819,719     $(2,513,209)    $1,308,829
                                            =========     ======     ==========     ===========     ==========

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                Deficit
                                                                               accumulated
                                       Common Stock             Additional       in the
                                   ---------------------         Paid-in       development
                                     Shares        Amount        Capital         stage              Total
                                   ----------      ------      -----------     -----------       -----------
  (brought forward)                 2,319,521      $2,319      $ 3,819,719     $(2,513,209)      $ 1,308,829

Issuance of stock:
 Fourth private placement              39,451          40          397,672                           397,712
 Stock purchase agreement with
  Home Insurance Company               50,000          50          499,950                           500,000
 Share issuance expenses                                            (8,697)                           (8,697)
Net loss for the year ended
 December 31, 1994                                                              (1,675,087)       (1,675,087)
                                    ---------      ------      -----------     -----------       -----------
Balance - December 31, 1994         2,408,972       2,409        4,708,644      (4,188,296)          522,757

Rent forgiveness                                                    40,740                            40,740
Net loss for the year ended
 December 31, 1995                                                              (1,022,723)       (1,022,723)
                                    ---------      ------      -----------     -----------       -----------
Balance - December 31, 1995         2,408,972       2,409        4,749,384      (5,211,019)         (459,226)

Initial public offering             1,200,000       1,200        5,998,800                         6,000,000
Exercise of warrants                   33,885          34           33,851                            33,885
Fifth private placement               959,106         959        6,219,838                         6,220,797
Share issuance expenses                                         (1,580,690)                       (1,580,690)
Non-cash stock compensation
 and interest                                                      152,000                           152,000
Net loss for the year ended
 December 31, 1996                                                              (2.649,768)       (2,649,768)
                                    ---------      ------      -----------     -----------       -----------
Balance - December 31, 1996         4,601,963      $4,602      $15,573,183     $(7,860,787)      $ 7,716,998
                                    =========      ======      ===========     ===========       ===========


See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Deficit
                                                                         accumulated
                                    Common Stock         Additional        in the
                                --------------------       Paid-in       development
                                  Shares      Amount       Capital           stage            Total
                                ---------     ------     -----------     ------------     -----------
(brought forward)               4,601,963     $4,602     $15,573,183     $ (7,860,787)    $ 7,716,998

Exercise of warrants            1,158,771      1,159      10,821,632                       10,822,791
Share issuance costs                                        (657,508)                        (657,508)
Stock options and warrants
  issued for services                                        660,000                          660,000
Net loss for the year ended
  December 31, 1997                                                        (4,825,663)     (4,825,663)
                                ---------     ------     -----------     ------------     -----------

Balance - December 31, 1997     5,760,734      5,761      26,397,307      (12,686,450)     13,716,618

Exercise of warrants                7,593          7          42,086                           42,093
Stock options and warrants
  issued for services                                        266,253                          266,253
Net loss for the quarter
  ended March 31, 1998                                                     (1,433,187)     (1,433,187)
                                ---------     ------     -----------     ------------     -----------
Balance - March 31, 1998        5,768,327     $5,768     $26,705,646     $(14,119,637)    $12,591,777
                                =========     ======     ===========     ============     ===========





See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Cumulative from
                                          Quarter ended March 31,       March 12, 1991
                                        -------------------------       (inception) to
                                            1998          1997          March 31, 1998
                                        ----------     ----------      ---------------
Cash flows from operating
  activities:
  Net loss                              $(1,433,187)      $(878,881)      $ (14,119,637)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:

    Depreciation and amortization            81,199          72,127             728,726
    Unrealized loss on marketable
      securities                                                                 11,404
    Realized loss on marketable
      securities                                                                  5,250
    Non-cash stock compensation and
      interest                              266,253                           1,078,253
    Changes in operating assets and
      liabilities
        Prepaid expenses                                      3,866
        Other current assets                  3,609              (1)             (3,466)
        Accounts payable and accrued
          liabilities                       (77,144)         19,540             463,126
                                         ----------        --------         -----------
Net cash used in operating activities    (1,159,270)       (783,349)        (11,836,344)
                                         ----------        --------         -----------
Cash flows from investing activities:
  Purchases of property and equipment,
     excluding capital leases               (62,610)       (130,214)         (1,578,018)
  Payments for patent application            (2,542)         (9,786)           (439,755)
  Organization costs                                                            (10,238)
  Deposits                                  (18,480)         (1,607)            (70,711)
  Purchases of marketable securities    (10,125,266)                        (12,248,487)
  Sales of marketable securities          1,577,000                           2,099,532
                                        -----------        --------        ------------
Net cash used in investing activities    (8,631,898)       (141,607)        (12,247,677)
                                        -----------        --------        ------------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Cumulative from
                                              Quarter ended March 31,      March 12, 1991
                                             ------------------------      (inception) to
                                                1998          1997         March 31, 1998
                                                ----          ----        ----------------
Cash flows from financing activities:

  Proceeds from issuance of notes payable                                    $   515,500
  Repayment of notes payable                                                    (515,500)
  Proceeds from issuance of common stock     $    42,093    $    4,077        28,120,119
  Share issuance expenses                                                     (2,527,697)
  Proceeds from issuance of loans payable                                        825,850
  Repayment of loans payable                      (5,105)      (11,351)         (108,244)
  Repayment of capital lease obligations          (9,226)       (1,131)          (38,720)
                                             -----------    ----------       -----------
Net cash provided by (used in)
  financing activities                            27,762        (8,405)       26,271,308
                                             -----------    ----------       -----------

Net increase (decrease) in cash
  and cash equivalents                        (9,763,406)     (933,361)        2,187,287

Cash and cash equivalents at
  beginning of period                         11,950,693     7,453,229
                                             -----------    ----------       -----------

Cash and cash equivalents at
  end of period                              $ 2,187,287    $6,519,868       $ 2,187,287
                                             -----------    ----------       -----------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of March 31, 1998 and the statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1998 and 1997 and for the period from March 12, 1991 (inception) to March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1997 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 1998 is not necessarily indicative of the operating results for the full year.


NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

         Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin for use in skin replacement procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April, 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec.


BASIS OF PRESENTATION

         The Company is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue.

Successful future operations depend upon the successful development and marketing of the Company's Composite Cultured Skin to be used in skin replacement procedures.

INITIAL PUBLIC OFFERING

         On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consisted of (i) one share of the Company's common stock, (ii) one Class A warrant to purchase one share of common stock at $10, originally scheduled to expire in July 1997 but extended on two separate occasions, to November 3, 1997 and then to December 31, 1997, by the Board of Directors of the Company and (iii) one Class B warrant to purchase one share of common stock at $15, expiring January 17, 1999. The Class B warrants will be redeemable by the Company at $.01 per warrant, if the market price of the Company's common stock equals or exceeds $10 for 10 consecutive trading days during a specified period, as defined. The Class A warrants expired December 31, 1997, by which time 1,083,780 of the 1,200,000 Class A warrants had been exercised by their holders.

         The IPO raised gross proceeds of $6,000,000, of which $800,000, $515,500 and approximately $341,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,343,500. The Company used the proceeds for research and development of its Composite Cultured Skin, performing human clinical trials and general corporate purposes.

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

         The Company has used and will use the net proceeds it has received in such private placement offering for continued research and development of its Composite Cultured Skin, performing human clinical trials and for general corporate purposes.

EXERCISE OF CLASS A WARRANTS

         During the last quarter of 1997, 1,083,780 (out of 1,200,000) of the Company's Class A Warrants were exercised. The Company issued an additional 1,083,780 shares of its common stock and received net proceeds of $10,168,756 which it plans to use for continued research and development, performing human clinical trials and for general corporate purposes.


ITEM 2.  PLAN OF OPERATION


OPERATIONS FOR THE NEXT TWELVE MONTHS

         For the next twelve months the Company will continue to conduct human clinical trials now being conducted and initiate additional human trials for additional applications of its Composite Cultured Skin, particularly for the treatment of venous and diabetic ulcers. To that end, the Company has recruited and intends to continue to recruit hospitals which will enroll the necessary patients. The Company is expanding its office and laboratory facilities to enable it to conduct additional research and development of its product, including facilities to enable it to conduct additional research and development of its products, including research for cyro-preservation and expanded production.

CASH REQUIREMENTS

         The Company estimates that it has sufficient funds necessary to operate through approximately March 2000. In the last quarter of 1997 the Company received net proceeds of $10,168,756 as a result of the exercise of 1,083,780 of its publicly-traded Class A Warrants, which expired on December 31, 1997. The Company may have to secure additional funds prior to March 2000, particularly if it conducts clinical trials with larger patient pools than presently anticipated, to complete its human clinical trials, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities.

         See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent $1,178,836 in 1997, and $381,915 in the first quarter of 1998, and an aggregate of approximately $4,915,167 from its inception through March 31, 1998, for human clinical trials and for research and development. That amount does not include the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospitals to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve month period ending March 31, 1999, in order to continue its human clinical trials now being conducted, to conduct human clinical trials for other applications of the Company's Composite Cultured Skin, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Compute Culture Skin in commercial quantities.

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

                                    PART II


ITEM 2.           CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         During the first quarter of 1998 the Company granted nine employees and one non-employee director five year options under its Employee Stock Option Plan to purchase an aggregate of 25,500 shares of Common Stock, at exercise prices ranging from $12.00 to $18.75 per share. Such grants were in consideration for services rendered to the Company.

         On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock, purchased by them in private placements at prices of $9.00 or more per share, until January 20, 1997. All such warrants expire on January 18, 2000. At different times during the first quarter of 1998, five persons exercised such warrants and purchased an aggregate of 10,218 shares of Common Stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

                                                     Registrant:

                                                     ORTEC INTERNATIONAL, INC.



Date: May 12, 1998                         By:     /s/ Steven Katz
                                               --------------------
                                                Steven Katz, PhD
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)



Date: May 12, 1998                         By:     /s/ Ron Lipstein
                                               ---------------------
                                                    Ron Lipstein
                                                Chief Financial Officer
                                                (Principal Financial Officer)