Form 10QSB
period 1998-06-30
ORTEC INTERNATIONAL INC
filed 1998-08-13
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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

Yes  X   No
    __   __

              --------------------------------------------------

The number of shares outstanding of the issuer's common stock is 5,892,790 (as of August 11, 1998)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1998
                           ---------------------------


                              ITEMS IN FORM 10-QSB
                              --------------------


                                                                         Page
                                                                         ----

Facing page

Part I

       Item 1.   Financial Statements.                                     1

       Item 2.   Plan of Operation.                                       10

Part II

       Item 1.   Legal Proceedings and Claims.                           None

       Item 2.   Changes in Securities and Use                            13
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

Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS


                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                JUNE 30,        DECEMBER 31,
                                                  1998              1997
                                              -----------       -----------
          ASSETS

Current assets:
   Cash and equivalents                       $ 1,318,598       $11,950,693
   Marketable securities                        9,757,657         1,584,035
   Other current assets                           133,087             7,075
                                              -----------       -----------
 Total current assets                          11,209,342        13,541,803
                                              -----------       -----------
 Property and equipment, at cost:
   Laboratory equipment                           722,492           602,697
   Office furniture and equipment                 494,240           323,871
   Leasehold improvements                       1,183,459           675,906
                                              -----------       -----------
                                                2,400,191         1,602,474
 Accumulated depreciation and
   amortization                                   792,727           606,243
                                              -----------       -----------
                                                1,607,464           996,231
                                              -----------       -----------
 Other assets:
   Patent application costs net of
    accumulated amortization of $46,279
    at June 30, 1998 and $31,047 at
    December 31, 1997                             407,021           406,166
   Deposits                                        34,394            54,214
                                              -----------       -----------
 Total other assets                               441,415           460,380
                                              -----------       -----------
 Total Assets                                 $13,258,221       $14,998,414
                                              ===========       ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  JUNE 30,          DECEMBER 31,
                                                    1998                1997
                                                ------------        ------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued
    liabilities                                 $    286,378        $    452,443
   Capital lease obligations - current                36,672              43,102
   Loans payable - current                           107,174              63,547
                                                ------------        ------------
 Total current liabilities                           430,224             559,092
                                                ------------        ------------
 Long-term liabilities:
   Capital lease obligations - noncurrent             21,380              34,608
   Loans payable - noncurrent                      1,203,585             688,096
                                                ------------        ------------
 Total long-term liabilities                       1,224,965             722,704
                                                ------------        ------------
 Commitments and contingencies

 Shareholders' equity:

   Common stock, $.001 par value;
    authorized, 10,000,000 shares;
    issued and outstanding shares -
    5,886,587 at June 30, 1998 and
    5,760,734 at December 31, 1997                     5,887               5,761


   Additional paid-in capital                     27,233,884          26,397,307

   Deficit accumulated during the
    development stage                            (15,636,739)        (12,686,450)
                                                ------------        ------------
 Total shareholders' equity                       11,603,032          13,716,618
                                                ------------        ------------
 Total Liabilities and
  Shareholders' Equity                          $ 13,258,221        $ 14,998,414
                                                ============        ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cumulative from
                                           Quarter ended June 30,              Six months ended June 30,          March 12, 1991
                                       ------------------------------        ------------------------------       (inception) to
                                           1998               1997               1998               1997          June 30, 1998
                                       -----------        -----------        -----------        -----------      ---------------
Revenue
  Interest income                      $   150,593        $    73,918        $   318,486        $   157,779       $    848,303
                                       -----------        -----------        -----------        -----------       ------------
Expenses
  Research and development                 405,515            240,861            787,430            513,554          5,320,682
  Rent                                      66,381             53,431            106,546            104,796            435,993
  Consulting                               131,615             54,098            237,378            116,241          1,469,682
  Personnel                                651,104            316,216          1,407,256            609,667          5,184,063
  General and administrative               380,629            320,445            680,700            591,355          3,835,560
  Interest and other expense                32,451             11,376             49,465             23,556            239,062
                                       -----------        -----------        -----------        -----------       ------------
                                         1,667,695            996,427          3,268,775          1,959,169         16,485,042
                                       -----------        -----------        -----------        -----------       ------------
Net loss                               $(1,517,102)       $  (922,509)       $(2,950,289)       $(1,801,390)      $(15,636,739)
                                       -----------        -----------        -----------        -----------       ------------

Net loss per share                     $      (.26)       $      (.20)       $      (.51)       $      (.39)      $      (5.11)
                                       -----------        -----------        -----------        -----------       ------------

Weighted average common stock
 outstanding (basic and diluted)         5,869,588          4,634,331          5,817,797          4,619,487          3,058,990
                                       ===========        ===========        ===========        ===========       ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Deficit
                                                                                             accumulated
                                               Common Stock                Additional          in the
                                        ---------------------------         Paid-in          development
                                          Shares           Amount           Capital             stage               Total
                                        ---------       -----------       -----------        ------------        -----------
Issuance of stock:
  Founders                              1,553,820       $     1,554       $      (684)                           $       870
  First private placement                 217,440               217            64,783                                 65,000
  The Director                            149,020               149           249,851                                250,000
  Second private placement                 53,020                53           499,947                                500,000
  Share issuance expenses                                                     (21,118)                               (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
    December 31, 1991                                                                         $  (281,644)          (281,644)
                                        ---------       -----------       -----------         -----------        -----------
Balance - December 31, 1991             1,973,300             1,973           792,779            (281,644)           513,108

Issuance of stock:
  Second private placement                 49,320                49           465,424                                465,473
  Stock purchase agreement with
    The Director                           31,820                32           299,966                                299,998
  Share issuance expenses                                                     (35,477)                               (35,477)
Net loss for the year ended
  December 31, 1992                                                                              (785,941)          (785,941)
                                        ---------       -----------       -----------         -----------        -----------
Balance - December 31, 1992             2,054,440             2,054         1,522,692          (1,067,585)           457,161

Issuance of stock:
  Third private placement                 132,150               132         1,321,368                              1,321,500
  Stock purchase agreement with
    Home Insurance Company                111,111               111           999,888                                999,999
  Stock purchase agreement with
    The Director                           21,220                21           199,979                                200,000
  Shares issued in exchange
    for commissions earned                    600                 1             5,999                                  6,000
  Share issuance expenses                                                    (230,207)                              (230,207)
Net loss for the year ended
  December 31, 1993                                                                            (1,445,624)        (1,445,624)
                                        ---------       -----------       -----------         -----------        -----------
Balance - December 31, 1993             2,319,521       $     2,319       $ 3,819,719         $(2,513,209)       $ 1,308,829
                                        ---------       -----------       -----------         -----------        -----------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                                                              accumulated
                                              Common Stock                 Additional           in the
                                        ---------------------------         Paid-in           development
                                         Shares           Amount            Capital              stage                Total
                                        ---------       -----------       -----------        -------------        -----------
  (brought forward)                     2,319,521       $     2,319       $ 3,819,719        $  (2,513,209)       $ 1,308,829

Issuance of stock:
  Fourth private placement                 39,451                40           397,672                                 397,712
  Stock purchase agreement with
    Home Insurance Company                 50,000                50           499,950                                 500,000
  Share issuance expenses                                                      (8,697)                                 (8,697)
Net loss for the year ended
  December 31, 1994                                                                             (1,675,087)        (1,675,087)
                                        ---------       -----------       -----------        -------------        -----------
Balance - December 31, 1994             2,408,972             2,409         4,708,644           (4,188,296)           522,757

Rent forgiveness                                                               40,740                                  40,740
Net loss for the year ended
  December 31, 1995                                                                             (1,022,723)        (1,022,723)
                                        ---------       -----------       -----------        -------------        -----------
Balance - December 31, 1995             2,408,972             2,409         4,749,384           (5,211,019)          (459,226)

Issuance of stock:
  Initial public offering               1,200,000             1,200         5,998,800                               6,000,000
  Exercise of warrants                     33,885                34            33,851                                  33,885
  Fifth private placement                 959,106               959         6,219,838                               6,220,797
  Share issuance expenses                                                  (1,580,690)                             (1,580,690)
  Non-cash stock compensation
    and interest                                                              152,000                                 152,000
Net loss for the year ended
  December 31, 1996                                                                             (2,649,768)        (2,649,768)
                                        ---------       -----------       -----------        -------------        -----------
Balance - December 31, 1996             4,601,963       $     4,602       $15,573,183        $  (7,860,787)       $ 7,716,998
                                        ---------       -----------       -----------        -------------        -----------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Deficit
                                                                                    accumulated
                                        Common Stock            Additional            in the
                                  ----------------------          Paid-in           development
                                    Shares        Amount          Capital              stage               Total
                                  ---------       ------       ------------        -------------        ------------
 (brought forward)                4,601,963       $4,602       $ 15,573,183        $  (7,860,787)       $  7,716,998

Exercise of warrants              1,158,771        1,159         10,821,632                               10,822,791
Share issuance costs                                               (657,508)                                (657,508)

Stock options and warrants
  issued for services                                               660,000                                  660,000

Net loss for the year ended
  December 31, 1997                                                                   (4,825,663)         (4,825,663)
                                  ---------       ------       ------------        -------------        ------------
Balance - December 31, 1997       5,760,734        5,761         26,397,307          (12,686,450)         13,716,618

Exercise of options and
  warrants                          125,853          126            444,077                                  444,203
Share issuance costs                                                (20,000)                                 (20,000)
Stock options and warrants
  issued for services                                               412,500                                  412,500
Net loss for the six months
  ended June 30, 1998                                                                 (2,950,289)         (2,950,289)
                                  ---------       ------       ------------        -------------        ------------
Balance - June 30, 1998           5,886,587       $5,887       $ 27,233,884        $ (15,636,739)       $ 11,603,032
                                  =========       ======       ============        =============        ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)






                                                                                                              Cumulative from
                                               Quarter ended June 30,          Six months ended June 30,       March 12, 1991
                                           -----------------------------     -----------------------------     (inception) to
                                               1998             1997             1998             1997         June 30, 1998
                                           ------------     ------------     ------------     ------------    ---------------
Cash flows from operating
  activities:

Net loss                                   $ (1,517,102)    $   (922,509)    $ (2,950,289)    $ (1,801,390)    $(15,636,739)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                 120,516           77,639          201,715          149,766          849,242
  Unrealized loss on marketable
    securities                                                                                                       11,404
  Realized loss on marketable
    securities                                                                                                        5,250
  Non cash stock compensation and
    interest                                    146,247                           412,500                         1,224,500
  Changes in operating assets and
    liabilities
    Other current assets                       (129,621)          (2,114)        (126,012)           1,751         (133,087)
    Accounts payable and accrued
      liabilities                               (88,921)        (100,070)        (166,065)         (80,530)         374,205
                                           ------------     ------------     ------------     ------------     ------------

Net cash used in operating
  activities                                 (1,468,881)        (947,054)      (2,628,151)      (1,730,403)     (13,305,225)
                                           ------------     ------------     ------------     ------------     ------------
Cash flows from investing activities:

  Purchases of property and equipment,
    excluding capital leases                   (735,107)         (45,808)        (797,717)        (176,022)      (2,313,125)
  Payments for patent application               (13,545)          (3,303)         (16,087)         (13,089)        (453,300)
  Organization costs                                                                                                (10,238)
  Deposits                                       38,300              816           19,820             (791)         (32,411)
  Purchases of marketable securities         (3,670,356)                      (13,795,622)                      (15,918,843)
  Sales of marketable securities              4,045,000                         5,622,000                         6,144,532
                                           ------------     ------------     ------------     ------------     ------------
Net cash used in investing
  activities                                   (335,708)         (48,295)      (8,967,606)        (189,902)     (12,583,385)
                                           ============     ============     ============     ============     ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Quarter ended June 30,          Six months ended June 30,      March 12, 1991
                                         -----------------------------     -----------------------------    (inception) to
                                             1998             1997             1998             1997        June 30, 1998
                                         ------------     ------------     ------------     ------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of notes
    payable                                                                                                  $    515,500
  Repayment of notes payable                                                                                     (515,500)
  Proceeds from issuance of common
    stock                                $    402,110     $     36,487     $    444,203     $     40,564       28,522,229
  Share issuance expenses                     (20,000)                          (20,000)                       (2,547,697)
  Proceeds from issuance of loans
    payable                                   600,000                           600,000                         1,425,850
  Repayment of loan payable                   (35,779)          (8,713)         (40,884)         (20,064)        (144,023)
  Repayment of capital lease
    obligations                               (10,431)         (16,944)         (19,657)         (18,075)         (49,151)
                                         ------------     ------------     ------------     ------------     ------------
Net cash provided by financing
  activities                                  935,900           10,830          963,662            2,425       27,207,208
                                         ------------     ------------     ------------     ------------     ------------
Net increase (decrease) in cash
  and cash equivalents                       (868,689)        (984,519)     (10,632,095)      (1,917,880)       1,318,598
Cash and cash equivalents at
  beginning of period                       2,187,287        6,519,868       11,950,693        7,453,229
                                         ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents at
  end of period                          $  1,318,598     $  5,535,349     $  1,318,598     $  5,535,349     $  1,318,598
                                         ============     ============     ============     ============     ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 1998 and the statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 1998 and 1997 and for the period from March 12, 1991 (inception) to June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1998 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 is not necessarily indicative of the operating results for the full year.

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

ITEM 2. PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

         During the next 12 months, the Company expects to enroll patients in its recently announced pilot human clinical trials for the use of its Composite Cultured Skin for the treatment of donor site wounds and venous ulcers. Patient enrollment in the donor site pilot trial is expected to begin during August 1998. The Company expects to initiate a multi-hospital donor site pivotal trial during the first quarter of 1999. The Company's goal is to complete patient enrollment and treatment in the donor site pivotal trial by the fourth quarter of 1999.

         Patient enrollment and treatment in the venous ulcers pilot trial is expected to begin in September 1998 and to be concluded by the first quarter of 1999. The Company expects to initiate a venous ulcers pivotal trial, subject to FDA approval, by the first quarter of 2000.

         During the second quarter of 1998, the Company completed patient enrollment and treatment in a trial at Rockefeller University Hospital in New York City using its Composite Cultured Skin for the treatment of chronic wounds in patients suffering from Epidermolysis Bullosa ("EB"). During the course of that clinical trial the Company applied to the FDA for, and in April 1998 was granted, a Humanitarian Use Device designation for the use of its Composite Cultured Skin in treating EB patients. During the third quarter of 1998 the Company expects to continue to take the steps required to enable it to submit to the FDA by the first quarter of 1999 a Humanitarian Device Exemption application ("HDE") for its Composite Cultured Skin in treating EB patients. The granting of the HDE by the FDA within the time the Company anticipates should enable the Company to begin commercial marketing of its Composite Cultured Skin for the treatment of EB patients by the end of 1999.

         By the end of 1998 the Company also expects to initiate a pilot human clinical trial for the use of its Composite Cultured Skin in the treatment of diabetic ulcers. Initiation of the diabetic ulcer pilot trial would bring to four the total number of human clinical trials in which the use of the Company's Composite Cultured Skin will be evaluated for the treatment of different skin disorders and injuries.

         While the results to date in the human clinical trials using the Company's Composite Cultured Skin in the treatment of partial thickness burns have been consistent with expectations, the Company's management has decided that the trial design should be modified to more appropriately reflect the current trends in the treatment of second degree burns. Therefore, patient enrollment in the current trial is being closed. It is Management's belief that in view of the varied approaches now being used for the treatment of second degree burns and the potential variation in clinical data which results from inclusion of different wound depths in a human clinical trial study, the Company's resources would be better spent to obtain a better understanding of the products, methods and costs of the current treatments of mid-dermal burn injuries. Once this data is compiled, the Company will evaluate the market potential for the use of its Composite Cultured Skin in the treatment of such burn injuries and determine an appropriate course of action for using its Composite Cultured Skin to treat burn patients.

         During the second quarter of 1998, the Company completed the expansion of its facilities providing space for additional personnel, as well as additional laboratory facilities in which the Company's pilot manufacturing of its Composite Cultured Skin, currently in progress, will be expanded and enhanced. In addition to such enlargement and enhancement of its pilot manufacturing capability, the Company will continue to focus on the continued development of its cryopreservation technique. The Company expects to be able to validate the use of its Composite Cultured Skin in cryopreserved form by December 1998 and to use a cryopreserved product in its human clinical trials, subject to FDA approval, sometime in the first half of 1999.

         See "Forward Looking Information May Prove Inaccurate."

EMPLOYEES

         The Company currently employs approximately 28 persons. Among the additions to the Company's staff during the second quarter of 1998 was William
D. Schaeffer, who was appointed the Company's Chief Operating Officer. Mr. Schaeffer comes to the Company after spending over 25 years at various positions with the Johnson & Johnson companies where he gained extensive experience in start up, process development, manufacturing and quality assurance of medical devices.

         In addition, the Company expects to employ an additional 22 persons during the next twelve months, primarily for scientific research to enable the Company to proceed with and meet its clinical trial and product development goals.

CASH REQUIREMENTS

         The Company estimates that it has sufficient funds necessary to operate through approximately March 2000. In the last quarter of 1997 the Company received net proceeds of $10,168,756 as a result of the exercise of 1,083,780 of its publicly-traded Class A Warrants, which expired on December 31, 1997. In the second quarter of 1998 the Company received net proceeds of $159,000 as the result of the exercise of 11,400 shares of its publicly traded Class B Warrants, which expire January 18, 1999. The Company may have to secure additional funds prior to March 2000, particularly if it conducts clinical trials with larger patient pools than presently anticipated, to complete its human clinical trials, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities.

         See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent $1,178,836 in 1997, and $405,515 in the second quarter of 1998, and an aggregate of approximately $5,320,682 from its inception through June 30, 1998, for human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospitals to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve month period ending June 30, 1999, in order to continue its human clinical trials program for applications of the Company's Composite Cultured Skin, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Compute Culture Skin in commercial quantities.

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

                                     PART II

ITEM 2.       CHANGES IN SECURITIES

         (c) Recent Sales of Unregistered Securities.

         During the second quarter of 1998 the Company granted four employees five year options under its Employee Stock Option Plan to purchase an aggregate of 16,000 shares of Common Stock, at exercise prices ranging from $18.00 to $21.375 per share. Such grants were in consideration for services rendered to the Company.

         On January 20, 1996, the Company granted "lock-up warrants" to 63 persons, entitling them to purchase an aggregate of 389,045 shares of the Company's Common Stock at a price of $1.00 per share. The issuance of such lock-up warrants was in consideration for such 63 persons' signing lock-up agreements agreeing not to sell or transfer shares of the Company's Common Stock, purchased by them in private placements at prices of $9.00 or more per share, until January 20, 1997. All such warrants expire on January 18, 2000. At different times during the second quarter of 1998, six persons exercised such warrants and purchased an aggregate of 89,842 shares of Common Stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

         The grant, offer and sale of all of the securities listed above were sold without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of Section 4(2) of the Act. However, the sale by the owners of the shares issued and issuable upon exercise of virtually all of the "lock-up warrants" and the sale by the Company of the shares issuable upon exercise of options granted under the Company's Employee Stock Option Plan, have all been registered under the Act.

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

                                       Registrant:

                                       ORTEC INTERNATIONAL, INC.

Date: August 13, 1998             By:   /s/ Steven Katz
                                     --------------------------------------
                                        Steven Katz, PhD
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Date: August 13, 1998             By:    /s/ Ron Lipstein
                                     --------------------------------------
                                        Ron Lipstein
                                        Chief Financial Officer
                                        (Principal Financial Officer)