Form 10QSB
period 1998-09-30
ORTEC INTERNATIONAL INC
filed 1998-11-10
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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



The number of shares outstanding of the issuer's common stock is 5,894,190 (as of November 2, 1998)

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1998


                              ITEMS IN FORM 10-QSB

                                                                                Page
                                                                                ----
Facing page

Part I

         Item 1.           Financial Statements.                                  1

         Item 2.           Plan of Operation.                                    10

Part II

         Item 1.           Legal Proceedings and Claims.                        None

         Item 2.           Changes in Securities and Use                          13
                           of Proceeds.

         Item 3.           Default Upon Senior Securities.                      None

         Item 4.           Submission of Matters to                               13
                           a Vote of Security Holders.

         Item 5.           Other Information.                                   None

         Item 6.           Exhibits and Reports on Form 8-K.                      15

Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      1998                1997
                                                      ----                ----
                     ASSETS

Current assets:
  Cash and equivalents                            $   745,423         $11,950,693
  Marketable securities                             8,944,785           1,584,035
  Other current assets                                  2,957               7,075
                                                  -----------         -----------
Total current assets                                9,693,165          13,541,803
                                                  -----------         -----------

Property and equipment, at cost:
  Laboratory equipment                                781,632             602,697
  Office furniture and equipment                      531,405             323,871
  Leasehold improvements                            1,194,443             675,906
                                                  -----------         -----------
                                                    2,507,480           1,602,474

  Accumulated depreciation and
    amortization                                      893,908             606,243
                                                  -----------         -----------
                                                    1,613,572             996,231
                                                  -----------         -----------

Other assets:
  Patent application costs net of
   accumulated amortization of $54,461
   at September 30, 1998 and $31,047
   at December 31, 1997                               439,134             406,166
  Deposits                                             34,112              54,214
                                                  -----------         -----------

Total other assets                                    473,246             460,380
                                                  -----------         -----------

Total Assets                                      $11,779,983         $14,998,414
                                                  -----------         -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      1998                1997
                                                      ----                ----
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                                     $   605,266         $   452,443
 Capital lease obligations - current                   37,470              43,102
 Loans payable - current                              109,359              63,547
                                                  -----------         -----------
Total current liabilities                             752,095             559,092
                                                  -----------         -----------

Long-term liabilities:
 Capital lease obligations - noncurrent                 9,614              34,608
 Loans payable - noncurrent                         1,175,412             688,096
                                                  -----------         -----------
Total long-term liabilities                         1,185,026             722,704
                                                  -----------         -----------
Commitments and contingencies

Shareholders' equity:
 Common stock, $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding shares -
  5,895,290 at September 30, 1998 and
  5,760,734 at December 31, 1997                        5,895               5,761
 Additional paid-in capital                        27,349,925          26,397,307
 Deficit accumulated during the
  development stage                               (17,502,646)        (12,686,450)
 Treasury stock, at cost (1,000 shares
  at September 30, 1998)                              (10,312)
                                                  -----------         -----------

Total shareholders' equity                          9,842,862          13,716,618
                                                  -----------         -----------

Total Liabilities and
 Shareholders' Equity                             $11,779,983         $14,998,414
                                                  -----------         -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                          Cumulative from
                                                                                          March 12, 1991
                                                                      Nine months         (inception) to
                                 Quarter ended September 30,      ended September 30,    September 30, 1998
                                 ---------------------------      -------------------    ------------------
                                    1998         1997           1998             1997
                                    ----         ----           ----             ----
Revenue
  Interest income              $   147,889    $    63,824     $   466,375  $   221,603     $    996,192
                               -----------    -----------     -----------  -----------     ------------

Expenses
  Research and development         494,016        309,901       1,281,446      823,455         5,814,698
  Rent                              64,907         49,153         171,453      153,949           500,900
  Consulting                       338,226        149,223         575,604      265,464         1,807,908
  Personnel                        683,732        391,752       2,090,988    1,001,419         5,867,795
  General and administrative       405,298        321,449       1,085,998      912,804         4,240,858
  Interest and other expense        27,617         11,531          77,082       35,087           266,679
                               -----------    -----------     -----------  -----------      ------------

                                 2,013,796      1,233,009       5,282,571    3,192,178        18,498,838
                               -----------    -----------     -----------  -----------      ------------

Net loss                       $(1,865,907)   $(1,169,185)    $(4,816,196) $(2,970,575)     $(17,502,646)
                               -----------    -----------     -----------  -----------      ------------

Net loss per share                   $(.32)         $(.25)          $(.82)       $(.64)           $(5.55)
                                     -----          -----           -----        -----            ------

Weighted average common
  stock outstanding (basic
  and diluted)                   5,894,123      4,655,401       5,843,239    4,631,458         3,152,456
                                 ---------      ---------       ---------    ---------         ---------






See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                          Deficit
                                                                                        accumulated
                                              Common Stock            Additional           in the
                                                                       Paid-in          development       Treasury
                                         Shares        Amount          Capital             stage            Stock          Total
                                         ------        ------          -------          -----------       --------      ----------
Issuance of stock:
   Founders                            1,553,820       $1,554        $     (684)                                       $       870
   First private placement               217,440          217            64,783                                             65,000
   The Director                          149,020          149           249,851                                            250,000
   Second private placement               53,020            5           499,947                                            500,000
   Share issuance expenses                                              (21,118)                                           (21,118)
Net loss for the period from
   March 12, 1991 (inception) to
     December 31, 1991                                                                $  (281,644)                        (281,644)
                                       ---------       ------        ----------       -----------                        ---------

Balance - December 31, 1991            1,973,300        1,973           792,779          (281,644)                         513,108

Issuance of stock:
   Second private placement               49,320           49           465,424                                            465,473
   Stock purchase agreement with
     The Director                         31,820           32           299,966                                            299,998
   Share issuance expenses                                              (35,477)                                           (35,477)
Net loss for the year ended
   December 31, 1992                                                                     (785,941)                        (785,941)
                                       ---------       ------        ----------       -----------                      -----------
Balance - December 31, 1992            2,054,440        2,054         1,522,692        (1,067,585)                         457,161

Issuance of stock:
   Third private placement               132,150          132         1,321,368                                          1,321,500
   Stock purchase agreement with
     Home Insurance Company              111,111          111           999,888                                            999,999
   Stock purchase agreement with
     The Director                         21,220           21           199,979                                            200,000
   Shares issued in exchange
     for commissions earned                  600            1             5,999                                              6,000
   Share issuance expenses                                             (230,207)                                          (230,207)
Net loss for the year ended
   December 31, 1993                                                                   (1,445,624)                      (1,445,624)
                                       ---------       ------        ----------       -----------                       ----------
Balance - December 31, 1993            2,319,521       $2,319        $3,819,719       $(2,513,209)                     $(1,308,829)
                                       ---------       ------        ----------       -----------                       ----------



See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                               Deficit
                                                                             accumulated
                                        Common Stock         Additional        in the
                                                               Paid-in       development     Treasury
                                    Shares        Amount       Capital          stage          Stock         Total
                                   ---------      ------     -----------     -----------     --------     -----------
(brought forward)                  2,319,521      $2,319     $3,819,719      $(2,513,209)                 $1,308,829

Issuance of stock:
 Fourth private placement             39,451          40        397,672                                      397,712
 Stock purchase agreement with
   Home Insurance Company             50,000          50        499,950                                      500,000
 Share issuance expenses                                         (8,697)                                      (8,697)
Net loss for the year ended
 December 31, 1994                                                            (1,675,087)                 (1,675,087)
                                   ---------      ------     ----------      -----------                  ----------
Balance - December 31, 1994        2,408,972       2,409      4,708,644       (4,188,296)                    522,757

Rent forgiveness                                                 40,740                                       40,740
Net loss for the year ended
 December 31, 1995                                                            (1,022,723)                 (1,022,723)
                                   ---------      ------     ----------      -----------                  ----------
Balance - December 31, 1995        2,408,972       2,409      4,749,384        (5,211,019)                  (459,226)

Issuance of stock:
 Initial public offering           1,200,000       1,200      5,998,800                                    6,000,000
 Exercise of warrants                 33,885          34         33,851                                       33,885
 Fifth private placement             959,106         959      6,219,838                                    6,220,797
 Share issuance expenses                                     (1,580,690)                                  (1,580,690)
 Non-cash stock compensation
  and interest                                                  152,000                                      152,000
Net loss for the year ended
 December 31, 1996                                                            (2,649,768)                 (2,649,768)
                                   ---------      ------    -----------      -----------                  ----------
Balance - December 31, 1996        4,601,963      $4,602    $15,573,183      $(7,860,787)                 $7,716,998
                                   ---------      ------    -----------      -----------                  ----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                         Common Stock             Additional         in the
                                                                   Paid-in         development         Treasury
                                      Shares      Amount           Capital            stage             Stock            Total
                                      ---------   ------        ------------       ------------        --------       -----------
(brought forward)                     4,601,963   $4,602        $15,573,183        $ (7,860,787)                      $ 7,716,998

Exercise of warrants                  1,158,771    1,159         10,821,632                                            10,822,791
Share issuance costs                                               (657,508)                                             (657,508)
Stock options and warrants
 issued for services                                                660,000                                               660,000
Net loss for the year ended
 December 31, 1997                                                                   (4,825,663)                       (4,825,663)
                                      ---------   ------        -----------        ------------                       -----------
Balance - December 31, 1997           5,760,734    5,761         26,397,307         (12,686,450)                       13,716,618

Exercise of options and
 warrants                               134,556      134            526,368                                               526,502
Share issuance costs                                                (20,000)                                              (20,000)
Stock options and warrants
 issued for services                                                446,250                                               446,250
Net loss for the nine months
 ended September 30, 1998                                                            (4,816,196)                       (4,816,196)
Purchase of treasury stock                                                                             $(10,312)          (10,312)
                                      ---------    ------       -----------        ------------        --------       -----------
Balance - September 30, 1998          5,895,290    $5,895       $27,349,925        $(17,502,646)       $(10,312)      $ 9,842,862
                                      ---------    ------       -----------        ------------        --------       -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                                   Cumulative from
                                                          Quarter ended                Nine months ended            March 12, 1991
                                                          September 30,                  September 30,              (inception) to
                                                 ---------------------------     ----------------------------     September 30, 1998
                                                      1998            1997            1998            1997        ------------------
                                                      ----            ----            ----            ----

Cash flows from operating activities:

Net loss                                          $(1,865,987)    $(1,169,185)    $ (4,816,196)   $(2,970,575)    $(17,502,646)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization                        109,364          84,131          311,079        233,897          958,606
 Unrealized loss on marketable
  securities                                                                                                            11,404
 Realized loss on marketable
  securities                                                                                                             5,250
 Non cash stock compensation and
  interest                                             33,750          60,000          446,250         60,000        1,258,250
 Changes in operating assets and
  liabilities
   Other current assets                               130,130          (3,244)           4,118         (1,493)          (2,957)
   Accounts payable and accrued
    liabilities                                       318,888            (468)         152,823        (80,998)         693,093
                                                  -----------     -----------     ------------    -----------     ------------

 Net cash used in operating
  activities                                       (1,273,775)     (1,028,766)      (3,901,926)    (2,759,169)     (14,579,000)
                                                  -----------     -----------     ------------    -----------     ------------

Cash flows from investing activities:

 Purchases of property and equipment,
  excluding capital leases                           (107,289)        (14,638)        (905,006)      (190,660)      (2,420,414)
 Payments for patent application                      (40,295)            537          (56,382)       (12,552)        (493,595)
 Organization costs                                                                                                    (10,238)
 Deposits                                                 282            (857)          20,102         (1,648)         (32,129)
 Purchases of marketable securities                (3,686,128)                     (17,481,750)                    (19,604,971)
 Sales of marketable securities                     4,499,000                       10,121,000                      10,643,532
                                                  -----------     -----------     ------------    -----------     ------------

Net cash provided by (used in)
 investing activities                                 665,570         (14,958)      (8,302,036)      (204,860)     (11,917,815)
                                                  -----------     -----------     ------------    -----------     ------------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                   March 12, 1991
                                                           Quarter Ending              Nine Months                (Inception) to
                                                           September 30,            Ended September 30,         September 30, 1998
                                                       ---------------------       ----------------------       ------------------
                                                         1998          1997        1998           1997
                                                         ----          ----        ----           ----
Cash flows from financing activities:

Proceeds from issuance of notes payable                                                                                 515,500
Repayment of notes payable                                                                                         $   (515,500)
Proceeds from issuance of common stock               $   82,299   $    30,689   $   526,502    $   71,253            28,604,528
Share issuance expenses                                                             (20,000)                         (2,547,697)
Purchase of treasury stock                              (10,312)                    (10,312)                            (10,312)
Proceeds of issuance from loans payable                                             600,000                           1,425,850
Repayment of loan payable                               (25,988)       (8,888)      (66,872)      (28,952)             (170,011)
Repayment of capital lease obligations                  (10,969)       (8,332)      (30,626)      (26,407)              (60,120)
                                                      ---------      --------       -------      --------           -----------
Net cash provided by financing activities                35,030        13,469       998,692        15,894            27,242,238
                                                      ---------      --------       -------      --------           -----------
Net increase (decrease) in cash
 and cash equivalents                                  (573,175)   (1,030,255)  (11,205,270)   (2,948,135)              745,423

Cash and cash equivalents at beginning of period      1,318,598     5,525,349    11,950,693     7,453,229
                                                     ----------   -----------    ----------    ----------           -----------
Cash and cash equivalents at end of period           $  745,423   $ 4,505,094   $   745,423   $ 4,505,094           $   745,423
                                                     ----------   -----------   -----------    ----------           -----------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 1998 and the statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1998 and 1997 and for the period from March 12, 1991 (inception) to September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1997 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 is not necessarily indicative of the operating results for the full year.


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


ITEM 2.  PLAN OF OPERATION

OPERATIONS FOR THE NEXT TWELVE MONTHS

         During the next two months the Company expects to continue to enroll patients in its pilot human clinical trial for the use of its Composite Cultured Skin for the treatment of donor site wounds and in December 1998 to submit an Investigational Device Exemption ("IDE") application to the FDA for a pivotal human clinical trial of its product for donor site wounds. The Company expects, subject to FDA approval, to initiate a multi-hospital donor site pivotal trial during the first quarter of 1999. The Company's goal is to complete patient enrollment for the donor site pivotal trial by the second quarter of 1999.

         Patient enrollment in the venous ulcers pilot trial is expected to be concluded by the first quarter of 1999. The Company expects to initiate a venous ulcers pivotal trial, subject to FDA approval, by the second quarter of 2000.

         During the third quarter of 1998 the Company continued to take the steps required to enable it to submit to the FDA by the first quarter of 1999 a Humanitarian Device Exemption application ("HDE") for its Composite Cultured Skin in treating EB patients. The granting of the HDE by the FDA within the time the Company anticipates should enable the Company to begin commercial marketing of its Composite Cultured Skin for the treatment of EB patients by the end of 1999.

         By the end of 1998 the Company also expects to submit an IDE application to the FDA for a pilot human clinical trial for the use of its Composite Cultured Skin in the treatment of diabetic ulcers with the expectation, subject to FDA approval, that patient enrollment will commence during the second quarter of 1999 and be completed during the third quarter of 1999. Initiation of the diabetic ulcers pilot trial would bring to four the total number of human clinical trials in which the use of the Company's Composite Cultured Skin will be evaluated for the treatment of different skin disorders and injuries.

         During the third quarter of 1998, the Company continued to focus on the development of its cryopreservation technique. The Company expects to be able to validate the use of its Composite Cultured Skin in cryopreserved form by December 1998 and to use a cryopreserved product in its human clinical trials, subject to FDA approval, sometime in the first half of 1999.

EMPLOYEES

         The Company currently employs 39 full time employees, 30 of whom are involved in research and development or in the conduct of the human clinical trials. The Company's other employees are its executive officers and clerical support staff.

         In addition, the Company expects to employ an additional 11 persons during the next twelve months, primarily for scientific research and development and process manufacturing to enable the Company to proceed with and meet its clinical trial and product development goals.


CASH REQUIREMENTS

         The Company estimates that it has sufficient funds necessary to operate through approximately January 2000. In the last quarter of 1997 the Company received net proceeds of $10,168,756 as a result of the exercise of 1,083,780 of its publicly-traded Class A Warrants, which expired on December 31, 1997. In the second quarter of 1998 the Company received net proceeds of $159,000 as the result of the exercise of 11,400 shares of its publicly traded Class B Warrants, which expire January 18, 1999. The Company may have to secure additional funds prior to January 2000, particularly if it conducts clinical trials with larger patient pools than presently anticipated, to complete its human clinical trials, to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Composite Cultured Skin in commercial quantities. The Company is exploring securing strategic corporate partnerships as one means for securing such additional funding.

         See "Forward Looking Information May Prove Inaccurate."

CLINICAL TRIALS AND PRODUCT RESEARCH AND DEVELOPMENT

         The Company has spent $1,178,836 in 1997, $1,281,446 in the nine months ended September 30, 1998, and $494,016 in the third quarter of 1998, and an aggregate of approximately $5,814,698 from its inception through September 30, 1998, for human clinical trials and for research and development. That amount includes the salaries of its employees involved in producing the Composite Cultured Skin, performing quality control, securing hospitals to participate in the human clinical trials, monitoring the progress of the patients thereafter and to prepare reports to be filed with the FDA. The Company anticipates that it will be required to continue to spend additional funds for such purposes in the twelve month period ending September 30, 1999, in order to continue its human clinical trials program for applications of the Company's Composite Cultured Skin, continue its efforts to secure FDA pre-market approval for commercial sales and thereafter to produce and market its Compute Culture Skin in commercial quantities.

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

                                     PART II


ITEM 2.           CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         During the third quarter of 1998 the Company granted three employees five year options under its Employee Stock Option Plan to purchase an aggregate of 6,500 shares of Common Stock, at exercise prices ranging from $9.125 to $13.875 per share. Such grants were in consideration for services rendered to the Company.

         The grants of such options were not registered under the Securities Act of 1933, as amended (the "Act"), as they did not constitute sales of securities. However, the sale by the Company of the shares issuable upon exercise of such options granted under the Company's Employee Stock Option Plan, have all been registered under the Act.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1998 Annual Meeting of Shareholders was held on August 11, 1998 at the Audubon Biomedical Science and Technology Park, 3960 Broadway, New York, New York. At the meeting, the shareholders voted on four matters and all of such matters were approved.

         The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

         NOMINEES FOR
           DIRECTORS                        FOR                    WITHHELD                  AGAINST
           ---------                        ---                    --------                  -------
         Steven Katz                    5,069,216                      0                       1,000
         Mark Eisenberg                 5,069,216                      0                       1,000
         Ron Lipstein                   5,069,216                      0                       1,000
         Alain Klapholz                 5,069,216                      0                       1,000
         Joseph Stechler                5,069,216                      0                       1,000
         Steven Lillien                 5,069,216                      0                       1,000

         There were no broker held non-voted shares represented at the meeting with respect to this matter. There was no other director whose term of office as a director continued after the meeting.

         The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1998. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR                    AGAINST                    ABSTENTIONS
                              ---                    -------                    -----------
                           5,056,046                   10,820                          3,050

         There were no broker held non-voted shares represented at the Meeting with respect to this matter.

         The third matter upon which the shareholders voted was the proposal to approve the Company's Amended and Restated 1996 Stock Option Plan increasing the maximum number of shares of the Company's Common Stock for which stock options may be granted under the Plan from 350,000 to 1,550,000. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR                    AGAINST                    ABSTENTIONS
                              ---                    -------                    -----------
                           3,306,842                   26,833                         37,798

         There were 1,728,031 broker held non-voted shares represented at the meeting with respect to this matter.

         The fourth matter upon which the shareholders voted was to amend the Company's Certificate of Incorporation increasing the number of shares of common stock the Company is authorized to issue from 10,000,000 shares to 25,000,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR                    AGAINST                    ABSTENTIONS
                              ---                    -------                    -----------
                           4,998,398                   43,165                         20,385

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit No.          Description
               -----------          -----------
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

                                                     Registrant:

                                                     ORTEC INTERNATIONAL, INC.



Date: November 10, 1998                     By:    /s/ Steven Katz
                                               ---------------------------------
                                                   Steven Katz, PhD
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



Date: November 10, 1998                     By:     /s/ Ron Lipstein
                                               ---------------------------------
                                                   Ron Lipstein
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)