Form 10QSB/A
period 1998-03-31
ORTEC INTERNATIONAL INC
filed 1998-12-24
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                 FORM 10-QSB/A
                                 --------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

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

                            ORTEC INTERNATIONAL, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1998


                             ITEMS IN FORM 10-QSB/A

                                                                      Page
                                                                      ----
Facing page

Part I

         Item 1.           Financial Statements.                         1

         Item 2.           Plan of Operation.                         None

Part II

         Item 1.           Legal Proceedings and Claims.              None

         Item 2.           Changes in Securities and Use              None
                           of Proceeds.

         Item 3.           Default Upon Senior Securities.            None

         Item 4.           Submission of Matters to                   None
                           a Vote of Security Holders.

         Item 5.           Other Information.                         None

         Item 6.           Exhibits and Reports on Form 8-K.            12

Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                               MARCH 31,           DECEMBER 31,
              ASSETS                             1998                  1997
              ------                           ---------           ------------
                                             (As Restated)
Current assets:
  Cash and cash equivalents                   $ 2,187,287          $11,950,693
  Marketable securities                        10,132,301            1,584,035
  Other current assets                              3,466                7,075
                                              -----------          -----------

Total current assets                           12,323,054           13,541,803
                                              -----------          -----------


Property and equipment, at cost:
  Laboratory equipment                            626,850              602,697
  Office furniture and equipment                  350,328              323,871
  Leasehold improvements                          687,906              675,906
                                              -----------          -----------
                                                1,665,084            1,602,474
  Accumulated depreciation and
   amortization                                   679,887              606,243
                                              -----------          -----------
                                                  985,197              996,231
                                              -----------          -----------
Other assets:
  Patent application costs, net of
   accumulated amortization of $38,602 at
   March 31, 1998 and $31,047 at
   December 31, 1997                              401,153              406,166
  Deposits and other assets                        72,694               54,214
                                              -----------          -----------
Total other assets                                473,847              460,380
                                              -----------          -----------
Total Assets                                  $13,782,098          $14,998,414
                                              ===========          ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                         1998          1997
                                                     -----------    ------------
                                                     (As Restated)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                          $375,299       $452,443
  Capital lease obligations - current                     45,370         43,102
  Loan payable - current                                  75,135         63,547
                                                     -----------    -----------
Total current liabilities                                495,804        559,092
                                                     -----------    -----------
Long-term liabilities:
  Capital lease obligations - noncurrent                  23,114         34,608
  Loan payable - noncurrent                              671,403        688,096
                                                     -----------    -----------
Total long-term liabilities                              694,517        722,704
                                                     -----------    -----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
   authorized, 10,000,000 shares;
   issued and outstanding shares -
   5,768,327 at March 31, 1998 and
   5,760,734 at December 31, 1997                          5,768          5,761
  Additional paid-in capital                          26,965,646     26,397,307
  Deficit accumulated during the
   development stage                                 (14,379,637)   (12,686,450)
                                                     -----------    -----------

Total shareholders' equity                            12,591,777     13,716,618
                                                     -----------    -----------

Total Liabilities and
  Shareholders' Equity                               $13,782,098    $14,998,414
                                                     ===========    ===========

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Cumulative from
                                        Quarter ended March 31,        March 12, 1991
                                        -----------------------       (inception) to
                                        1998               1997        March 31, 1998
                                        ----               ----       ----------------
                                        (As Restated)                 (As Restated)
Revenue
 Interest income                        $   167,893    $   83,861      $    697,710
                                        -----------    ----------       -----------
Expenses
 Research and development                   381,915       272,693         4,915,167
 Rent                                        40,165        51,365           369,612
 Consulting                                 105,763        62,143         1,338,067
 Personnel                                1,016,152       293,451         4,792,959
 General and administrative                 300,071       270,910         3,454,931
 Interest and other expense                  17,014        12,180           206,611
                                        -----------    ----------       -----------
                                          1,861,080       962,742        15,077,347
                                        -----------    ----------       -----------
Net loss                                $(1,693,187)   $ (878,881)     $(14,379,637)
                                        -----------    ----------       -----------
Net loss per share                            $(.29)        $(.19)           $(4.86)
                                              -----         -----            ------
Weighted average common stock
 outstanding (basic and diluted)          5,766,005     4,604,644         2,959,792
                                        -----------    ----------       -----------

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

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Deficit
                                                                         accumulated
                                    Common Stock         Additional        in the
                                --------------------       Paid-in       development
                                  Shares      Amount       Capital           stage            Total
                                ---------     ------     -----------     ------------     -----------
(brought forward)               4,601,963     $4,602     $15,573,183     $ (7,860,787)    $ 7,716,998

Exercise of warrants            1,158,771      1,159      10,821,632                       10,822,791
Share issuance costs                                        (657,508)                        (657,508)
Stock options and warrants
  issued for services                                        660,000                          660,000
Net loss for the year ended
  December 31, 1997                                                        (4,825,663)     (4,825,663)
                                ---------     ------     -----------     ------------     -----------

Balance - December 31, 1997     5,760,734      5,761      26,397,307      (12,686,450)     13,716,618

Exercise of warrants                7,593          7          42,086                           42,093
Stock options and warrants
  issued for services
  (as restated)                                              526,253                          526,253
Net loss for the quarter
  ended March 31, 1998
  (as restated)                                                            (1,693,187)     (1,693,187)
                                ---------     ------     -----------     ------------     -----------
Balance - March 31, 1998
  (as restated)                 5,768,327     $5,768     $26,965,646     $(14,379,637)    $12,591,777
                                =========     ======     ===========     ============     ===========





See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Cumulative from
                                          Quarter ended March 31,       March 12, 1991
                                        -------------------------       (inception) to
                                            1998          1997          March 31, 1998
                                        ----------     ----------      ---------------
                                      (As Restated)                    (As Restated)
Cash flows from operating
  activities:
  Net loss                              $(1,693,187)      $(878,881)      $ (14,379,637)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:

    Depreciation and amortization            81,199          72,127             728,726
    Unrealized loss on marketable
      securities                                                                 11,404
    Realized loss on marketable
      securities                                                                  5,250
    Non-cash stock compensation and
      interest                              526,253                           1,338,253
    Changes in operating assets and
      liabilities
        Prepaid expenses                                      3,866
        Other current assets                  3,609              (1)             (3,466)
        Accounts payable and accrued
          liabilities                       (77,144)         19,540             463,126
                                         ----------        --------         -----------
Net cash used in operating activities    (1,159,270)       (783,349)        (11,836,344)
                                         ----------        --------         -----------
Cash flows from investing activities:
  Purchases of property and equipment,
     excluding capital leases               (62,610)       (130,214)         (1,578,018)
  Payments for patent application            (2,542)         (9,786)           (439,755)
  Organization costs                                                            (10,238)
  Deposits                                  (18,480)         (1,607)            (70,711)
  Purchases of marketable securities    (10,125,266)                        (12,248,487)
  Sales of marketable securities          1,577,000                           2,099,532
                                        -----------        --------        ------------
Net cash used in investing activities    (8,631,898)       (141,607)        (12,247,677)
                                        -----------        --------        ------------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Cumulative from
                                              Quarter ended March 31,      March 12, 1991
                                             ------------------------      (inception) to
                                                1998          1997         March 31, 1998
                                                ----          ----        ----------------
                                             (As Restated)                (As Restated)
Cash flows from financing activities:

  Proceeds from issuance of notes payable                                    $   515,500
  Repayment of notes payable                                                    (515,500)
  Proceeds from issuance of common stock     $    42,093    $    4,077        28,120,119
  Share issuance expenses                                                     (2,527,697)
  Proceeds from issuance of loans payable                                        825,850
  Repayment of loans payable                      (5,105)      (11,351)         (108,244)
  Repayment of capital lease obligations          (9,226)       (1,131)          (38,720)
                                             -----------    ----------       -----------
Net cash provided by (used in)
  financing activities                            27,762        (8,405)       26,271,308
                                             -----------    ----------       -----------

Net increase (decrease) in cash
  and cash equivalents                        (9,763,406)     (933,361)        2,187,287

Cash and cash equivalents at
  beginning of period                         11,950,693     7,453,229
                                             -----------    ----------       -----------

Cash and cash equivalents at
  end of period                              $ 2,187,287    $6,519,868       $ 2,187,287
                                             -----------    ----------       -----------



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

NON-CASH COMPENSATION EXPENSE

         During the fourth quarter of 1997, the Company granted warrants to purchase an aggregate of 240,000 shares to three executive officers. The vesting of such warrants is contingent upon the occurrence of certain events. At December 31, 1997, the Company determined the likelihood of these events occurring was probable and recorded compensation expense of approximately $42,000 in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. During the first quarter of 1998, one of the events occurred sooner than expected resulting in the re-measurement of compensation expense as of the date the event took place. The Company has restated its financial statements for the quarter ended March 31, 1998 to record additional non-cash compensation expense of $260,000. The effect of this non-cash compensation expense adjustment would be to increase the net loss for the quarter ended March 31, 1998 by $.04 per share and cumulative from March 12, 1991 (inception) to March 31, 1998 of $.09 per share.

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

                                    PART II


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)            Exhibit No.          Description
               -----------          -----------
                27.1                Financial Data Schedule *

------------------------

*        Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  Registrant:

                                                  ORTEC INTERNATIONAL, INC.



Date: December 24, 1998                           By:     /s/ Steven Katz
                                                  ----------------------------
                                                  Steven Katz, PhD
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



Date: December 24, 1998                           By:     /s/ Ron Lipstein
                                                  ----------------------------
                                                  Ron Lipstein
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)