Form 10QSB/A
period 1998-06-30
ORTEC INTERNATIONAL INC
filed 1998-12-24
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

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

                            ORTEC INTERNATIONAL, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1998
                           ---------------------------


                             ITEMS IN FORM 10-QSB/A
                             ----------------------


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

       Item 1.   Legal Proceedings and Claims.                           None

       Item 2.   Changes in Securities and Use                           None
                 of Proceeds.

       Item 3.   Default Upon Senior Securities.                         None

       Item 4.   Submission of Matters to                                None
                 a Vote of Security Holders.

       Item 5.   Other Information.                                      None

       Item 6.   Exhibits and Reports on Form 8-K.                         11
Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS


                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                JUNE 30,        DECEMBER 31,
                                                  1998              1997
                                              -----------       -----------
                                              (As Restated)
          ASSETS

Current assets:
   Cash and equivalents                       $ 1,318,598       $11,950,693
   Marketable securities                        9,757,657         1,584,035
   Other current assets                           133,087             7,075
                                              -----------       -----------
 Total current assets                          11,209,342        13,541,803
                                              -----------       -----------
 Property and equipment, at cost:
   Laboratory equipment                           722,492           602,697
   Office furniture and equipment                 494,240           323,871
   Leasehold improvements                       1,183,459           675,906
                                              -----------       -----------
                                                2,400,191         1,602,474
 Accumulated depreciation and
   amortization                                   792,727           606,243
                                              -----------       -----------
                                                1,607,464           996,231
                                              -----------       -----------
 Other assets:
   Patent application costs net of
    accumulated amortization of $46,279
    at June 30, 1998 and $31,047 at
    December 31, 1997                             407,021           406,166
   Deposits                                        34,394            54,214
                                              -----------       -----------
 Total other assets                               441,415           460,380
                                              -----------       -----------
 Total Assets                                 $13,258,221       $14,998,414
                                              ===========       ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  JUNE 30,          DECEMBER 31,
                                                    1998                1997
                                                ------------        ------------
                                                (As Restated)
      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued
    liabilities                                 $    286,378        $    452,443
   Capital lease obligations - current                36,672              43,102
   Loans payable - current                           107,174              63,547
                                                ------------        ------------
 Total current liabilities                           430,224             559,092
                                                ------------        ------------
 Long-term liabilities:
   Capital lease obligations - noncurrent             21,380              34,608
   Loans payable - noncurrent                      1,203,585             688,096
                                                ------------        ------------
 Total long-term liabilities                       1,224,965             722,704
                                                ------------        ------------
 Commitments and contingencies

 Shareholders' equity:

   Common stock, $.001 par value;
    authorized, 10,000,000 shares;
    issued and outstanding shares -
    5,886,587 at June 30, 1998 and
    5,760,734 at December 31, 1997                     5,887               5,761


   Additional paid-in capital                     27,903,884          26,397,307

   Deficit accumulated during the
    development stage                            (16,306,739)        (12,686,450)
                                                ------------        ------------
 Total shareholders' equity                       11,603,032          13,716,618
                                                ------------        ------------
 Total Liabilities and
  Shareholders' Equity                          $ 13,258,221        $ 14,998,414
                                                ============        ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 Cumulative from
                                           Quarter ended June 30,              Six months ended June 30,          March 12, 1991
                                       ------------------------------        ------------------------------       (inception) to
                                           1998               1997               1998               1997          June 30, 1998
                                       -----------        -----------        -----------        -----------      ---------------
                                      (As Restated)                         (As Restated)                         (As Restated)
Revenue
  Interest income                      $   150,593        $    73,918        $   318,486        $   157,779       $    848,303
                                       -----------        -----------        -----------        -----------       ------------
Expenses
  Research and development                 405,515            240,861            787,430            513,554          5,320,682
  Rent                                      66,381             53,431            106,546            104,796            435,993
  Consulting                               131,615             54,098            237,378            116,241          1,469,682
  Personnel                              1,061,104            316,216          2,077,256            609,667          5,854,063
  General and administrative               380,629            320,445            680,700            591,355          3,835,560
  Interest and other expense                32,451             11,376             49,465             23,556            239,062
                                       -----------        -----------        -----------        -----------       ------------
                                         2,077,695            996,427          3,938,775          1,959,169         17,155,042
                                       -----------        -----------        -----------        -----------       ------------
Net loss                               $(1,927,102)       $  (922,509)       $(3,620,289)       $(1,801,390)      $(16,306,739)
                                       -----------        -----------        -----------        -----------       ------------

Net loss per share                     $      (.33)       $      (.20)       $      (.62)       $      (.39)      $      (5.33)
                                       -----------        -----------        -----------        -----------       ------------

Weighted average common stock
 outstanding (basic and diluted)         5,869,588          4,634,331          5,817,797          4,619,487          3,058,990
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Deficit
                                                                                    accumulated
                                        Common Stock            Additional            in the
                                  ----------------------          Paid-in           development
                                    Shares        Amount          Capital              stage               Total
                                  ---------       ------       ------------        -------------        ------------
 (brought forward)                4,601,963       $4,602       $ 15,573,183        $  (7,860,787)       $  7,716,998

Exercise of warrants              1,158,771        1,159         10,821,632                               10,822,791
Share issuance costs                                               (657,508)                                (657,508)

Stock options and warrants
  issued for services                                               660,000                                  660,000

Net loss for the year ended
  December 31, 1997                                                                   (4,825,663)         (4,825,663)
                                  ---------       ------       ------------        -------------        ------------
Balance - December 31, 1997       5,760,734        5,761         26,397,307          (12,686,450)         13,716,618

Exercise of options and
  warrants                          125,853          126            444,077                                  444,203
Share issuance costs                                                (20,000)                                 (20,000)
Stock options and warrants
  issued for services
  (as restated)                                                   1,082,500                                1,082,500
Net loss for the six months
  ended June 30, 1998
  (as restated)                                                                       (3,620,289)         (3,620,289)
                                  ---------       ------       ------------        -------------        ------------
Balance - June 30, 1998           5,886,587       $5,887       $ 27,903,884        $ (16,306,739)       $ 11,603,032
                                  =========       ======       ============        =============        ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)






                                                                                                              Cumulative from
                                               Quarter ended June 30,          Six months ended June 30,       March 12, 1991
                                           -----------------------------     -----------------------------     (inception) to
                                               1998             1997             1998             1997         June 30, 1998
                                           ------------     ------------     ------------     ------------    ---------------
                                          (As Restated)                      (As Restated)                     (As Restated)

Cash flows from operating
  activities:

Net loss                                   $ (1,927,102)    $   (922,509)    $ (3,620,289)    $ (1,801,390)    $(16,306,739)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                 120,516           77,639          201,715          149,766          849,242
  Unrealized loss on marketable
    securities                                                                                                       11,404
  Realized loss on marketable
    securities                                                                                                        5,250
  Non cash stock compensation and
    interest                                    556,247                         1,082,500                         1,894,500
  Changes in operating assets and
    liabilities
    Other current assets                       (129,621)          (2,114)        (126,012)           1,751         (133,087)
    Accounts payable and accrued
      liabilities                               (88,921)        (100,070)        (166,065)         (80,530)         374,205
                                           ------------     ------------     ------------     ------------     ------------

Net cash used in operating
  activities                                 (1,468,881)        (947,054)      (2,628,151)      (1,730,403)     (13,305,225)
                                           ------------     ------------     ------------     ------------     ------------
Cash flows from investing activities:

  Purchases of property and equipment,
    excluding capital leases                   (735,107)         (45,808)        (797,717)        (176,022)      (2,313,125)
  Payments for patent application               (13,545)          (3,303)         (16,087)         (13,089)        (453,300)
  Organization costs                                                                                                (10,238)
  Deposits                                       38,300              816           19,820             (791)         (32,411)
  Purchases of marketable securities         (3,670,356)                      (13,795,622)                      (15,918,843)
  Sales of marketable securities              4,045,000                         5,622,000                         6,144,532
                                           ------------     ------------     ------------     ------------     ------------
Net cash used in investing
  activities                                   (335,708)         (48,295)      (8,967,606)        (189,902)     (12,583,385)
                                           ============     ============     ============     ============     ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Quarter ended June 30,          Six months ended June 30,      March 12, 1991
                                         -----------------------------     -----------------------------    (inception) to
                                             1998             1997             1998             1997        June 30, 1998
                                         ------------     ------------     ------------     ------------    ---------------
                                         (As Restated)                    (As Restated)                     (As Restated)

Cash flows from financing activities:
  Proceeds from issuance of notes
    payable                                                                                                  $    515,500
  Repayment of notes payable                                                                                     (515,500)
  Proceeds from issuance of common
    stock                                $    402,110     $     36,487     $    444,203     $     40,564       28,522,229
  Share issuance expenses                     (20,000)                          (20,000)                       (2,547,697)
  Proceeds from issuance of loans
    payable                                   600,000                           600,000                         1,425,850
  Repayment of loan payable                   (35,779)          (8,713)         (40,884)         (20,064)        (144,023)
  Repayment of capital lease
    obligations                               (10,431)         (16,944)         (19,657)         (18,075)         (49,151)
                                         ------------     ------------     ------------     ------------     ------------
Net cash provided by financing
  activities                                  935,900           10,830          963,662            2,425       27,207,208
                                         ------------     ------------     ------------     ------------     ------------
Net increase (decrease) in cash
  and cash equivalents                       (868,689)        (984,519)     (10,632,095)      (1,917,880)       1,318,598
Cash and cash equivalents at
  beginning of period                       2,187,287        6,519,868       11,950,693        7,453,229
                                         ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents at
  end of period                          $  1,318,598     $  5,535,349     $  1,318,598     $  5,535,349     $  1,318,598
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

NON-CASH COMPENSATION EXPENSE

     During the fourth quarter of 1997, the Company granted warrants to purchase an aggregate of 240,000 shares to three executive officers. The vesting of such warrants is contingent upon the occurrence of certain events. At December 31, 1997, the Company determined the likelihood of these events occurring was probable and recorded compensation expense of approximately $42,000 in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. During the first quarter of 1998, one of the events occurred sooner than expected resulting in the re-measurement of compensation expense as of the date the event took place. During the second quarter of 1998, four additional events occurred sooner than expected resulting in the re-measurement of compensation expense as of the date the event took place. The Company has restated its financial statements for the six months ended June 30, 1998 to record additional non-cash compensation expense of $670,000. The effect of this non-cash compensation expense adjustment would be to increase the net loss for the quarter ended June 30, 1998 by $.07 per share, for the six months ended June 30, 1998 by $.11 per share and cumulative from March 12, 1991 (inception) to June 30, 1998 of $.22 per share.

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