Form 10QSB/A
period 1998-09-30
ORTEC INTERNATIONAL INC
filed 1998-12-24
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                 FORM 10-QSB/A

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

                            ORTEC INTERNATIONAL, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1998


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

Signatures

                                     PART I

Item 1. FINANCIAL STATEMENTS

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      1998                1997
                                                      ----                ----
                                                  (As Restated)
                     ASSETS

Current assets:
  Cash and equivalents                            $   745,423         $11,950,693
  Marketable securities                             8,944,785           1,584,035
  Other current assets                                  2,957               7,075
                                                  -----------         -----------
Total current assets                                9,693,165          13,541,803
                                                  -----------         -----------

Property and equipment, at cost:
  Laboratory equipment                                781,632             602,697
  Office furniture and equipment                      531,405             323,871
  Leasehold improvements                            1,194,443             675,906
                                                  -----------         -----------
                                                    2,507,480           1,602,474

  Accumulated depreciation and
    amortization                                      893,908             606,243
                                                  -----------         -----------
                                                    1,613,572             996,231
                                                  -----------         -----------

Other assets:
  Patent application costs net of
   accumulated amortization of $54,461
   at September 30, 1998 and $31,047
   at December 31, 1997                               439,134             406,166
  Deposits                                             34,112              54,214
                                                  -----------         -----------

Total other assets                                    473,246             460,380
                                                  -----------         -----------

Total Assets                                      $11,779,983         $14,998,414
                                                  -----------         -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                  SEPTEMBER 30,       DECEMBER 31,
                                                      1998                1997
                                                      ----                ----
                                                  (As Restated)
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                                     $   605,266         $   452,443
 Capital lease obligations - current                   37,470              43,102
 Loans payable - current                              109,359              63,547
                                                  -----------         -----------
Total current liabilities                             752,095             559,092
                                                  -----------         -----------

Long-term liabilities:
 Capital lease obligations - noncurrent                 9,614              34,608
 Loans payable - noncurrent                         1,175,412             688,096
                                                  -----------         -----------
Total long-term liabilities                         1,185,026             722,704
                                                  -----------         -----------
Commitments and contingencies

Shareholders' equity:
 Common stock, $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding shares -
  5,895,290 at September 30, 1998 and
  5,760,734 at December 31, 1997                        5,895               5,761
 Additional paid-in capital                        28,019,925          26,397,307
 Deficit accumulated during the
  development stage                               (18,172,646)        (12,686,450)
 Treasury stock, at cost (1,000 shares
  at September 30, 1998)                              (10,312)
                                                  -----------         -----------

Total shareholders' equity                          9,842,862          13,716,618
                                                  -----------         -----------

Total Liabilities and
 Shareholders' Equity                             $11,779,983         $14,998,414
                                                  -----------         -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                          Cumulative from
                                                                                          March 12, 1991
                                                                      Nine months         (inception) to
                                 Quarter ended September 30,      ended September 30,    September 30, 1998
                                 ---------------------------      -------------------    ------------------
                                    1998         1997           1998             1997
                                    ----         ----           ----             ----
                               (As Restated)                  (As Restated)               (As Restated)
Revenue
  Interest income              $   147,889    $    63,824     $   466,375  $   221,603     $    996,192
                               -----------    -----------     -----------  -----------     ------------

Expenses
  Research and development         494,016        309,901       1,281,446      823,455         5,814,698
  Rent                              64,907         49,153         171,453      153,949           500,900
  Consulting                       338,226        149,223         575,604      265,464         1,807,908
  Personnel                        683,732        391,752       2,760,988     1,001,419        6,537,795
  General and administrative       405,298        321,449       1,085,998      912,804         4,240,858
  Interest and other expense        27,617         11,531          77,082       35,087           266,679
                               -----------    -----------     -----------  -----------      ------------

                                 2,013,796      1,233,009       5,952,571    3,192,178        19,168,838
                               -----------    -----------     -----------  -----------      ------------

Net loss                       $(1,865,907)   $(1,169,185)    $(5,486,196) $(2,970,575)     $(18,172,646)
                               -----------    -----------     -----------  -----------      ------------

Net loss per share                   $(.32)         $(.25)          $(.94)       $(.64)           $(5.76)
                                     -----          -----           -----        -----            ------

Weighted average common
  stock outstanding (basic
  and diluted)                   5,894,123      4,655,401       5,843,239    4,631,458         3,152,456
                                 ---------      ---------       ---------    ---------         ---------






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

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                         Common Stock             Additional         in the
                                                                   Paid-in         development         Treasury
                                      Shares      Amount           Capital            stage             Stock            Total
                                      ---------   ------        ------------       ------------        --------       -----------
(brought forward)                     4,601,963   $4,602        $15,573,183        $ (7,860,787)                      $ 7,716,998

Exercise of warrants                  1,158,771    1,159         10,821,632                                            10,822,791
Share issuance costs                                               (657,508)                                             (657,508)
Stock options and warrants
 issued for services                                                660,000                                               660,000
Net loss for the year ended
 December 31, 1997                                                                   (4,825,663)                       (4,825,663)
                                      ---------   ------        -----------        ------------                       -----------
Balance - December 31, 1997           5,760,734    5,761         26,397,307         (12,686,450)                       13,716,618

Exercise of options and
 warrants                               134,556      134            526,368                                               526,502
Share issuance costs                                                (20,000)                                              (20,000)
Stock options and warrants
 issued for services (as
  restated)                                                       1,116,250                                              1,116,250
Net loss for the nine months
 ended September 30, 1998
  (as restated)                                                                      (5,486,196)                       (5,486,196)
Purchase of treasury stock                                                                             $(10,312)          (10,312)
                                      ---------    ------       -----------        ------------        --------       -----------
Balance - September 30, 1998          5,895,290    $5,895       $28,019,925        $(18,172,646)       $(10,312)      $ 9,842,862
                                      ---------    ------       -----------        ------------        --------       -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                                   Cumulative from
                                                          Quarter ended                Nine months ended            March 12, 1991
                                                          September 30,                  September 30,              (inception) to
                                                 ---------------------------     ----------------------------     September 30, 1998
                                                      1998            1997            1998            1997        ------------------
                                                      ----            ----            ----            ----
                                                                                 (As Restated)                      (As Restated)

Cash flows from operating activities:

Net loss                                          $(1,865,987)    $(1,169,185)    $ (5,486,196)   $(2,970,575)    $(18,172,646)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization                        109,364          84,131          311,079        233,897          958,606
 Unrealized loss on marketable
  securities                                                                                                            11,404
 Realized loss on marketable
  securities                                                                                                             5,250
 Non cash stock compensation and
  interest                                             33,750          60,000          1,116,250       60,000        1,928,250
 Changes in operating assets and
  liabilities
   Other current assets                               130,130          (3,244)           4,118         (1,493)          (2,957)
   Accounts payable and accrued
    liabilities                                       318,888            (468)         152,823        (80,998)         693,093
                                                  -----------     -----------     ------------    -----------     ------------

 Net cash used in operating
  activities                                       (1,273,775)     (1,028,766)      (3,901,926)    (2,759,169)     (14,579,000)
                                                  -----------     -----------     ------------    -----------     ------------

Cash flows from investing activities:

 Purchases of property and equipment,
  excluding capital leases                           (107,289)        (14,638)        (905,006)      (190,660)      (2,420,414)
 Payments for patent application                      (40,295)            537          (56,382)       (12,552)        (493,595)
 Organization costs                                                                                                    (10,238)
 Deposits                                                 282            (857)          20,102         (1,648)         (32,129)
 Purchases of marketable securities                (3,686,128)                     (17,481,750)                    (19,604,971)
 Sales of marketable securities                     4,499,000                       10,121,000                      10,643,532
                                                  -----------     -----------     ------------    -----------     ------------

Net cash provided by (used in)
 investing activities                                 665,570         (14,958)      (8,302,036)      (204,860)     (11,917,815)
                                                  -----------     -----------     ------------    -----------     ------------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                   March 12, 1991
                                                           Quarter Ending              Nine Months                (Inception) to
                                                           September 30,            Ended September 30,         September 30, 1998
                                                       ---------------------       ----------------------       ------------------
                                                         1998          1997        1998           1997
                                                         ----          ----        ----           ----
                                                                              (As Restated)                        (As Restated)
Cash flows from financing activities:

Proceeds from issuance of notes payable                                                                                 515,500
Repayment of notes payable                                                                                         $   (515,500)
Proceeds from issuance of common stock               $   82,299   $    30,689   $   526,502    $   71,253            28,604,528
Share issuance expenses                                                             (20,000)                         (2,547,697)
Purchase of treasury stock                              (10,312)                    (10,312)                            (10,312)
Proceeds of issuance from loans payable                                             600,000                           1,425,850
Repayment of loan payable                               (25,988)       (8,888)      (66,872)      (28,952)             (170,011)
Repayment of capital lease obligations                  (10,969)       (8,332)      (30,626)      (26,407)              (60,120)
                                                      ---------      --------       -------      --------           -----------
Net cash provided by financing activities                35,030        13,469       998,692        15,894            27,242,238
                                                      ---------      --------       -------      --------           -----------
Net increase (decrease) in cash
 and cash equivalents                                  (573,175)   (1,030,255)  (11,205,270)   (2,948,135)              745,423

Cash and cash equivalents at beginning of period      1,318,598     5,535,349    11,950,693     7,453,229
                                                     ----------   -----------    ----------    ----------           -----------
Cash and cash equivalents at end of period           $  745,423   $ 4,505,094   $   745,423   $ 4,505,094           $   745,423
                                                     ----------   -----------   -----------    ----------           -----------


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


NON-CASH COMPENSATION EXPENSE

         During the fourth quarter of 1997, the Company granted warrants to purchase an aggregate of 240,000 shares to three executive officers. The vesting of such warrants is contingent upon the occurrence of certain events. At December 31, 1997, the Company determined the likelihood of these events occurring was probable and recorded compensation expense of approximately $42,000 in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. During the nine months ended September 30, 1998, several of these events occurred sooner than expected resulting in the re-measurement of compensation expense as of the date the event took place. The Company has restated its financial statements for the nine months ended September 30, 1998 to record additional non-cash compensation expense of $670,000. The effect of this non-cash compensation expense adjustment would be to increase the net loss for the nine months ended September 30, 1998 by $.12 per share and cumulative from March 12, 1991 (inception) to September 30, 1998 of $.21 per share.

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