Form 10-K
period 1998-12-31
ORTEC INTERNATIONAL INC
filed 1999-03-31
CIK 889992

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   ----------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.001 par value
     Class B Warrants to Purchase Shares of Common Stock at $15 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                   ----------

The number of shares outstanding of the Registrant's common stock is 6,171,120 (as of 3/22/99). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $50,421,483 as of March 22, 1999, based upon a closing price on such date of $10.50, as listed on the Nasdaq SmallCap Market.

DOCUMENTS INCORPORATED BY REFERENCE - None

================================================================================

                           ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1998

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----

Facing page

Part I

Item 1.     Business ......................................................   1


Item 2.     Properties.....................................................  12

Item 3.     Legal Proceedings ............................................  None

Item 4.     Submission of Matters to
            a Vote of Security Holders ..................................   None

Part II

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters.................................  12

Item 6.     Selected Financial Data.........................................  15

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  15

Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk...................................................  None

Item 8.     Financial Statements and Supplementary Data.....................  21

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................  None

Part III

Item 10.    Directors and Executive Officers of the Registrant..............  21

Item 11.    Executive Compensation..........................................  26

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...........................................  29

Item 13.    Certain Relationships and Related Transactions..................  31

Part IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.........................................  34

Signatures..................................................................  36

Financial Statements.......................................................  F-1

                                     PART I

Item 1. BUSINESS

General

      Ortec International, Inc. (the "Company") is a development stage biomaterial and cell culture biotechnology company that has developed a patented technology, Composite Cultured Skin ("CCS"), that acts as a biologically active dressing that stimulates the repair, replacement and regeneration of human skin. The Company's product is intended to be utilized for the treatment of numerous skin wounds, including partial thickness burns, venous statis ulcers and diabetic ulcers, damage from Epidermolysis Bullosa disease, as well as the treatment of autograft donor sites (which are areas of a patient's body from which the patient's skin is taken to cover a wound at another part of such patient's body).

      CCS's permeable, bi-layer structure utilizing a collagen-based scaffolding (framework) containing immature dermal and epidermal cells (which comprise the two major layers that form the human skin) stimulates rapid regeneration and remodeling of human skin. When CCS is applied to the wound site, it produces a mix of growth factors that stimulate wound closure.

      The Company has received approval from the Food and Drug Administration ("FDA") to conduct human clinical trials for the application of its Composite Cultured Skin in the treatment of the following indications: (i) partial thickness burns (also known as "second degree burns"), which are burns that do not extend through the entire dermis; (ii) donor sites, which are those areas of the patient's body from which healthy skin is taken ("autograft") and transplanted onto a wound site, thereby creating an additional wound at the donor site which then has to be covered; (iii) Epidermolysis Bullosa ("EB"), which is a rare congenital disease resulting in skin fragility and sloughing; and (iv) venous ulcers, which are non-healing skin wounds on the lower legs resulting from stagnant circulation from ineffective leg veins. In addition, in the second quarter of 1999 the Company also expects, subject to FDA approval, to initiate patient enrollment for a human clinical trial using CCS in the treatment of diabetic foot ulcers, which are wounds on the bottom of the feet of diabetic patients. See "Forward Looking Information."

      In the third quarter of 1999, the Company expects to file an application with the FDA for a Humanitarian Device Exemption ("HDE"), which, if approved, would allow the Company to begin marketing CCS for the treatment of EB patients by the end of 1999. See "Forward Looking Information."

      Another application on which the Company has focused is the treatment of donor site wounds. The Company conducted a donor site pilot study which was completed in the fourth quarter of 1998. During the second quarter of 1999, the Company plans to initiate patient enrollment for a pivotal donor site trial. See "Forward Looking Information."

      The human clinical trial program for the treatment of partial thickness burn patients was conducted on 29 patients at a number of hospitals, after which patient enrollment was closed. The Company expects to evaluate the results of such operations after the 12 month follow-up period for the last of those 29 patients in June 1999. See "Forward Looking Information."

      The Company's technology was developed by Dr. Mark Eisenberg, a physician in Sydney, Australia. Dr. Eisenberg, an officer and director of the Company and one of its largest shareholders, has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty years, focusing primarily in treating the symptoms of a rare disease called Epidermolysis Bullosa ("EB"). In 1987, through his work on EB, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which were successfully applied as an allograft (a transplant other than with the patient's own skin) on an EB patient. Dr. Eisenberg continued his research which eventually led to the development of the Company's CCS -- a biologically active dressing which consists of both the dermal and epidermal layers.

      Dr. Eisenberg received a U.S. patent for the Company's CCS in February 1994, which was reissued in December 1996, as a composite living skin comprising an epidermal layer and a layer of non-porous collagen and a dermal layer in a porous cross-linked collagen sponge matrix. Dr. Eisenberg assigned his patent for the CCS technology to the Company in April 1998. The Company has also been granted foreign patents in Europe, as well as in Australia and New Zealand, Israel, Japan, Thailand, Russia and South Africa. The Company is prosecuting patent claims in China and Canada. One of the Company's competitors recently filed an Opposition with the European Patent Office challenging the validity of the Company's patent in Europe. The Company's patent counsel is now preparing the Company's response. The Opposition in Europe is not expected to be resolved for at least two years. While the result in Europe will not affect the validity of the Companys patent in the United States, there can be no assurance that the United States patent will not be successfully challenged in court or in further U.S. Patent Office proceedings. Nor can there be any assurance that any United States or foreign patents will provide any commercial benefits to the Company.

      The Company's immediate focus is targeted at products to treat skin wounds and diseases; however, the Company believes that there is an opportunity to apply its core technologies to repair selected structural tissues such as tendon, ligament, cartilage, bone and blood vessels. In order to achieve its objectives, the Company has identified five strategic initiatives: (i) developing a commercial manufacturing operation; (ii) seeking a corporate sales and distribution partner; (iii) implementing a plan to operate in a managed care/reimbursement environment; (iv) continuing its human clinical trials based on its regulatory strategy; and (v) continuing its research and development. See "Forward Looking Information."

      The Company is currently engaged in the process of exploring the viability of establishing a strategic alliance to enhance its competitive position in the marketplace and to provide the Company with substantially greater economic resources and production and distribution capabilities than those currently available. There can be no assurance, however, as to if or when such strategic alliance will be formed, or that if the Company succeeds in forming an alliance, that such alliance will result in the production and/or commercial sale of the Company's product on a profitable basis.

      To date, the Company -- as a development stage company -- has not sold any products. Its activities have been limited to human clinical tests of its product and research and development. From its inception in March 1991 through December 31, 1998, the Company spent an aggregate of $6,467,129 for human clinical trials and research and development, which figure does not include employee salaries.

      The Company was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring the Company's skin replacement product from Dr. Eisenberg and in order to develop, test and market it.

Background

      Human skin is composed of cells and matrix proteins that are tough yet flexible and protect the body against abrasion, water loss, and infection. For cells to function normally within tissues, the cells must interact with the proteins that surround them. When certain tissues become damaged, normal healthy cells attempt to repair the deficient site by moving into the damaged area, dividing, and depositing new matrix proteins that very often result in scars, which do not function like normal tissue since the area is surrounded by excessive amounts of matrix proteins.

      In the case of burns, wounds and other skin diseases, where the human body cannot repair the tissue by spontaneous healing, there are several medical treatments that are available, but no treatment that provides completely satisfactory results. For EB, the conventional approach is cleaning and disinfecting the site, and then moisturizing; while for skin ulcers, the conventional treatment after cleaning and disinfecting is compression therapy. Another alternative is the use of biomaterials (such as metals, ceramics and plastics) as permanent implantable devices; however, these devices degrade after years in the body, potentially compromising long-term performance. Another alternative is the transplantation of tissues taken from human donors; such an approach, however, is restricted by the shortage of such tissues, the difficulty and expense of transportation, the risk of rejection, the danger of disease transmission and the requirement, in certain cases, for life-long use of immuno-suppressant drugs.

      Another approach is grafting of a patient's own tissue ("autograft transplant"). Physicians have for years been using skin transplanted from one site of a patient's body onto a wound site that no longer has the capacity to heal spontaneously. This approach causes damage to the site where the healthy tissue is harvested and is of limited use for severely wounded patients who have a minimal amount of healthy tissue for grafting. Burn wound clinicians have sought to replace autograft transplants with substitute synthetic or natural materials ("allografts") which would eliminate the medically undesirable problems that accompany autograft transplants, such as creation of additional wound sites at the areas of the body from which the healthy skin is taken. Another approach that has been developed in recent years is the replication of human skin in a laboratory setting in order to create an artificial skin that can be transplanted onto diseased or injured patients. Major problems encountered by scientists include the rejection of the artificial skin by the patient's immune system and significant contraction of the transplant after healing, causing cosmetically undesirable scarring.

The Company's CCS Process

      Description of the Production Process. Utilizing the approach of using human skin components, the Company has developed its CCS product for the repair and regeneration of human skin. CCS is an engineered human skin-like dressing composed of a bi-layered collagen sponge seeded with the same cells that comprise human skin. CCS cells are derived from infant foreskin obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and allow for enhanced proliferation and rapid remodeling of the human skin. The epidermis is separated from the dermis and each of these layers is treated to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. The fibroblast and keratinocyte cells are grown in culture then frozen and stored as a cell bank, ready for use. Prior to the use of each cell bank, extensive testing and screening in accordance with the FDA guidelines are conducted on the cells to ensure that the cells are free of presence of bacterial contaminants, viruses and pathogens, tumorgenicity or other transmittable diseases. Both the dermal fibroblast and epidermal keratinocytes cells are separately cultured to reproduce a large number of individual, identical cells. The dermal fibroblast cells are then applied to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and the epidermal keratinocytes cells are grown on a separate non-porous layer of collagen. This composite matrix is then incubated and supplied with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layer of keratinocyte cells and bottom layer of fibroblast cells, together, constitute the proprietary CCS, which is then delivered to customers in a "fresh" state.

       Although the Company's CCS has a shelf life of three days, the Company is also conducting research in order to provide its customers with a frozen CCS product that will have an extended shelf life. The Company is developing a cryopreservation process which it expects to provide a shelf-life of approximately six months and which will provide a "user-friendly" method for preparing CCS for application on the patient's wound. To date, the Company has conducted more than 30 in vitro tests of its cryopreservation process which have demonstrated that the cryopreserved product provides equal or better cell viability as compared to the fresh CCS product. In November 1998, the Company started a progressive stability study and a series of pre-clinical trials using cryopreserved CCS. The initial trials demonstrated the appearance of regenerated epidermis and wound healing rate consistent or better than that of the Company's fresh CCS. The Company plans to submit an application to the FDA for an IDE in the second quarter of 1999 to demonstrate equivalency between the fresh and the cryopreserved CCS. However, there can be no assurance that the Company will be successful in developing or manufacturing a commercially-viable cryopreservable product or that such product will receive regulatory approval. See "Forward Looking Information."

      Application. The Company's CCS is not a skin transplant but rather a biologically active dressing which, the Company believes, provides an optimal environment for stimulating accelerated skin regeneration and wound healing by utilizing a replica of human skin to encourage the migration of the patient's own skin cells into the wound. The possibility of rejection of CCS is mitigated because certain cell types are enzymatically removed and the entire allograft CCS lasts only approximately two weeks before it is absorbed by the body.

      The Company believes that its bi-layered structure using a porous collagen matrix is a key product differentiation and one which the Company believes provides a superior vehicle for skin regeneration and wound healing. The Company believes that CCS, as a biologically active dressing, optimizes the delivery of a mixture of growth factors from the CCS's immature cells that stimulate the patient's own natural healing system. The open collagen structure allows the immature, highly proliferative donor cells to divide and migrate into the wound site, as well as to hasten re-vascularization. Over the course of approximately 7-14 days, CCS is absorbed by the body and is replaced by the patient's own skin, at which time additional CCS patches could be applied if necessary. The Company believes CCS induces faster wound healing and reduces pain and complications generally associated with open wounds. Furthermore, the Company believes donor sites treated with CCS tend to be ready for recropping earlier than sites treated with the current standard of care. The Company believes that CCS constitutes a cost effective alternative to conventional standards of wound care. The conventional treatment for acute wounds, burns and donor sites can be expensive and requires multiple doctor visits and potentially lengthy hospitalization. Because of the more rapid healing process expected from treatment using CCS, the Company believes length of hospital stays and the number of follow up visits to doctors may be reduced substantially. See "Forward Looking Information."

Regulatory Process and Clinical Trials

      Regulatory Framework. The Company is subject to extensive government regulations. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale.

      Pursuant to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in the United States. The Company's CCS is subject to regulation as a medical device. Prior to commercial release of the Company's product, issuance of pre-market approval ("("PMA") ") by the FDA will be required. A PMA entails proof of non-toxicity, safety and efficacy in human clinical trials. Pre-market approval is a lengthy and expensive process and there can be no assurance that such PMA will be obtained by the Company.

      To obtain pre-market approval, the Company must submit a PMA application, supported by extensive data, including human clinical trial data, and documentation to prove the safety and efficacy of the device. Pursuant to applicable regulations, the FDA has 180 days to review a PMA application during which time an advisory committee usually evaluates the application and makes recommendations to the FDA. While the FDA has responded to PMA applications within that time period, reviews usually occur over a significantly protracted period of twelve to twenty-four months. Many devices are never cleared for marketing.

      If human clinical trials of a proposed device are required and the device presents significant risk, the manufacturer or distributor of the device will have to file an Investigative Device Exemption ("IDE") application with the FDA prior to commencing such trials. The IDE application must be supported by data, including the results of animal and other testing. If the IDE application is approved, human clinical trials may begin. The human clinical trials may consist of two stages: the first is a pilot trial, in which a small group of patients is tested in order to establish safety; the second, a pivotal trial, requires testing of a larger population to establish non-toxicity, safety and efficacy.

      The Company has developed rigorous internal standards for testing and compiling data necessary for FDA filings. The Company conducts pilot tests for all the indications prior to filing applications with the FDA for pivotal trials. The Company assumes that this process will allow it to submit more clearly defined protocols to the FDA, thereby clearly defining the clinical objectives the Company wishes to support in the pivotal trial phase. In addition, the Company is engaged in an ongoing dialogue with the FDA in an effort to manage the approval process both effectively and efficiently.

      Regulatory Strategy. In April 1998, the FDA designated CCS as a Humanitarian Use Device ("HUD") for the use of CCS in the treatment of EB patients. The Company plans to apply in the third quarter of 1999 for a Humanitarian Device Exemption ("HDE"), and, if granted, the Company will be able to begin commercially marketing CCS for the treatment of EB patients in a shorter time period than is normally required for the full PMA process. The Company elected to pursue the EB market first in order to receive priority approval from the FDA and accelerate CCS' market introduction. In addition, the Company believes that the timing of its market entry for other applications may also be assisted by recently introduced FDA guidelines, which have expedited the approval process for medical devices. However, the Company has not factored these new guidelines in calculating the time it expects to commence any commercial sale of its products. See "Forward Looking Information."

      Clinical Trials. Prior to beginning clinical trials in the U.S., from 1988 through 1994, 37 operations were conducted in Sydney, Australia, using CCS. Five of those operations were performed on burn patients and four operations were performed to remove tattoos. The remaining 28 operations were performed to treat the symptoms of EB. In December 1998, the results of these 28 operations were described in an article by Dr. Mark Eisenberg and the surgeon who performed all the operations, Dr. Don Llelwyn, which was accepted for publication in the British Journal of Plastic Surgery. Thirteen of these operations on EB patients used CCS as a total or partial substitute for autografts in donor site wounds, and the remaining 15 used CCS as replacement for skin removed during hand reconstruction surgery. The results, as reported, concluded that the performance of CCS was equal or superior to autografts in those twenty eight EB patients. Notwithstanding the foregoing, none of the operations conducted in Australia were performed in accordance with FDA approved protocols, and the Company does not intend to use these results as part of the FDA required human clinical trials. However, these results were used as safety data in support of the granting of the Company's original IDE for the treatment of partial thickness burn patients.

      The Company has received approval from the FDA to conduct human clinical trials for the application of CCS in the treatment of the following indications: partial thickness burns, donor sites, EB and venous ulcers. The Company intends to request approval from the FDA to begin clinical trials using CCS for diabetic foot ulcers in the second quarter of 1999. See "Forward Looking Information."

      EB. In October 1996, the Company submitted to the FDA a physician IDE to evaluate the effect of CCS for the treatment of chronic ulcers on patients with EB. In November 1996, the Company initiated patient enrollment in this trial. The Company was granted a Humanitarian Use Device designation for this clinical trial in April 1998, and completed the pilot study enrollment and patient follow-up in July 1998. The Company is using the results from the application of CCS for 12 patients who participated in this trial to support its HDE application which it expects to file with the FDA during the third quarter of 1999. These trials were conducted at the Rockefeller University Hospital in New York, pursuant to the hospital's protocol approved by the FDA. The Company anticipates, subject to FDA approval, having CCS commercially available for treatment of EB patients by the end of 1999. See "Forward Looking Information."

      Autograft Donor Sites. In June 1998, the Company submitted an application to the FDA for an IDE for a pilot clinical trial for the treatment of autograft donor site wounds with CCS. An enrollment of patients for the pilot clinical trial commenced in August 1998 and was completed in October 1998. To date, eight patients have been treated in the pilot study. The Company has submitted an application to the FDA for a pivotal clinical trial for the treatment of donor site wounds. Enrollment for such pivotal trial is expected to commence in the second quarter of 1999. This pivotal study is planned to be conducted at approximately 12 hospitals and involve approximately 75 patients with six months of follow up. See "Forward Looking Information."

      Venous Ulcers. In November 1998, the Company submitted to the FDA an application for an IDE for a pilot clinical trial for the treatment of patients with venous ulcers. After having received FDA clearance for this study in November 1998, the Company initiated the pilot study enrollment. The pilot study is anticipated to include 40 patients at eight clinical sites with 12 months of follow-up. The Company anticipates completing patient enrollment for the pilot trial in the second quarter of 1999 and submitting an application to the FDA for a pivotal trial 12 months thereafter. See "Forward Looking Information."

      Diabetic Ulcers. The Company plans to submit to the FDA an application for an IDE for a pilot clinical trial for the treatment of diabetic ulcers, and to initiate the patient enrollment therefor, subject to FDA approval, during the second quarter of 1999. The pilot study is anticipated to include up to 30 patients with 12 months of follow-up. The Company anticipates completing enrollment during the fourth quarter of 1999, and to submitting an application to the FDA in the second quarter of 2000 for a pivotal clinical trial. See "Forward Looking Information."

      Partial Thickness Burns. In March 1992, the Company submitted an application for an IDE for a clinical trial for partial thickness burns. In March 1994, the Company commenced a human clinical trial in the United States, under protocols approved by the FDA, to evaluate the effectiveness of the Company's CCS on burn patients. To date, the Company tested 29 patients in the study, employing four active burn centers, primarily Columbia Augusta Medical Center in Augusta, GA. The Company closed patient trial enrollment in June 1998, and plans to complete the 12 month follow-up of the 29 treated patients by the end of the second quarter of 1999. See "Forward Looking Information."

FDA Consultants

      The Company has retained The PHOENIX Clinical Research Management Co., Inc. ("The Phoenix") as its Contract Research Organization ("CRO"). The Phoenix, with offices in New Jersey and California, has significant experience in managing wound care products. Its responsibilities will include assisting in clinical trial management, designing protocols and case report forms, clinical site selection and initiation, monitoring of patient enrollment, data review and collection. On behalf of its other clients, The Phoenix has conducted multi-center clinical trials in all phases across a broad spectrum of therapeutic areas involving over 30,000 patients for both major pharmaceutical and biotechnology companies, as well as small development stage companies.

      In addition to The Phoenix, the Company has retained Robert J. McCormack, Ph.D., Vice President, Regulatory Affairs of Target Research Associates, a full service CRO. Dr.

McCormack has fifteen years of extensive experience in regulatory affairs, both in industry and CROs, and has been advising the Company on regulatory matters for the past five years. Dr. McCormack's primary responsibilities include advising on and implementing the Company's FDA and regulatory strategy, interacting directly with the FDA, arranging and conducting meetings with the FDA and the preparing and reviewing of all regulatory documents and submissions.

Research

      Most of the research and development for the Company's proprietary technology is performed at the Company's laboratory in New York City and at its laboratory in Sydney, Australia. In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting further development of a second generation collagen matrix to be used for the production of CCS. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. Under the current terms of the contract, the Company is required to contribute $60,000 of the research project costs with the remainder of the costs borne by the New Jersey Commission of Science and Technology.

Patents and Proprietary Rights

      In April 1998, Dr. Eisenberg, the original developer of CCS, assigned his patent for the technology to the Company. Dr. Eisenberg received a U.S. patent for the Company's CCS in February 1994, which was reissued in December 1996 after an unsuccessful challenge by Organogenesis, Inc. The Company's patent expires in 2011 and describes a "composite living skin comprising an epidermal layer and a layer of non-porous collagen and a dermal layer in a porous cross-linked collagen sponge matrix." The Company has also been granted foreign patents in Europe, as well as in Australia and New Zealand, Israel, Japan, Thailand, Russia and South Africa. The Company is prosecuting patent claims in Canada and China. One of the Company's competitors recently filed an Opposition with the European Patent Office challenging the validity of the Company's patent in Europe. The Company's patent counsel is now preparing the Company's response. The Opposition in Europe is not expected to be resolved for at least two years. While the result in Europe will not affect the validity of the Company's patent in the United States, there can be no assurance that such patents may not be successfully challenged in court proceedings. Nor can there be any assurance that any United States or foreign patents will provide any commercial benefits to the Company.

      Several of the Company's competitors, including Organogenesis, Inc., Advanced Tissue Sciences, Inc., Genzyme Tissue Repair Inc., Integra Life Sciences and LifeCell

Corporation, have been granted patents relating to their particular artificial skin technologies. See "Competition".

Competition

      The Company is aware of several companies that are actively engaged in the research and development of products for the replacement and regeneration of skin. There are currently three primary and distinct approaches to the replacement and regeneration of the skin: the acellular (no cell) approach, the cell-based unilayered approach, and the cell based bi-layered approach. The acellular approach uses a non-living substitute for the skin, particularly cadaver skin, collagen or silicone, that is applied to the treated site. The cell-based approaches employ living cells in order to closely replicate human skin cells and stimulate wound repair and tissue regeneration. The unilayered approach, although a cell-based approach, utilizes living cells of either epidermal or dermal cells, but not both. The approach considered by the Company to be the most advanced is the bi-layered, dermal and epidermal approach, which the Company believes more closely replicates human skin and provides the most optimal environment through which to encourage the body's natural healing process.

      Some of the Company's competitors have developed products that are commercially available. The Company believes that many of these companies may have greater financial and other resources than the Company and most of them have conducted and continue to conduct human clinical trials, some of which are at more advanced stages than the Company's human clinical trials.

      The Company's primary competitors include Organogenesis, Inc., of Cambridge, Massachusetts ("Organogenesis"), and Advanced Tissue Sciences, Inc. of La Jolla, California ("Advanced Tissue"), as well as others, all of which have been granted patents relating to their particular skin replacement technologies. The FDA approved Organogenesis' product, which employs the bi-layered approach, in May 1998, and Organogenesis commenced sales of its product through a joint venture with Novartis Pharmaceuticals Corporation in June 1998. Advanced Tissue, through a joint venture agreement with Smith & Nephew PLC, markets Transcyte, a unilayer, non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells, which act as a temporary wound covering for severe burns and as a covering for partial thickness burns. Advanced Tissue's Dermograft product for the treatment of diabetic foot ulcers was rejected by the FDA in June 1998 and additional trials were mandated by the FDA to prove efficacy.

      In addition, in the area of chronic wound healing many well known biotechnology companies are developing products to treat wounds based on the acellular approach. In December 1997, the FDA approved the commercial sale of Johnson & Johnson's Regranex, which is used for the treatment of diabetic skin ulcers.

      Although the Company is not aware of any skin replacement product that has received PMA approval from the FDA, except as set forth above, no assurance can be given that other companies having greater financial resources than the Company will not develop other skin regeneration or wound healing technology that may be more effective than the Company's CCS, or that may make the Company's CCS obsolete.

Production and Supply

      The Company believes that production capacity at the Company's facility in the Audubon Biomedical Science and Technology Park should be sufficient to meet demands for CCS for the initial volume required to supply the EB market. Based on the Company's timetable for CCS' introduction for other indications and projected volumes, the Company plans to construct two new production facilities. The first facility is expected to be validated and approved in the year 2001 to coincide with the Company's expected launch of CCS for the treatment of donor site wounds. This facility will be approximately 50,000 sq. ft. and include a primary processing area with steam sterilization capability, 20,000 sq. ft. of clean, environmentally-controlled manufacturing space, quality assurance and microbiology laboratories, distribution space and offices. Due to the state-of-the-art technology and automated computer-controlled systems anticipated for this facility, this plant is expected to be capable of operating 24 hours per day, 7 days per week, with a production capacity of approximately 400,000-450,000 CCS units per year. The second facility, which is planned to be operational by 2003, would provide adequate capacity for projected domestic and international growth. This additional facility is anticipated to be approximately the same size and of similar design and layout to the initial facility. It is expected to be located strategically to facilitate distribution worldwide. See "Forward Looking Information."

      Any manufacturing, whether by the Company or by a third party manufacturer, for any future commercial scale production of the Company's CCS, will have to be in compliance with the Good Manufacturing Practices as mandated by the FDA.

Employees

      The Company presently employs 47 people on a full-time basis including four executive officers. In addition to its executive officers, the Company employs 40 other persons in New York City and three people at its laboratory in Sydney, Australia, including Dr. Eisenberg. The Company also has four part-time employees, three in New York and one in Australia. The Company anticipates adding additional employees in the area of quality assurance, manufacturing and research and development during 1999. See "Forward Looking Information."

Item 2. PROPERTIES

      The Company occupies 15,000 sq. ft. of new laboratories and offices in Columbia University's Audubon Biomedical Science and Technology Park ("Audubon") in New York City. Construction of the Company's laboratory and office facility occupying 11,000 sq. ft. was completed in July 1996 and became fully operational in November 1996. The Company completed construction of 4,000 sq. ft. of additional laboratory and office space in 1998. The laboratory is utilized for assay development, wound healing research, biomaterial development, bioprocess development, histology and quality assurance testing. Eighteen hundred square feet of the space contains two clean rooms where tissue processing, cell culturing and CCS production is performed.

      The Company pays rent of $28,058 per month for use of all its space at the Audubon facility. The lease provides for increases in the years 2000 and 2001. The Company also granted Columbia a warrant expiring March 10, 2001 to purchase 5,000 shares of Common Stock at an exercise price of $10 per share. The Company has the option to renew the lease for an additional five year term at a modest increase in base rent.

      The Company leases approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, on a month to month basis, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce the Composite Cultured Skin used in the operations conducted in Australia. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US$33,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from non-related third parties.

                                     PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

      From January 20, 1996 to May 28, 1996, the Company's publicly traded securities were traded as units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant (the "Units"), and were listed on the NASDAQ SmallCap Market under the symbol "ORTCU". On May 17, 1996, the components of the Units each became separately tradeable securities. The Common Stock of the Company is currently trading on the NASDAQ SmallCap Market under the symbol "ORTC". The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period from January 1996 through December 31, 1998.


                                             High            Low
1998

Common Stock

      First Quarter                          $ 19 3/4      $ 10 1/4
      Second Quarter                           23            17 1/2
      Third Quarter                            18 1/2         5 3/4
      Fourth Quarter                           17 1/2         8

1997

Common Stock

      First Quarter                          $ 10 3/4      $  6
      Second Quarter                            9             6 3/4
      Third Quarter                            14             8 3/8
      Fourth Quarter                           15            10 7/8

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

Common Stock

      Second Quarter (from May 17, 1996)        6 5/8         4 3/4
      Third Quarter                             7 9/16        5 7/8
      Fourth Quarter                           10 1/2         7 1/2


Security Holders

      To the best knowledge of the Company, at March 10, 1999, there were 164 record holders of the Company's Common Stock. The Company believes that as of March 10, 1999, there were also 1,053 beneficial owners of the Company's Common Stock, most of whose shares are held in "street name."

Dividends

      The Company has not paid, and has no current plans to pay, dividends on its Common Stock.

Recent Sales of Unregistered Securities

      During the fourth quarter of 1998 the Company sold to an affiliated group of three mutual funds 200,000 shares of its Common Stock and three year warrants entitling the holders to purchase an aggregate of 50,000 additional shares of the Company's Common Stock at an exercise price of $12.00 per share. The Company received $2,000,000 in aggregate from such sale. There were no underwriters in such sale and no underwriting commission or discount paid or given. The price for the Company's Common Stock on the Nasdaq SmallCap Market at the time that the purchase price for such shares and warrants was agreed to by the Company and by the purchasers was approximately $11.75 per share.

      During the fourth quarter of 1998 the Company granted to twelve employees seven year options under its Employee Stock Option Plan to purchase an aggregate of 29,000 shares of Common Stock, at an exercise price of $9.00 per share with respect to 18,000 shares and an exercise price of $12.75 per share with respect to 11,000 shares. Such grants were in consideration for services rendered to the Company.

      During the fourth quarter of 1998 the Company granted to two non-employee directors five year options under its Employee Stock Option Plan to purchase an aggregate of 15,000 shares of Common Stock, at an exercise price of $12.4375 per share. Such grants were in consideration for services rendered and to be rendered to the Company.

      During the fourth quarter of 1998 the Company granted to one person five year warrants to purchase an aggregate of 25,000 shares of Common Stock, at an exercise price of $14.00 per share. Such warrants were granted in consideration for consulting services rendered to the Company.

      During the fourth quarter of 1998 the Company granted to three of its executive officers five year options under its Employee Stock Option Plan to purchase an aggregate of 520,750 shares of Common Stock, at an exercise price of $12.125 per share with respect to 230,750 shares and at an exercise price of $12.4375 per share with respect to 290,000 shares. Such options were granted in consideration for services rendered to the Company. Although the exercise of such options was originally contingent upon the occurrence of certain events, all such options became vested on December 29, 1998.

      During the fourth quarter of 1998 the Company granted a seven year option to another one of its executive officers to purchase an aggregate of 82,500 shares of Common Stock, at an exercise price of $9.50 per share. Such option was granted in consideration for services rendered to the Company. The exercise of such option to purchase 77,500 shares was contingent upon the occurrence of certain events none of which has yet occurred. As of March 1, 1999 the portion of such option to purchase 13,750 shares has expired and the events that would cause the option to vest as to 63,750 shares have not yet occurred.

      The grant, offer and sale of all of the securities listed above were sold without registration under the Securities Act of 1933, as amended (the "Act"), as they did not involve any public offering, pursuant to the provisions of
Section 4(2) of the Act.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the related notes and other financial information included elsewhere in this report:

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                         March 12,
                                                                                                                           1991
                                                                                                                      (inception) to
                                                                                                                       December 31,
Statement of operations data                   1994            1995           1996           1997           1998           1998
                                           ------------    ------------   ------------   ------------   ------------  --------------
Revenues - interest income                 $     28,874    $      2,685   $    171,057   $    291,602   $    572,549   $  1,102,366
                                           ------------    ------------   ------------   ------------   ------------   ------------

Expenses
   Research and development                     796,547         573,392        964,864      1,178,836      1,933,877      6,467,129
   Rent                                          21,732          21,732         85,076        166,498        252,397        581,844
   Consulting                                   141,973          34,606        261,633        474,908        908,495      2,140,799
   Personnel                                    333,224         229,183        730,357      1,901,409      4,060,629      7,837,436
   General and administrative                   317,666         161,686        727,192      1,320,488      1,725,201      4,880,061
   Interest and other expense                    92,819           4,809         51,703         75,126       104,,605        294,202
                                           ------------    ------------   ------------   ------------   ------------   ------------

                                              1,703,961       1,025,408      2,820,825      5,117,265      8,985,204     22,201,471
                                           ------------    ------------   ------------   ------------   ------------   ------------

Net loss                                   $ (1,675,087)   $ (1,022,723)  $ (2,649,768)  $ (4,825,663)  $ (8,412,655)  $(21,099,105)
                                           ============    ============   ============   ============   ============   ============

Net loss per share of common stock
   Basic and diluted                       $       (.71)   $       (.42)  $       (.64)  $      (1.01)  $      (1.43)  $      (6.51)

Weighted average common stock outstanding
   Basic and diluted                          2,364,353       2,509,078      4,110,507      4,782,239      5,878,971      3,242,893
                                           ============    ============   ============   ============   ============   ============


Balance sheet data

Working capital                             $     82,431    $ (1,303,948) $ (6,848,650)  $ 12,982,711   $  9,368,901
Total assets                                     845,843         848,470     8,791,925     14,998,414     12,391,039
Long-term debt                                     9,592           1,327       460,774        722,704      1,152,180
Stockholders' equity (deficit)                   522,757        (459,226)    7,716,998     13,716,618     10,390,759


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto. This discussion may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although Ortec International, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its product, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's product, the Company's significant additional financing requirements, the uncertainty of future capital funding, the existence and future development of competing technologies, the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, and other factors detailed in this Annual Report on Form 10-K for the year ended December 31, 1998.

General

      Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, burns, donor site wounds and chronic skin ulcers in Epidermolysis Bullosa ("EB") patients. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") to do so. The Company has incurred a cumulative net loss of approximately $21.1 million as of December 31, 1998. The Company expects to continue to incur substantial and increasing losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

      The Company's revenues consist only of interest income. To date, the Company has received no revenue from the sale of its product, and the Company is not permitted to engage in commercial sales of its product until such time, if ever, as the Company receives requisite FDA and/or other foreign regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

      The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its product and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of its product. The Company anticipates its operating activities will result in substantial net losses for several years more.

      The Company is currently conducting clinical trials of its product in the treatment of autograft donor site wounds, chronic ulcers in patients with EB, venous stasis ulcers and partial thickness burns, and is proceeding to secure FDA approval to conduct a clinical trial to use its product in the treatment of diabetic ulcers.

Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process accounting, payroll, database, network, and software transactions, possible disruption of environmental, lighting, and security controls, possible disruption of copier and fax capabilities, and loss of telephone voicemail messages, in addition to other similar normal business activities.

      The Company plans to install a new network computer system that will be Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts will be completed in 1999.

Results of Operations

Year Ended December 31, 1998 to Year ended December 31, 1997

      Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income increased by approximately $282,000 from approximately $291,000 in 1997 to approximately $573,000 in 1998 because of larger cash and marketable securities balances in 1998 that resulted from sale of common stock

      Research and Development. The Company's research and development expenses for the year ended December 31, 1998 increased to $1.9 million from $1.2 million for the year ended December 31, 1997, which amounts do not include consulting expenses, a significant portion of which was paid for the Company's research and development. Such consulting expenses for research and development amounted to approximately $684,000 in 1998 as opposed to approximately $355,000 in 1997. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of the Company's product. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of the Company's product used in those trials. Future research and development expenses may increase depending on the continued expenses incurred in clinical trials and the costs associated with the Company's manufacturing scale-up and the expansion of its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing.

      General and Administrative. The Company's general and administrative expenses for the year ended December 31, 1998 increased to $1.7 million from $1.3 million for the year ended December 31, 1997. The increase in general and administrative expenses for the year ended December 31, 1998 as compared to the same period in 1997 are a result of (i) the increase in costs associated with professional services received from financial consultants, attorneys and accountants and (ii) the increased overhead costs resulting from the increase in personnel. Future general and administrative expenses may increase as additional personnel are employed, there are increases in corporate development, use of professional services, compensation expense associated with stock options, use of financial consultants and other general corporate matters.

      Personnel. The Company's personnel expenses for the year ended December 31, 1998 increased to $4.1 million from $1.9 million for the year ended December 31, 1997. This increase resulted from the larger number of persons employed by the Company because of its increased research and development, including the conducting of and preparation for clinical trials, and for which additional personnel were also required in administrative positions. Approximately $1.3 million of that increase was attributable to the non cash expense consisting of grants of stock options and warrants. Future personnel costs are expected to increase since the Company intends to expand its clinical trial program for the use of its product in treating different medical indications, possible increase in its other research and development activities, compensation expense associated with the grant of stock options and for corporate administrative personnel.

      Rent. The Company's expenses for rent for the year ended December 31, 1998 increased to $252,000 from $166,000 for the year ended December 31, 1997. The increase in rent expense in 1998 as compared to 1997 is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1998. Future rent expense is expected to increase since the rent expense figure for 1998 reflects rent paid for the Company's additional space for only a portion of that year.

Year ended December 31, 1997 to Year Ended December 31, 1996

      Revenues. As noted above, the Company has no revenues from operations other than interest income. Interest income increased approximately $120,000 from approximately $170,000 in 1996 to approximately $290,000 in 1997 because of larger average cash and marketable securities balances in 1997 that resulted from the sale of common stock.

      Research and Development. The Company's research and development expenses for the year ended December 31, 1997 increased to approximately $1.2 million from approximately $1.0 million for the year ended December 31, 1996, which amounts do not include consulting expenses, a significant portion of which was paid for the Company's research and development. Such consulting expenses for research and development amounted to approximately $355,000 in 1997 as opposed to approximately $262,000 in 1996. The increase in research and development expenses related primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and validating that the Company's new laboratory facilities meet FDA guidelines so that such laboratories could be used to produce the Company's product for use in clinical trials.

      General and Administrative. The Company's general and administrative expenses for the year ended December 31, 1997 increased to approximately $1.3 million from approximately $0.7 million for the year ended December 31, 1996. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the same period in 1996 was the result of (i) the increase in costs associated with professional services received from financial consultants, attorneys and accountants and (ii) the increased overhead costs resulting from the increase in personnel.

      Personnel. The Company's personnel expenses for the year ended December 31, 1997 increased to approximately $1.9 million from approximately $0.7 million for the year ended December 31, 1996. This increase resulted from the larger number of persons employed by the Company because of its increased research and development, including the conducting and preparation for clinical trials, and for which additional personnel were required in administrative positions. Approximately $0.5 million of that increase was attributable to the non cash expense consisting of grants of stock options and warrants.

      Rent. The Company's expenses for rent for the year ended December 31, 1997 increased to $166,000 from $85,000 for the year ended December 31, 1996. The increase in rent expense in 1997 as compared to 1996 was the result of the Company occupying its office and laboratory facility at Columbia University's Audubon Biomedical Science and Technology Park in New York City for a full year in 1997 and for only part of the year in 1996.

Liquidity and Capital Resources

Since inception (March 12, 1991) through December 31, 1998, the Company has accumulated a deficit of approximately $21.1 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997. As of December 31, 1998 the Company had received proceeds from the sale of equity securities of approximately $31.4 million. For the year ended December 31, 1998 the Company used net cash for operating activities of approximately $5.0 million compared to approximately $5.5 million for the same period in 1997. The decrease in cash used in operating activities resulted primarily from (i) a net cash outlay in 1997 of approximately $1.5 million which the Company used to purchase marketable securities with cash it had on hand, as opposed to net cash received of approximately $0.8 million from the sale of marketable securities in 1998 (ii) an increase of approximately $1.3 million attributable to non cash expense consisting of grants of stock options and warrants ($1.9 million in 1998 and $0.6 million in 1997) and (iii) increases in accounts payable and accrued liabilities and depreciation and amortization. In the year ended December 31, 1996, the Company used net cash for operating activities of $2.2 million. The increase in net cash used in operating activities in 1997 as opposed to 1996 resulted primarily from a net loss in 1997 that was approximately $2.2 million greater than the net loss in 1996. In the future the amount of cash needed for operating activities is expected to increase primarily due to an increase in operating activities associated with the continued expansion of preclinical testing and clinical trials, the increase in research and development programs and personnel and the increase in general corporate activities.

      In the year ended December 31, 1998 the Company realized cash provided by its financing activities of approximately $6.1 million as compared to cash provided by its financing activities of $8.0 million in 1997. The lesser amount of cash received from financing activities is accounted for by the larger amount of net proceeds received by the Company from issuance of Common Stock in 1997 ($7.8 million) than in 1998 ($5.7 million;

of which $2.4 million were proceeds from the sale of shares of common stock at the end of 1997 which were received by the Company at the beginning of 1998) and modest increases of amounts in the repayment of capital lease obligations, repayment of notes payable and for the purchase by the Company of its own Common Stock, offset by an increase in proceeds from loans of $600,000 in 1998 compared to $325,850 in 1997. In the year ended December 31, 1996 the Company realized net cash from its financing activities of approximately $10.6 million, much of which was the proceeds from the initial public offering of its securities and the remainder from sales of its common stock in a private placement offering.

      The Company invested a total of approximately $1.1 million in property, plant and equipment during 1998 compared to approximately $300,000 during 1997. The increase is directly related to costs incurred for the expansion of the Company's laboratory and office space as well as the purchase of equipment for this space. In the year ended December 31, 1996 the Company invested $884,093 in building its then new laboratory and office at the Audubon Biomedical Science and Technology Park in New York City and an aggregate of $63,000 for patent applications and a deposit. The Company expects to continue to purchase property and equipment in the future as it expands its preclinical, clinical and research and development activities. Since inception, the Company has entered into capital lease agreements for approximately $118,900 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

      The Company's capital funding requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

      The Company is likely to require substantial funding to continue its research and development activities, preclinical testing and clinical trials and manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical testing and clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP, dated February 19, 1999.

                                    PART III

Item 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

      The directors and executive officers of the Company are as follows:


Name                        Age    Position
----                        ---    --------

Steven Katz, Ph.D.          54     President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Dr. Mark Eisenberg          61     Senior Vice President, Research and
                                   Development and Director

Ron Lipstein                43     Secretary, Treasurer, Chief Financial
                                   Officer and Director

Alain M. Klapholz           42     Vice President, Operations and Director

William Schaeffer           51     Chief Operating Officer

Joseph Stechler             47     Director

Steven Lilien, Ph.D.        51     Director


      Steven Katz, a founder of the Company, has been a director of the Company since its inception in 1991 and was elected chairman of its Board of Directors in September 1994. He has been employed by the Company since 1991. Dr. Katz has also been a professor of Economics and Finance at Bernard M. Baruch College in New York City since 1972. He has a Ph.D. in Finance and Statistics as well as an MBA and MS in Operations Research, both from New York University.

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

      William Schaeffer has been employed by the Company since May 1998 as its Chief Operating Officer. Prior to joining the Company, Mr. Schaeffer was employed by Johnson & Johnson for more than 25 years. His last position was Vice President, Quality Assurance Worldwide for Johnson & Johnson's Cordis, Inc., where he was also a member of its Management Board. Mr. Schaeffer has also held senior management positions at Johnson & Johnson's Ethicon, Inc., Johnson & Johnson Cardiovascular and Ortho Diagnostics, Inc. His responsibilities have included process development, manufacturing and quality assurance for a broad range of medical devices developed, produced and distributed by Johnson & Johnson.

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

      Steven Lilien was elected a director of the Company in February 1998. He has been chairman of the accounting department of Bernard M. Baruch College in New York City for the past eleven years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an M.S., both from New York University.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors. Non-employee Directors of the Company are compensated for their services and attendance at meetings through the grant of options pursuant to the Company's Employee Stock Option Plan.

The Committees

      The Board has an Audit Committee and a Stock Option Committee. The Board of Directors does not have a Compensation Committee or a Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.

      Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The current members of the Audit Committee are Messrs. Lilien, Stechler and Lipstein, with Dr. Lilien serving as Chairman of the Audit Committee.

      Stock Option Committee. The Stock Option Committee determines the persons to whom options are granted under the Company's Stock Option Plan and the number of options to be granted to each person, except that the Committee has no authority to grant options to employees who are also directors, such authority being reserved to the entire Board of Directors. The current members of the Stock Option Committee are Messrs. Stechler, Katz and Lipstein.

Attendance at Meetings

      In 1998 the Board of Directors, the Stock Option Committee and the Audit Committee each met or acted without a meeting pursuant to unanimous written consent, nine times, eleven times and one time, respectively.

Eisenberg Consulting Agreement

      Pursuant to a consulting agreement (the "Consulting Agreement") dated June 7, 1991, as amended on September 1, 1992, between the Company and Dr. Eisenberg, the Company has retained the services of Dr. Eisenberg as a consultant until August 31, 2005.

      Under the Consulting Agreement, Dr. Eisenberg is required to devote 20 hours per week to the Company. The Company pays Dr. Eisenberg an annual fee at the rate of $73,000. Dr. Eisenberg's fee is subject to annual increases based on certain formulas.

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

Scientific Advisory Board

      The Company has secured medical doctors expert in dermatology and surgery and an expert in the field of development of biomedical and other health care products to serve on the Company's Scientific Advisory Board to advise the Company in the further development of its technology and to provide guidance for the Company's research strategy. The following persons are serving on the Company's Scientific Advisory Board:

      Dr. Robert L. McCauley - Chairman of the Company's Scientific Advisory Board. Dr. McCauley is Chief of Plastic and Reconstructive Surgery at Shriners Burn Hospital in Galveston, Texas. Dr. McCauley is a consultant to the FDA's General and Plastic Surgery Device Panel, having previously served as a member of the FDA's General Plastic Surgery Device Panel Advisory Committee. Dr. McCauley is Professor of Surgery in the Division of Plastic Surgery and Professor in the Department of Pediatrics at the University of Texas Medical Branch (in Galveston, Texas) and Medical Director of its tissue bank. Dr. McCauley has extensive experience in the treatment of burns and skin wounds and has lectured and published widely on those subjects.

      Dr. Richard Kronenthal - The Company retains Dr. Kronenthal as a consultant at a minimum annual fee of $60,000. As part of his consulting services, Dr. Kronenthal has taken the major responsibility in directing the Company's research and development efforts. Prior to 1989, Dr. Kronenthal was employed by Ethicon, Inc., a division of Johnson and Johnson, for more than 30 years, the last four years as Ethicon's director of research and development. Prior to his retirement in 1989, Dr. Kronenthal was responsible for Ethicon's development of a variety of successful surgical products. During his more than thirty years with Ethicon, Dr. Kronenthal held increasingly responsible positions involving the worldwide commercialization of products derived from collagen, as well as synthetic absorbable and other materials. Since 1989, Dr. Kronenthal has been president of Kronenthal Associates, Inc., which provides technical and business consulting services for investors and companies in the health care field.

      Dr. Joseph McGuire - Professor of Dermatology and Pediatrics at Stanford University School of Medicine.

      Dr. Andrew Salzberg - of the Westchester Medical Center and Co-Director of its Burn Unit. Dr. Salzberg is a plastic surgeon with extensive experience in skin grafts.

      Dr. McCauley serves as the Chairman of the Company's Scientific Advisory Board without compensation. The Company compensates the other two members of its Scientific Advisory Board other than Dr. Kronenthal for their time and expenses only, with minimum payments of $5,000 per year to each member. The Company has granted to the following members of its Scientific Advisory Board warrants to purchase shares of the Company's Common Stock at exercise prices ranging from $9.425 to $10 per share: (i) to Dr. Salzberg, warrants expiring in August 1999 to purchase 2,660 shares, (ii) to Dr. McGuire, warrants expiring in April 2000 to purchase 2,000 shares and (iii) to Dr. Kronenthal, warrants expiring in March 2000 to purchase 2,000 shares. In addition, on April 1, 1996, the

Company granted non-incentive stock options to Dr. Salzberg to purchase 10,000 shares, and to Dr. Kronenthal to purchase 7,500 shares, at an exercise price of $6.00 per share. Such options expire on April 1, 2001 and were granted for consulting services rendered by Drs. Salzberg and Kronenthal to the Company.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

      To the best of the Company's knowledge, (i) Dr. Steven Katz and Messrs. Ron Lipstein and William Schaeffer each failed to file on a timely basis with the Securities and Exchange Commission during the fiscal year ended December 31, 1998, one report on Form 4, Mr. Schaeffer having been late in reporting one transaction, and Dr. Katz and Mr. Lipstein having each been late in reporting two transactions, and (ii) Mr. Schaeffer and Dr. Steven Lilien each failed to file on a timely basis with the Securities and Exchange Commission during the fiscal year ended December 31, 1998, one report on Form 3, reporting one late transaction each. Each of such individuals are executive officers and/or directors of the Company. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed in the fiscal year ended December 31, 1998 were timely filed.

Item 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the compensation paid by the Company during the three fiscal years ended December 31, 1998, 1997 and 1996 to the Chief Executive Officer and the Company's other executive officers whose cash compensation exceeded $100,000 (the "Named Officers").

                           Summary Compensation Table

                                                                                     Long Term Compensation

                                   Annual Compensation                          Awards                     Payouts
                                   -------------------                          ------                     -------

Name &                                          Bonus       Other     Restricted       Stock           All           Other
Principal Position        Year   Salary ($)      ($)         ($)      Stock Awards  Option Plan(#)  Payouts($)   Compensation
------------------        ----   ----------      ---         ---      ------------  --------------  ----------   ------------
Steven Katz               1998   200,000                   9,000*                      230,750         --             --
Chairman, CEO and
 President                1997   130,000       45,000      8,400*        --            155,000          --            --

                          1996   162,451(1)        --      8,100*        --             50,000          --            --

Ron Lipstein              1998   165,000                   9,000         --            220,000          --            --
Secretary, Treasurer,
 CFO and Director         1997   115,000       30,000      8,400*        --             80,000          --            --

                          1996   135,861(1)        --      8,100*        --             25,000         --             --

Alain Klapholz            1998   150,000           --         --         --             70,000          --            --
Vice President &
 Director                 1997   115,000       20,000         --         --             40,000         --             --

                          1996   112,249(1)        --       3,500*                      10,000         --             --

----------

      *     In lieu of health insurance.

      (1) Includes $37,986, $26,923 and $16,265, paid to Dr. Katz and Messrs. Lipstein and Klapholz, respectively, in 1996 for compensation payable to such persons in 1995, but deferred for lack of funds at the Company's disposal in 1995.

Board Compensation

      In November 1998, for services to be rendered by Messrs. Joseph Stechler and Steven Lilien as directors of the Company in 1999, Mr. Stechler and Dr. Lilien were each granted options under the Company's Employee Stock Option Plan to purchase 5,000 shares of the Company's Common Stock. At the same time, for services rendered by him in 1998 as a member of the Stock Option Committee of the Board of Directors, Mr. Stechler was granted an additional five-year option to purchase an additional 5,000 shares of the Company's Common Stock. All such options are exercisable at $12.4375 per share. On February 10, 1998, upon his becoming a director of the Company and for his services as a director in 1998, Dr. Lilien was granted a five-year option under the Company's Employee Stock Option Plan to purchase 3,000 shares of the Company's Common Stock at an exercise price of $12.00 per share.

Option Grants in Last Fiscal Year

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Officers:

                        Option Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------------------
                                                                                    Potential Realizable Value
                                                                                     at Assumed Annual Rates
                             Individual Grants                                      of Stock Price Appreciation
                                                                                        for Option Term
----------------------------------------------------------------------------------------------------------------------
 (a)              (b)              (c)              (d)                 (e)             (f)           (g)

                Number of         % of Total
                Securities       Options/SARs
                Underlying        Granted to        Exercise
               Options/SARs        Employees in    or Base Price     Expiration
   Name         Granted(#)       Fiscal Year(1)     ($/Share)          Date             5%($)         10%($)
   ----         ----------       --------------     ---------          ----             -----         ------
Steven Katz        230,750          35%              $12.13           11/26/03         772,992      1,708,111

Ron Lipstein       220,000          33                12.44           11/24/03         755,975      1,670,508

Alain Klapholz      70,000          11                12.44           11/24/03         240,538        531,535


----------

(1) Options to purchase a total of 673,250 shares of Common Stock were granted to the Company's employees, including the Named Officers, during the fiscal year ended December 31, 1998.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Value

      The following table sets forth certain information regarding options (which include warrants) exercisable during 1998 and the value of the options held as of December 31, 1998 by the Named Officers. None of the Named Officers exercised any options in 1998 nor did they hold any options which were not exercisable at December 31, 1998.


                     Number of Unexercised     Value of Unexercised In-the-Money
                          Options at                        Options
                     Fiscal Year End (All          at Fiscal Year End (All
  Name                   Exercisable)                   Exercisable)(1)
  ----                   ------------                   ---------------

  Steven Katz               420,750                        $690,700

  Ron Lipstein              320,000                        $401,250

  Alain Klapholz            120,000                        $166,875


----------

(1) The difference between (x) the product of the unexercised options and the closing price of the Company's Common Stock on December 31, 1998, as listed on The Nasdaq SmallCap Market, less (y) the product of the unexercised options and the exercise price of such options.

Compensation Committee Interlock and Insider Participation

      The Company does not have a Compensation Committee. The compensation of the Company's executive officers is set by the Board of Directors. Drs. Steven Katz and Mark Eisenberg and Messrs. Ron Lipstein and Alain Klapholz, all of whom are employed by the Company and three of whom are executive officers of the Company, are four of the Company's six directors and participated in the deliberations of the Company's Board of Directors concerning executive officers compensation.

      None of the Company's executive officers serves as a member of the compensation committee or on the board of directors of another entity, one of whose executive officers serves on the Company's Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1999 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                                Amount and
                                Nature of               Percentage of
Name and Address                Beneficial                Outstanding
Of Beneficial Owner            Ownership**               Shares Owned**
-------------------            -----------               --------------
Steven Katz*                     628,362(1)                   9.5%

Mark Eisenberg*                  596,000                      9.7%

Ron Lipstein*                    589,855 (2)                  9.2%

Alain Klapholz*                   415,607 (3)                  6.6%

William Schaeffer*                16,000 (4)                   ***

Joseph Stechler                  950,366 (5)                 14.9%
  15 Engle Street
  Englewood, NJ 07631

Steven Lilien                      8,000 (6)                   ***
  19 Larchmont Street
  Ardsley, NY 10502

Soros Fund Management, LLC       847,500 (7)                 13.7%
  888 Seventh Avenue
  33rd Floor
  New York, NY 10106

Lupa Family Partners             467,400 (8)                  7.6%
  888 Seventh Avenue
  33rd Floor
  New York, NY 10106

Pequot Capital                   824,679 (9)                 13.2%
  Management, Inc.
  354 Pequot Avenue
  Southport, CT 06490


All officers and directors as
  a group (seven persons)      3,204,190 (1-6)               44.1%

* The address of these persons is at the Company's offices, 3960 Broadway, New York, NY 10032

** The number of Shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after March 22, 1999. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***   Less than 1%, based upon information available to the company.

(1) Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 420,750 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

(2) Includes 18,941 shares owned by Dollspart Supply Co., Inc. (a corporation of which Mr. Lipstein is the sole shareholder). Also includes 33,600 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 33,600 shares. Also includes 305,000 shares issuable to Mr. Lipstein and 15,000 to his minor children upon his and their exercise of outstanding options and warrants.

(3) Includes 33,000 shares owned by Mr. Klapholz' minor children. Mr. Klapholz disclaims any beneficial interest in such 33,000 shares. Also includes 120,000 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

(4) Includes 15,000 shares issuable to Mr. Schaeffer upon his exercise of outstanding options.

(5) Includes shares owned by Stechler & Company and 30,000 shares owned by a charitable foundation of which Mr. Stechler and another member of his family are the trustees. Also includes 210,500 shares to be issued by the Company to Mr. Stechler or Stechler & Company upon their exercise of outstanding options or warrants. Does not include 1,314,900 shares held in investment accounts for clients of Stechler & Company. Stechler & Co.'s investment power over such investment accounts may be terminated at any time by such clients.

(6) Consists of shares underlying options granted under the Company's 1996 Stock Option Plan.

(7) 823,800 of the shares of Common Stock are held directly for the account of Quasar International Partners, C.V. ("Quasar"). Soros Fund Management LLC ("SFM LLC") serves as principal investment manager to Quasar and, as such, has been granted investment discretion over the 823,800 shares of Common Stock held for the account of Quasar pursuant to an investment advisory contract entered into with SFM LC, which is terminable within sixty days. The remaining 23,700 shares of Common Stock are held for the account of Quasar Rabbico N.V., a Netherlands Antilles corporation ("Quasar Rabbico"). Quasar Rabbico is a wholly-owned subsidiary of Quasar. Investment discretion granted to SFM LLC by Quasar does not extend to portfolio investments of Quasar Rabbico. Stechler & Company currently exercises investment discretion over the 23,700 shares of Common Stock held for the account of Quasar Rabbico, pursuant to an investment advisory contract which is terminable within sixty days.

(8) Lupa Family Partners ("Lupa") is a New York limited partnership. In his capacity as one of two general partners, Mr. George Soros exercises voting and dispositive power with respect to securities held for the account of Lupa. Stechler & Company currently exercises investment discretion over the shares of Common Stock held for the account of Lupa, pursuant to an investment advisory contract which is terminable within sixty days.

(9) Shares held by three investment funds. The Company believes that Pequot Capital Management, Inc. has sole or shared investment and/or voting power for these shares. Includes 81,153 shares issuable upon exercise of outstanding warrants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

      See "Eisenberg Consulting Agreement" for a description of the consulting agreement between Dr. Mark Eisenberg and the Company.

Extension of Expiration Date of Class B Warrants

      On December 3, 1998, the Company's Board of Directors extended the expiration date of the Company's publicly traded Class B Warrants from January 19, 1999 to May 28, 1999. Mr. Joseph Stechler, a director of the Company, is an owner of Class B Warrants.

Change of Control Agreements

      The Company's Board of Directors has authorized agreements between the Company and its four executive officers in the event of a "change of control" of the Company. In the agreements with Dr. Katz and Messrs. Lipstein and Klapholz "change of control" is defined as a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, but in any event if Messrs. Katz, Lipstein and Klapholz and Dr. Mark Eisenberg no longer constitute a majority of the Company's Board of Directors. The payments to be made to such three executive officers in the event of a change of control of the Company range from 2 to 2.99 times the compensation paid by the Company to such executive in the twelve-month period prior to the change of control. Of the 78,750 options granted to Mr. Schaeffer under the Company's 1996 Stock Option Plan which are still outstanding, options to purchase 63,750 shares at $9.50 per share are exercisable in different amounts only as the Company achieves certain milestones and even after a milestone is achieved, the vesting of the portion of the options exercisable as a result of such milestone being achieved will be deferred for periods ranging from one to four years. The change of control agreement with Mr. Schaeffer will provide that such options which have not already lapsed because the time to achieve the milestone has passed, will vest immediately upon the change of control of the Company. The agreement with Mr. Schaffer will define "change of control" as a merger or consolidation of the Company with another Company or the sale by the Company of all or substantially all of its assets. The change of control agreements with Messrs. Katz, Lipstein and Klapholz will provide that in the event that such change of control occurs, the expiration dates of all options and warrants which have been granted to such executive and which expire less than three years after such change of control, will be extended so that such options and warrants expire three years after such change of control, and that at Messrs. Katz, Lipstein or Klapholz' election, the Company will lend such executive officer upon his exercise of any of his warrants or options, interest free and repayable after three years, the funds needed by such executive officer to pay the exercise price.

      The Company believes that such payments to most, if not all, of these four executive officers will, if they are made, constitute "golden parachute" payments under the Internal Revenue Code and to the extent the change of control payments made to an individual executive officer exceeds the average annual compensation paid by the Company to such executive officer in the five year period prior to such change of control (a) such excess will not be able to be deducted by the Company in calculating its income for income tax purposes and
(b) a special excise tax equal to 20% of such excess will have to be paid by the executive officer receiving such excess payments. The change of control agreements will provide that the Company will pay such excise tax payable by such executive officer.

                           FORWARD LOOKING INFORMATION

      This Annual Report includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future, that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of Management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                            AVAILABILITY OF FORM 10-K

      The Company will provide a copy of its annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, including the Company's financial statements and the financial statement schedules, to any stockholder of the Company and to any person holding warrants or options to purchase shares of the Company's Common Stock, upon written request and without charge. Such written request should be directed to Mr. Ron Lipstein, Secretary, at Ortec International, Inc., 3960 Broadway, New York, NY 10032.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements and Financial Statement Schedules.

            (i)   Financial Statements:

            See Index to Financial Statements.

            (ii)  Financial Statement Schedules

            All financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Financial Statements and Notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operation.

      (b)   Reports on Form 8-K.

            One report on Form 8-K was filed by the Company in the fourth quarter of 1998 reporting the action taken by the Company's Board of Directors extending the expiration date of the Company's publicly traded Class B Warrants from January 20, 1999 to May 28, 1999. No financial statements were included in that report.

      (c)   Exhibits.

Exhibit No. Description
----------- -----------

 3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

 3.2        Original Certificate of Incorporation (1)

 3.3        By-Laws (1)

 4.1        Form of Certificate evidencing shares of Common Stock (1)

            Form of Warrant Agreement for the publicly held Class B Common
 4.3        Stock Purchase Warrants(1)

            Form of Certificate for public Class B Warrants filed as
 4.4        Exhibit B to Exhibit 4.3 (1)

Exhibit No. Description
----------- -----------

10.1 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

10.2 Lease with Columbia University dated March 14, 1996, for space in 3960 Broadway, New York, New York(2)

27*         Financial Data Schedule

----------
*     Filed herewith

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              Registrant:

                            ORTEC INTERNATIONAL, INC.


                              By:   /s/ Steven Katz
                                    ------------------------
                                    Steven Katz, Ph.D.
                                    President and Chief
                                    Executive Officer

Dated:  March 29, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                    Title                               Date
 ---------                    -----                               ----

/s/ Steven Katz               President, Chief Executive          March 29, 1999
------------------------      Officer and Director (Principal
Steven Katz, Ph.D.            Executive Officer)


                              Senior Vice President, Research
------------------------      and Development and Director
Dr. Mark Eisenberg


/s/ Ron Lipstein              Chief Financial Officer,            March 29, 1999
------------------------      Secretary, Treasurer and Director
Ron Lipstein                  (Principal Financial and
                              Accounting Officer)


/s/ Alain M. Klapholz         Vice President, Operations          March 29, 1999
----------------------        and Director
Alain M. Klapholz


/s/ Joseph Stechler           Director                            March 29, 1999
-----------------------
Joseph Stechler


/s/ Steven Lilien             Director                            March 29, 1999
-----------------------
Steven Lilien

                                 Exhibit Index.

[TO BE REVISED]

Exhibit No.    Description
-----------    -----------

[3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

 3.2          Original Certificate of Incorporation (1)

 3.3          By-Laws (1)

 4.1          Form of Certificate evidencing shares of Common Stock (1)

              Form of Warrant Agreement for the publicly held Class B Common
 4.3          Stock Purchase Warrants(1)

              Form of Certificate for public Class B Warrants filed as
 4.4          Exhibit B to Exhibit 4.3 (1)

              Agreement for Consulting Services dated as of June 7, 1991 by
10.2          and between the Company and Dr. Mark Eisenberg (1)

              Lease with Columbia University dated March 14, 1996, for space
10.4          in 3960 Broadway, New York, New York(2)

27*           Financial Data Schedule

----------

*     Filed herewith

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

                            Ortec International, Inc.
                        (a development stage enterprise)



                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----


Report of Independent Certified Public Accountants                   F-2


Financial Statements

       Balance Sheets as of December 31, 1998 and 1997               F-3

       Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1998                                          F-5

       Statement of Shareholders' Equity for the cumulative
          period from March 12, 1991 (inception) to
          December 31, 1998                                          F-6

       Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and, 1996 and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1998                                          F-9

       Notes to Financial Statements                                 F-11 - F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    ORTEC INTERNATIONAL, INC.


We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from March 12, 1991 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from March 12, 1991 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

New York, New York
February 19, 1999

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,


                                    ASSETS               1998            1997
                                                     ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                        $  9,449,679    $  9,532,257
    Cash held at transfer agent                              --         2,418,436
    Marketable securities                                 765,660       1,584,035
    Other current assets                                    1,662           7,075
                                                     ------------    ------------

           Total current assets                        10,217,001      13,541,803




PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                  891,109         602,697
    Office furniture and equipment                        611,624         323,871
    Leasehold improvements                              1,199,407         675,906
                                                     ------------    ------------

                                                        2,702,140       1,602,474
    Less accumulated depreciation and amortization     (1,011,713)       (606,243)
                                                     ------------    ------------

                                                        1,690,427         996,231



OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $64,355 in 1998 and
       $31,047 in 1997                                    451,914         406,166
    Deposits and other assets                              31,697          54,214
                                                     ------------    ------------

                                                     $ 12,391,039    $ 14,998,414
                                                     ============    ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (CONTINUED)

                                  December 31,


         LIABILITIES AND
       SHAREHOLDERS' EQUITY                                    1998            1997
                                                           ------------    ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                  $    387,401    $    183,270
    Accrued compensation                                         40,765         101,553
    Accrued professional fees                                   269,173         109,717
    Accrued interest                                              8,831          57,903
    Capital lease obligation - current                           30,341          43,102
    Loan payable - current                                      111,589          63,547
                                                           ------------    ------------

           Total current liabilities                            848,100         559,092


LONG-TERM LIABILITIES
    Capital lease obligation - noncurrent                         5,516          34,608
    Loan payable - noncurrent                                 1,146,664         688,096
                                                           ------------    ------------

           Total long-term liabilities                        1,152,180         722,704



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; authorized,
       10,000,000 shares; 6,182,220 shares issued,
        6,175,620 shares outstanding, at December 31,
        1998 and 5,760,734 shares issued and outstanding
        at December 31, 1997                                      6,182           5,761
    Additional paid-in capital                               31,550,954      26,397,307
    Deficit accumulated during the development
       stage                                                (21,099,105)    (12,686,450)
    Treasury stock, at cost (6,600 shares at December
       31, 1998)                                                (67,272)           --
                                                           ------------    ------------

                                                             10,390,759      13,716,618
                                                           ------------    ------------

                                                           $ 12,391,039    $ 14,998,414
                                                           ============    ============


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                         CUMULATIVE
                                                                                                            FROM
                                                                                                          MARCH 12,
                                                                                                            1991
                                                             Year ended December 31,                   (INCEPTION) TO
                                               --------------------------------------------------       DECEMBER 31,
                                                  1998                1997               1996               1998
                                               ------------       ------------       ------------      --------------
Revenue
    Interest income                            $    572,549       $    291,602       $    171,057       $  1,102,366
                                               ------------       ------------       ------------       ------------

Expenses
    Research and development                      1,933,877          1,178,836            964,864          6,467,129
    Rent                                            252,397            166,498             85,076            581,844
    Consulting                                      908,495            474,908            261,633          2,140,799
    Personnel                                     4,060,629          1,901,409            730,357          7,837,436
    General and administrative                    1,725,201          1,320,488            727,192          4,880,061
    Interest and other expense                      104,605             75,126             51,703            294,202
                                               ------------       ------------       ------------       ------------

                                                  8,985,204          5,117,265          2,820,825         22,201,471
                                               ------------       ------------       ------------       ------------

       Net loss                                $ (8,412,655)      $ (4,825,663)      $ (2,649,768)      $(21,099,105)
                                               ============       ============       ============       ============

Net loss per share of common stock
    Basic and diluted                          $      (1.43)      $      (1.01)      $       (.64)      $      (6.51)
                                               ============       ============       ============       ============

Weighted average common stock outstanding
    Basic and diluted                             5,878,971          4,782,239          4,110,507          3,242,893
                                               ============       ============       ============       ============


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                             Deficit
                                                                                           accumulated
                                                          Common stock        Additional    during the                     Total
                                                      --------------------      paid-in     development   Treasury     shareholders'
                                                        Shares      Amount      capital        stage        stock          equity
                                                      ----------    ------    ----------    -----------   --------     -------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                            1,553,820    $1,554    $     (684)                               $       870
   First private placement ($.30 cash per share)         217,440       217        64,783                                     65,000
   The Director ($1.15 and $5.30 cash per share)         149,020       149       249,851                                    250,000
   Second private placement ($9.425 cash per share)       53,020        53       499,947                                    500,000
   Share issuance expenses                                                       (21,118)                                   (21,118)
   Net loss                                           $                                       (281,644)                    (281,644)
                                                      ----------    ------    ----------    ----------                  -----------

Balance at December 31, 1991                           1,973,300     1,973       792,779      (281,644)                     513,108

Issuance of stock
   Second private placement ($9.425 cash per share)       49,320        49       465,424                                    465,473
   Stock purchase agreement with the Director ($9.425)
     cash per share)                                      31,820        32       299,966                                    299,998
   Share issuance expenses                                                       (35,477)                                   (35,477)
   Net loss                                                                                   (785,941)                    (785,941)
                                                      ----------    ------    ----------    ----------                  -----------

Balance at December 31, 1992 (carried forward)         2,054,440     2,054     1,522,692    (1,067,585)                     457,161

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)


                                                                                         Deficit
                                                                                        accumulated
                                                       Common stock      Additional     during the                     Total
                                                     ------------------    paid-in      development    Treasury    shareholders'
                                                     Shares      Amount    capital         stage         stock        equity
                                                     ------      ------  -----------    -----------    --------    -------------
        (brought forward)                            2,054,440   $2,054   $1,522,692    $(1,067,585)               $   457,161
Issuance of stock
   Third private placement ($10.00 cash per share)     132,150      132    1,321,368                                 1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)          111,111      111      999,888                                   999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                            21,220       21      199,979                                   200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                              600        1        5,999                                     6,000
   Share issuance expenses                                                  (230,207)                                 (230,207)
   Net loss                                                                              (1,445,624)                (1,445,624)
                                                     ---------   ------   ----------    -----------                -----------
Balance at December 31, 1993                         2,319,521    2,319    3,819,719     (2,513,209)                 1,308,829
Issuance of stock
   Fourth private placement ($10.00 cash per share)     39,451       40      397,672                                   397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)          50,000       50      499,950                                   500,000
   Share issuance expenses                                                    (8,697)                                   (8,697)
   Net loss                                                                              (1,675,087)                (1,675,087)
                                                     ---------   ------   ----------    -----------                -----------
Balance at December 31, 1994                         2,408,972    2,409    4,708,644     (4,188,296)                   522,757
Rent forgiveness                                                              40,740                                    40,740
Net loss                                                                                 (1,022,723)                (1,022,723)
                                                     ---------   ------   ----------    -----------                -----------
Balance at December 31, 1995 (carried forward)       2,408,972    2,409    4,749,384     (5,211,019)                  (459,226)

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                         Deficit
                                                                                       accumulated
                                                  Common stock           Additional     during the                      Total
                                                                          paid-in      development     Treasury     shareholders'
                                                 Shares      Amount       capital         stage          stock          equity
                                                 ------      ------    ------------    ------------    -------      -------------
          (brought forward)                     2,408,972    $2,409     $ 4,749,384    $ (5,211,019)                $    (459,226)

Initial public offering                         1,200,000     1,200       5,998,800                                     6,000,000
Exercise of warrants                               33,885        34          33,851                                        33,885
Fifth private placement ($6.49 cash per share)    959,106       959       6,219,838                                     6,220,797
Share issuance costs                                                     (1,580,690)                                   (1,580,690)
Stock options issued for services                                           152,000                                       152,000
Net loss                                                                                 (2,649,768)                   (2,649,768)
                                                ---------    ------     -----------    ------------                  ------------

Balance at December 31, 1996                    4,601,963     4,602      15,573,183      (7,860,787)                    7,716,998

Exercise of warrants                            1,158,771     1,159      10,821,632                                    10,822,791
Share issuance costs                                                       (657,508)                                     (657,508)
Stock options and warrants issued for services                              660,000                                       660,000
Net loss                                                                                 (4,825,663)                   (4,825,663)
                                                ---------    ------     -----------    ------------                  ------------

Balance at December 31, 1997                    5,760,734     5,761      26,397,307     (12,686,450)                   13,716,618

Exercise of warrants                              221,486       221       1,281,736                                     1,281,957
Stock options and warrants issued for services                            1,920,111                                     1,920,111
Sixth private placement                           200,000       200       1,788,498                                     1,788,698
Warrants issued in Sixth private placement                                  211,302                                       211,302
Share issuance costs                                                        (48,000)                                      (48,000)
Purchase of treasury stock (at cost)                                                                   $(67,272)          (67,272)
Net loss                                                                                 (8,412,655)                   (8,412,655)
                                                ---------    ------     -----------    ------------    --------       -----------

Balance at December 31, 1998                    6,182,220    $6,182     $31,550,954    $(21,099,105)   $(67,272)      $10,390,759
                                                =========    ======     ===========    ============    ========       ===========

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                                 CUMULATIVE
                                                                                                                    FROM
                                                                                                                  MARCH 12,
                                                                                                                     1991
                                                                    Year ended December 31,                     (INCEPTION) TO
                                                     ----------------------------------------------------        DECEMBER 31,
                                                         1998                1997               1996                 1998
                                                    -------------         -----------         -----------       --------------
Cash flows from operating activities
   Net loss                                         $  (8,412,655)        $(4,825,663)        $(2,649,768)       $(21,099,105)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Deferred occupancy costs                                                                    (1,327)
       Depreciation and amortization                      438,778             314,433             152,290           1,086,305
       Unrealized (gain) loss on marketable
         securities                                                           (55,800)                                 11,404
       Realized loss on marketable securities                                                                           5,250
       Non-cash stock compensation and interest         1,920,111             660,000             152,000           2,732,111
       Purchases of marketable securities             (17,540,589)         (1,528,235)                            (19,068,824)
       Sales of marketable securities                  18,358,964                                                  18,358,964
       (Increase) decrease in assets
         Prepaid expenses                                    (588)              7,616              (7,616)               (588)
         Other current assets                               6,001              (5,117)             (1,901)             (1,074)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities         253,727            (110,356)            133,715             793,997
                                                    -------------         -----------         -----------        ------------

       Net cash used in operating activities           (4,976,251)         (5,543,122)         (2,222,607)        (17,181,560)
                                                    -------------         -----------         -----------        ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
       capital leases                                  (1,099,666)           (303,053)           (884,093)         (2,615,074)
   Payments for patent applications                       (79,056)            (26,856)            (40,757)           (516,269)
   Organization costs                                                                                                 (10,238)
   Deposits                                                22,517             (22,965)            (25,210)            (29,714)
   Purchases of marketable securities                                                                                (594,986)
   Sale of marketable securities                                                                                      522,532
                                                    -------------         -----------         -----------        ------------

       Net cash used in investing activities           (1,156,205)           (352,874)           (950,060)         (3,243,749)
                                                    -------------         -----------         -----------        ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                                   CUMULATIVE
                                                                                                                     FROM
                                                                                                                    MARCH 12,
                                                                                                                      1991
                                                                    Year ended December 31,                      (INCEPTION) TO
                                                     ---------------------------------------------------          DECEMBER 31,
                                                         1998                1997               1996                  1998
                                                     ------------         -----------        -----------         --------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                                                       $     515,500
    Proceeds from issuance of common stock           $  5,700,393         $ 8,404,355        $12,254,682             31,359,983
    Share issuance expenses                               (48,000)           (657,508)        (1,580,690)            (2,575,697)
    Purchase of treasury stock                            (67,272)                                                      (67,272)
    Proceeds from issuance of loans payable               600,000             325,850            500,000              1,425,850
    Repayment of capital lease obligations                (41,853)            (24,940)            (4,554)               (71,347)
    Repayment of loan payable                             (93,390)            (72,733)           (30,406)              (196,529)
    Repayment of notes payable                                                                  (515,500)              (515,500)
                                                     ------------         -----------        -----------          -------------

       Net cash provided by financing activities        6,049,878           7,975,024         10,623,532             29,874,988
                                                     ------------         -----------        -----------          -------------

       NET INCREASE (DECREASE)  IN
          CASH AND CASH EQUIVALENTS                       (82,578)          2,079,028          7,450,865              9,449,679

Cash and cash equivalents at beginning of period        9,532,257           7,453,229              2,364              -
                                                     ------------         -----------        -----------          -------------

Cash and cash equivalents at end of period           $  9,449,679         $ 9,532,257        $ 7,453,229          $   9,449,679
                                                     ============         ===========        ===========          =============


Supplemental disclosures of cash flow information:
   Noncash financing activities
     Capital lease obligations                       $          -         $   100,367        $    18,536          $     118,903
     Deferred offering costs included in
       accrued professional fees                                -                   -                  -                314,697
     Forgiveness of rent payable                                -                   -                  -                 40,740

   Cash paid for interest                                 153,677              47,884             14,792                216,353
   Cash paid for income taxes                              38,442              20,529              1,120                 60,091


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



NOTE A - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

     Formation of the Company

     Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin for use in skin transplant procedures (the "Technology"). Pursuant to a license agreement dated June 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec for no consideration.

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

     Basis of Presentation

     The Company is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. Successful future operations depend upon the successful development and marketing of the Composite Cultured Skin.

     Initial Public Offering

     On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, of which 1,083,780 were exercised and the balance was not exercised and has expired as of December 31, 1998, and one Class B warrant to purchase one share of common stock at $15, of which 11,400 were exercised as of December 31, 1998. The Class B warrants were originally set to expire in January 1999. The Company has extended the expiration date to May 28, 1999. The Class B warrants are subject to redemption by the Company at $.01 per warrant.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE A (CONTINUED)

     The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Research and Development Costs

         All research and development costs, including payments related to products under development and research consulting agreements, are expensed when incurred.

     2.  Depreciation and Amortization

         Property and equipment are carried at cost, less any grants received for construction. In 1996, the Company received a $400,000 grant toward the construction of its new laboratory and office facilities and it received an additional grant of $130,000 in 1998. (see Note I).


         Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or life of the asset.

     3.  Patent Application Costs

         Patent application costs relate primarily to the Company's U.S. patent application and consist of legal fees and other direct fees incurred therefor. The recoverability of the patent application costs is dependent upon, among other matters, obtaining FDA approval for use on the underlying technology as a medical device.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE B (CONTINUED)

     4.  Foreign Currency Translation

         The Company conducts some of its research and development at its laboratory in Sydney, Australia. However, because all Australian expenditures are funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are translated using the exchange rate in effect at the balance sheet date, and income and expense accounts are translated at the average rate in effect during the year. Unrealized gains and losses arising from the translation of foreign currency are included in the results of operations for all periods presented. Noncurrent assets are translated at historical rates.

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

     7.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds and U.S. Government Agency Bonds. The market value of the cash equivalents approximates cost.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE B (CONTINUED)

     8.  Certain Reclassifications

         Certain reclassifications have been made to prior year's financial statements in order to conform to the December 31, 1998 presentation.

     9.  Net Loss Per Share

         Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

         Basic earnings per share exclude dilution and are computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

         Options and warrants to purchase shares of common stock of 944,500 and 678,609, respectively, remain outstanding at December 31, 1998, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. (See Notes G and H.)

    10.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1998.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE B (CONTINUED)

    11.  Marketable Securities

         Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments are classified in three categories. Those securities classified as "trading" or "available for sale" are reported at fair value. Debt securities classified as "held to maturity" are reported at amortized cost. At December 31, 1998, marketable securities consist primarily of an investment in a Federal Home Loan Bank Note that is classified as "trading."


NOTE C - CONCENTRATION OF CREDIT RISK

     The Company maintains cash and cash equivalent balances and marketable securities at three financial institutions located in New York City. The accounts are insured by the Securities Investors Protection Corporation up to $500,000 and the FDIC up to $100,000. Uninsured balances aggregate to approximately $9,288,000 and $12,406,000 at December 31, 1998 and 1997,
     respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.


NOTE D - PATENTS

     Patent application costs are stated at cost less amortization computed by the straight-line method principally over 14 years. The Company's U.S. patent was issued in 1994 and expires in 2011.

     There can be no assurance that any patent will provide commercial benefits to the Company.


NOTE E - CAPITAL LEASE OBLIGATION

     The Company has entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 4.81% to 15.88%. The future minimum lease payments and the present value of the net minimum lease payments as of December 31, 1998 are as follows:

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE E (CONTINUED)

      Year ending December 31,
        1999                                            $32,527
        2000                                              5,678
                                                        -------

      Total minimum lease payments                       38,205
      Less amount representing interest                   2,348
                                                        -------
      Present value of net minimum lease payments       $35,857
                                                        =======

      Current portion                                   $30,341
      Noncurrent portion                                  5,516
                                                        -------
                                                        $35,857
                                                        =======

     As of December 31, 1998 and 1997, the Company has recorded $118,903 in equipment purchased under capital leases and $85,026 and $35,792 in accumulated amortization, respectively.


NOTE F - LOAN PAYABLE

     During 1996, the Company obtained a loan from the landlord of its new laboratory for the construction of, and equipment for, the leased facility. During 1997, the Company modified the terms of the loan as a result of increased build-out costs incurred in the construction of the facility. An adjustment has been made in 1997 to record additional interest and principal. The adjusted loan payments are due in monthly installments of $10,103, including interest at an effective rate of 7.98%, through July 2006.

     During 1998, the Company obtained an additional loan from the landlord for improvements to the leased facility. This new loan is payable in monthly installments of $7,375, including interest at an effective rate of 8.6%, through March 2008.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE F (CONTINUED)

     Minimum payments to be made under the terms of the loans are as follows:

            Year ending December 31,
                1999                                        $  209,738
                2000                                           209,738
                2001                                           209,738
                2002                                           209,738
                2003                                           209,738
                2004 and thereafter                            689,334
                                                            ----------

                                                             1,738,024
            Less amount representing interest                  479,771
                                                            ----------

            Net present value of future loan payments       $1,258,253
                                                            ==========

            Current portion                                 $  111,589
            Noncurrent portion                               1,146,664
                                                            ----------

                                                            $1,258,253
                                                            ==========


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

                           December 31, 1998 and 1997



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

     Pursuant to a stock purchase agreement entered into with the Director in June 1992, 53,040 shares of Ortec were sold to the Director for a total purchase price of $499,998. In addition, the Director was granted warrants to purchase 79,570 shares at an exercise price of $9.425 per share, such warrants were exercised on December 29, 1998. The purchase price was payable in installments and shares and warrants were issued in installments pro rata with the payment of the purchase price. During the years ended December 31, 1993 and 1992, the Director paid $200,000 and $299,998, respectively, and was issued 21,220 and 31,820 shares, respectively.

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

                           December 31, 1998 and 1997



NOTE G (CONTINUED)

     In addition, in 1993, the Company issued 600 shares to an individual as compensation for commissions in connection with the sale of the Company's shares. Such commissions are included in share issuance expenses. The stock issued was valued at $10 per share.

     In August 1993, the Director entered into a stock option agreement with Dr. Eisenberg and the Other Founders, pursuant to which he received the right to purchase an aggregate of 100,000 shares owned by such persons in various amounts and at various times, at a purchase price of $10 per share. As of December 31, 1993, the Director had exercised options and purchased 5,000 shares under such agreement at $10 per share. The remaining balance of such options has expired.

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

     On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units for aggregate proceeds of $6,000,000. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10 and one Class B warrant to purchase one share of common stock at $15. As of December 31, 1998, 1,083,780 Class A warrants were exercised and the balance was not exercised and has expired. The Class B warrants were originally set to expire in January 1999. The Company has extended the expiration date to May 28, 1999. The Class B warrants are subject to redemption by the Company at $.01 per warrant. The Company received gross proceeds of approximately $1,282,000 and $10,823,000 and net proceeds of approximately $1,262,000 and $10,165,000 as a result of the exercise of warrants in 1998 and 1997, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE G (CONTINUED)

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

     During 1992 and 1993, the Company issued warrants to purchase 6,660 shares at $9.425 per share, and during 1995 the Company issued warrants to purchase 2,000 shares at $10 per share to members of the Scientific Advisory Board of the Company. During 1996 and 1997, the Company issued warrants to purchase 242,101 shares at $6 to $12 per share to the Director and certain others. These warrants expire at various dates through November 2001.

     On January 20, 1996, the Company granted "lock-up warrants" entitling shareholders to purchase an aggregate of 389,045 shares of the Company's common stock at a price of $1.00 per share. All such warrants expire on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 33,885 shares of common stock at the $1.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of the Company's common stock purchased at prices of $9.00 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 21,210 shares of common stock at the $1.00 per share exercise price. During 1998, nine persons exercised such warrants and purchased on aggregate of 96,077 shares of common stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

                           December 31, 1998 and 1997



NOTE G (CONTINUED)

     During the fourth quarter of 1997, the Company granted to one person and its six designees four-year warrants to purchase an aggregate of 37,500 shares of common stock, at an exercise price of $12.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

     During 1998, warrants for 18,700 shares, mentioned in the two previous paragraphs, were exercised utilizing the cashless exercise option of the warrant agreement. The Company issued 6,204 shares under this exercise.

     During the third quarter of 1997, the Company granted to one person a one-year warrant to purchase an aggregate of 625 shares of common stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for consulting services rendered to the Company. The warrant was exercised during 1998.

     The Company recorded consulting expense of approximately $64,000 and $120,000 as a result of these grants during the year ended December 31, 1998 and 1997, respectively.

     During the fourth quarter of 1997, the Company granted five-year warrants to its three executive officers to purchase an aggregate of 240,000 shares of common stock, at an exercise price of $12.00 per share. Such warrants were granted in consideration for services rendered to the Company. The exercise of such warrants is contingent upon the occurrence of certain events, which were considered probable at December 31, 1997. As of December 31, 1998, five of the six events have occurred so that 185,000 of those warrants are now vested. As a result, the Company recorded compensation expense of approximately $80,000 in December 1997 and $1,185,000 for the year ended December 31, 1998. The balance of the warrants became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by the Company's Board of Directors.

     In consideration for services rendered by him as a director of the Company in the five-year period from 1992 to 1996 for which he never received compensation, the Company extended by one year to December 31, 1998 the expiration date of warrants owned by a director to purchase an aggregate of 86,930 shares, exercisable at $9.425 per share. As a result, the Company recorded compensation expense of approximately $420,000, during the fourth quarter of 1997. All of these warrants were exercised on December 29, 1998.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE G (CONTINUED)

     During the fourth quarter of 1998, the Company granted five-year options to its three executive officers to purchase an aggregate of 520,750 shares of common stock, at exercise prices ranging from $12.13 to $12.44 per share. The exercise of such options was contingent upon the occurrence of certain events. All of these options became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by the Company's Board of Directors. As a result, the Company recorded compensation expense of approximately $495,000 in December 1998.

     In December 1998, the Company completed a private placement of its securities from which it received proceeds of $2,000,000. In addition, the Company granted three-year warrants to the Purchaser to purchase 50,000 shares at $12 per share. The Company sold 200,000 shares of common stock in such private placement. The Company assigned value to the common stock and warrants issued of $1,788,698 and $211,302 based upon the relative fair market value of the stock at the date of issuance and the estimated fair value of the warrants using the Black-Scholes option pricing model.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE G (CONTINUED)

     The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 1998 (excluding the Class A and B warrants which were issued during the IPO):

                                                                       Price
                                                                       range                 Shares
                                                                  ---------------           ---------
       March 12, 1991 (inception) to December 31, 1991
           Granted                                                   $ 9.425                    7,360
                                                                                            ---------

       Balance, December 31, 1991                                       9.425                   7,360
           Granted                                                      9.425                  55,080
                                                                                             --------

       Balance, December 31, 1992                                       9.425                  62,440
           Granted                                                9.425 - 12.00                48,230
                                                                                             --------

       Balance, December 31, 1993                                 9.425 - 12.00               110,670
           Granted                                                     12.00                   10,000
                                                                                             --------

       Balance, December 31, 1994                                 9.425 - 12.00               120,670
           Granted                                                     10.00                    4,000
           Expired                                                      9.425                  (2,680)
                                                                                            ---------

       Balance, December 31, 1995                                 9.425 - 12.00               121,990
           Granted                                                 1.00 - 10.00               511,606
           Exercised                                                    1.00                  (33,885)
           Expired                                                     12.00                   (2,450)
                                                                                            ---------

       Balance, December 31, 1996                                   1.00 - 12.00              597,261
           Granted                                                12.00 - 14.25               330,625
           Expired                                                     12.00                  (10,000)
                                                                                             --------

       Balance, December 31, 1997                                  1.00 - 14.25               917,886
           Granted                                                12.00 - 14.00                75,000
           Exercised                                                1.00 - 12.00             (205,852)
           Expired                                                    12.00                  (108,425)
                                                                                             --------

       BALANCE, DECEMBER 31, 1998                                  $1.00 - 14.25              678,609
                                                                                             ========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



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

     In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 350,000 to 1,550,000 shares.

     The following table summarizes the stock option activity for the years ended December 31, 1998 and 1997:

                                                                  Weighted
                                                                   average
                                                                   exercise
                                                     Number         price
                                                     -------        ------
      Granted - adoption of stock option plan        156,000        $ 7.08
                                                     -------

      Balance, December 31, 1996                     156,000          7.08

      Granted                                        123,000         11.94
      Forfeited, expired                              (3,000)         6.63
                                                     -------

      Balance, December 31, 1997                     276,000          9.25

      Granted                                        689,750         12.10
      Exercised                                       (6,750)         7.42
      Forfeited, expired                             (14,500)        11.19
                                                     -------

      BALANCE, DECEMBER 31, 1998                     944,500        $11.17
                                                     =======

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE H (CONTINUED)

     As of December 31, 1998, options outstanding for 793,700 shares were exercisable at the weighted-average exercise price of $11.19, and the weighted remaining contractual life was approximately 4.7 years. The exercise price for all stock options awarded has been determined by the Board of Directors of the Company.

     The following table summarizes option data as of December 31, 1998:

                                                             Weighted
                                                              average          Weighted                          Weighted
                                                             remaining          average                           average
           Range of                          Number         contractual        exercise          Number          exercise
      exercise prices                      outstanding         life              price         exercisable         price
      ---------------                      -----------         ----              -----         -----------         -----
      $6.25 to $  7.38                      111,000            2.30           $  6.43            111,000         $  6.43
      $8.50 to $10.00                       205,250            5.60              9.17            111,500            8.98
      $12.00 to $14.25                      612,750            4.84             12.46            561,250           12.39
      $18.50 to $21.38                       15,500            4.36             20.72             10,000           20.94
                                            -------                                              -------

                                            944,500            4.70             11.17            793,700           11.19
                                            =======                                              =======


     In October 1995, the Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under existing rules or adopt SFAS No. 123 and reflect the fair value of stock options and other forms of stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of stock-based compensation had been recorded.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE H (CONTINUED)

     The Company follows Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its stock-based compensation plans.

     The Company recognized approximately $1,696,000 and $480,000 of compensation expense for options and warrants issued to officers and directors of the Company in 1998 and 1997, respectively. Such options and warrants were accounted for as variable option grants. Such options and warrants had vested prematurely in December 1998, upon the exercise of warrants owned by a director of the Company, in accordance with the terms of certain compensation provisions provided for and approved by the Company's Board of Directors.

     The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to nonemployees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during 1998. The following assumptions were made in estimating fair value.

       Risk-free interest rate                                      5%
       Expected option life                                         3 years
       Expected volatility                                          60%

     Had compensation cost been determined under SFAS No. 123 for the year ended December 31, 1998, net loss and loss per share would have been increased as follows:

       Net loss
           As reported                                           $ (8,412,655)
           Pro forma for stock options and warrants               (11,609,531)

       Net loss per share
           As reported                                                $(1.43)
           Pro forma for stock options and warrants                    (1.97)

     In addition, the Company recognized approximately $160,000 and $180,000 in consulting expenses in 1998 and 1997, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE I - COMMITMENTS AND CONTINGENCIES

     Agreement With Dr. Eisenberg

     Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined, of not less than $3,000. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 1998 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 1998, 1997 and 1996, Dr. Eisenberg earned approximately $78,000 for consulting services and approximately $537,000 for the period from inception to December 31, 1998, which is included in research and development expense. Included in accrued professional fees at December 31, 1998 and 1997 are $31,411 and $37,494, respectively, representing unpaid consulting fees to Dr. Eisenberg.

     Manufacturing Agreements

     In October 1991, the Company entered into an agreement with Cornell University Medical College ("Cornell"), a medical institution in New York City, for Cornell to produce and supply the Company, on an exclusive basis and using Dr. Eisenberg's technology, all of the cultured skin equivalent necessary for the Company's use in human clinical tests in the United States. Fees earned by Cornell amounted to approximately $1,145,000 for the period from inception to December 31, 1996. The Cornell arrangement was terminated as of December 31, 1996.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE I (CONTINUED)

     In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company contributed $40,000 of the $100,000 cost of such research in 1998. In June 1998, the Company agreed to pay an additional $60,000 in total, in quarterly payments of $15,000 each. The Company has paid $15,000 of such quarterly payments in 1998.

     Occupancy Arrangements

     The Company leases approximately 5,000 square feet of space in Sydney, Australia, on a month-to-month basis, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce the Composite Cultured Skin used in the operations conducted in Australia. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US$33,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from nonrelated third parties.

     During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

     Total rent expense under the lease for the years ended December 31, 1998, 1997 and 1996, was approximately $32,000, $37,000 and $31,000, respectively.

     In March 1996, the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant expiring March 2001 to purchase 5,000 shares of common stock at an

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE I (CONTINUED)

     exercise price of $10 per share. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. The Company utilizes its laboratory facilities to produce its Composite Cultured Skin for use in the remaining FDA-approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds. The Company expects at a later date to further equip its laboratory for use as a pilot production facility for its Composite Cultured Skin.

     The Company conducts a major portion of its operations at a leased facility in New York, New York. The lease term for the original lease is five years, expiring in June 2001 and one year for the two new leases. The minimum rental payments due over the term of the lease at December 31, 1998 are as follows:

            Year ending December 31,
                1999                                                  $318,364
                2000                                                   254,700
                2001                                                   127,350
                                                                       -------

                                                                      $700,414
                                                                      ========

     Total rent expense under the lease for the years ended December 31, 1998, 1997 and 1996 was approximately $241,800, $129,700 and $70,300, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE I (CONTINUED)

     Contingencies

     A competitor had advised the Company of a potential patent infringement on at least one of its United States patents. Management believes, based on the advice of patent counsel, the Company has not infringed such patents. Management does not believe that the resolution of such matter will have a material adverse effect on the financial condition or results of operations of the Company.

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


NOTE J - RELATED PARTY TRANSACTIONS

     Prior to December 31, 1998, the "Other Founders" were paid fees for services rendered of approximately $980,000 in the aggregate, for the period from inception to December 31, 1998. In addition, in 1996, $140,000 was paid to a director as cash compensation for services as placement agent in connection with the November 1996 private placement. Also, the director received 30,500 warrants (see Note G).

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

                           December 31, 1998 and 1997



NOTE J (CONTINUED)

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

     Change of Control

     In December 1998, the Company's Board of Directors authorized agreements between the Company and its four executive officers which state that in the event of a "change of control" certain "special compensation arrangements" will occur. A "change of control" is defined as a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, but in any event if certain members of the Company's Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements will provide three of its officers additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants. In addition, for all four of the officers, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control.


NOTE K - INCOME TAXES

     The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $4,537,000 for income tax purposes expiring through 2013. Due to the merger of skin group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time are subject to annual limitations pursuant to Internal Revenue Code Section
     382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE K (CONTINUED)

     For financial statement purposes, a valuation allowance of approximately $8,372,000 and $5,907,000 at December 31, 1998 and 1997, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

     Components of the Company's deferred tax asset are as follows:

                                                      December 31,
                                             ------------------------------
                                                1998               1997
                                             -----------        -----------
      Net operating loss carryforwards       $ 2,087,000        $ 1,570,000
      Deferral of start-up costs               6,285,000          4,337,000
                                             -----------        -----------

                                               8,372,000          5,907,000

      Valuation allowance                     (8,372,000)        (5,907,000)
                                             -----------        -----------

      Net deferred tax asset                 $      --          $      --
                                             ===========        ===========


NOTE L - FOREIGN OPERATIONS

     The Company has a laboratory in Sydney, Australia. Summary financial information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                          1998            1997           1996
                         -------        -------        -------
      Assets            $ 25,000       $ 23,000       $ 53,000
      Liabilities           --            7,000          3,000
      Expenses           247,000        232,000        180,000


     Expenses are net of foreign exchange losses of approximately $1,684, $5,698 and $2,050 for the years ended December 31, 1998, 1997 and 1996, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE M - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1996, the Company recorded certain equity transactions that resulted in consulting ($125,000) and interest ($27,000) expenses being recorded in the amount of $152,000. These adjustments, or $.03 per share, related to previously issued quarterly data for the second quarter of 1996, which the Company restated on Form 10-Q/A.


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

     Marketable Securities

     Marketable securities consist principally of an investment in a Federal Home Loan Bank Note. The fair values of these securities are based on quoted market prices.

     Loan Payable

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying value of the Company's loan payable approximates the fair value.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1998 and 1997



NOTE O - NEW ACCOUNTING STANDARDS

     Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. The SOP, which is consistent with the Company's previous accounting policy, is effective for financial statements beginning January 1, 1999.