Form 10-Q
period 1999-03-31
ORTEC INTERNATIONAL INC
filed 1999-05-13
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
            MARCH 31, 1999

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

                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares outstanding of the issuer's common stock is 6,561,770 (as of May 6, 1999)


================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1999


                               ITEMS IN FORM 10-Q

                                                                  Page
                                                                  ----
Facing page

Part I

      Item 1.     Financial Statements.                           1

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation    10


Part II

      Item 1.     Legal Proceedings and Claims.                   None

      Item 2.     Changes in Securities and Use
                  of Proceeds.                                    16

      Item 3.     Default Upon Senior Securities.                 None

      Item 4.     Submission of Matters to
                  a Vote of Security Holders.                     None

      Item 5.     Other Information.                              None

      Item 6.     Exhibits and Reports on Form 8-K.               16

Signatures                                                        17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                                   ORTEC INTERNATIONAL, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                                        BALANCE SHEETS
                                                          (UNAUDITED)

                                               MARCH 31,           DECEMBER 31,
                                                 1999                 1998
                                               ---------           ------------
                ASSETS

Current assets:
  Cash and cash equivalents                   $11,185,232           $ 9,449,679
  Marketable securities                                 2               765,660
  Other current assets                              3,063                 1,662
                                               ----------          ------------
Total current assets                           11,188,297            10,217,001
                                               ----------          ------------
Property and equipment, at cost:
  Laboratory equipment                            926,985               891,109
  Office furniture and equipment                  674,678               611,624
  Leasehold improvements                        1,198,907             1,199,407
                                               ----------          ------------
                                                2,800,570             2,702,140
Accumulated depreciation and
  amortization                                  1,134,868             1,011,713
                                               ----------          ------------
                                                1,665,702             1,690,427
                                               ----------          ------------
Other assets:
  Patent application costs, net of
    accumulated amortization of $74,329
    at March 31, 1999 and $64,355 at
    December 31, 1998                             473,779               451,914
  Deposits and other assets                        33,270                31,697
                                               ----------          ------------
Total other assets                                507,049               483,611
                                               ----------          ------------
Total Assets                                  $13,361,048           $12,391,039
                                               ----------          ------------



See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                  (Unaudited)


                                        MARCH 31,          DECEMBER 31,
                                          1999                1998
------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                          $    938,501       $     706,170
 Capital lease obligations - current         20,718              30,341
 Loan payable - current                     113,865             111,589
                                         -----------        -----------
Total current liabilities                 1,073,084             848,100
                                         -----------        -----------
Long-term liabilities:
 Capital lease obligations - noncurrent       1,645               5,516
 Loan payable - noncurrent                1,117,330           1,146,664
                                         -----------        -----------
Total long-term liabilities               1,118,975           1,152,180
                                         -----------        -----------

Commitments and contingencies

Shareholders' equity:
 Common stock, $.001 par value;
  authorized, 25,000,000 shares;
  6,573,470 shares issued, 6,561,970
  shares outstanding, at
  March 31, 1999 and 6,182,220 shares
  issued, 6,175,620 shares outstanding,
  at December 31, 1998                        6,573               6,182
 Additional paid-in capital              34,624,577          31,550,954
 Deficit accumulated during the
  development stage                     (23,347,584)        (21,099,105)
 Treasury stock, at cost (11,500 shares
  at March 31, 1999 and 6,600 shares at
  December 31, 1998)                    (   114,577)        (    67,272)
                                        -----------          -----------

Total shareholders' equity               11,168,989          10,390,759
                                        -----------          -----------

Total Liabilities and
 Shareholders' Equity                  $ 13,361,048        $ 12,391,039
                                        -----------          -----------

 See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Cumulative
                                  Quarter ended March 31,      March 12, 1991
                                ---------------------------    (inception) to
                                  1999              1998       March 31, 1999
                                --------          --------     --------------
Revenue
  Interest income               $   111,894      $   167,893    $  1,214,260
                                -----------      -----------    ------------

Expenses
  Research and development          776,690          381,915       7,243,819
  Rent                              125,252           40,165         707,096
  Consulting                        180,266          105,763       2,321,065
  Personnel                         773,003        1,016,152       8,610,439
  General and administrative        479,229          300,071       5,359,290
  Interest and other expense         25,933           17,014         320,135
                                -----------      -----------    ------------
                                  2,360,373        1,861,080      24,561,844
                                -----------      -----------    ------------
Net loss                        $(2,248,479)     $(1,693,187)   $(23,347,584)
                                -----------      -----------    ------------
Net loss per share                    $(.36)           $(.29)         $(7.00)
                                      -----            -----          ------
Weighted average common
 stock outstanding (basic
 and diluted)                     6,304,568        5,766,005       3,337,584
                                  ---------        ---------       ---------



See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                       Deficit
                                                                                     accumulated
                                         Common Stock             Additional           in the
                                     --------------------           Paid-in          development        Treasury
                                     Shares        Amount           Capital             stage            Stock            Total
                                     ------        ------         ----------         -----------        --------          -----
Issuance of stock:
  Founders                         1,553,820       $1,554         $     (684)                                          $       870
  First private placement            217,440          217             64,783                                                65,000
  The Director                       149,020          149            249,851                                               250,000
  Second private placement            53,020           53            499,947                                               500,000
  Share issuance expenses                                            (21,118)                                              (21,118)
Net loss for the period from
 March 12, 1991 (inception)
 to December 31, 1991                                                                $  (281,644)                         (281,644)
                                   ---------       ------         ----------         -----------                       -----------
Balance - December 31, 1991        1,973,300        1,973            792,779            (281,644)                          513,108

Issuance of stock:
  Second private placement            49,320           49            465,424                                               465,473
  Stock purchase agreement with
   The Director                       31,820           32            299,966                                               299,998
  Share issuance expenses                                            (35,477)                                              (35,477)
Net loss for the year ended
 December 31, 1992                                                                      (785,941)                         (785,941)
                                   ---------       ------         ----------         -----------                       -----------
Balance - December 31, 1992        2,054,440        2,054          1,522,692          (1,067,585)                          457,161

Issuance of stock:
  Third private placement            132,150          132          1,321,368                                             1,321,500
  Stock purchase agreement with
   Home Insurance Company            111,111          111            999,888                                               999,999
  Stock purchase agreement with
   The Director                       21,220           21            199,979                                               200,000
  Shares issued in exchange
   for commissions earned                600            1              5,999                                                 6,000
  Shares issuance expenses                                          (230,207)                                             (230,207)
Net loss for the year ended
 December 31, 1993                                                                    (1,445,624)                       (1,445,624)
                                   ---------       ------         ----------         -----------                       -----------
Balance - December 31, 1993        2,319,521       $2,319         $3,819,719         $(2,513,209)                      $ 1,308,829
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

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                       Deficit
                                                                                     accumulated
                                            Common Stock             Additional        in the
                                        ---------------------          Paid-in       development     Treasury
                                          Shares       Amount          Capital          stage         Stock          Total
                                        ---------      ------        -----------     -----------      -----        -----------

  (brought forward)                     2,319,521      $2,319        $ 3,819,719     $(2,513,209)                  $ 1,308,829

Issuance of stock:
  Fourth private placement                 39,451          40            397,672                                       397,712
  Stock purchase agreement with
    Home Insurance Company                 50,000          50            499,950                                       500,000
  Share issuance expenses                                                 (8,697)                                       (8,697)
Net loss for the year ended
  December 31, 1994                                                                   (1,675,087)                   (1,675,087)
                                        ---------      ------        -----------     -----------                   -----------

Balance--December 31, 1994              2,408,972      2,409           4,708,644      (4,188,296)                      522,757

Rent forgiveness                                                          40,740
Net loss for the year ended
  December 31, 1995                                                                   (1,022,723)                   (1,022,723)
                                        ---------      ------        -----------     -----------                   -----------

Balance--December 31, 1995              2,408,972      2,409           4,749,384      (5,211,019)                     (459,226)

Initial public offering                 1,200,000      1,200           5,998,800                                     6,000,000
Exercise of warrants                       33,885         34              33,851                                        33,885
Fifth private placement                   959,106        959           6,219,838                                     6,220,797
Share issuance expenses                                               (1,580,690)                                   (1,580,690)
Non-cash stock compensation
  and interest                                                           152,000                                       152,000
Net loss for the year ended
  December 31, 1996                                                                   (2,649,768)                   (2,649,768)
                                        ---------      ------        -----------     -----------                   -----------

Balance--December 31, 1996              4,601,963      $4,602        $15,573,183     $(7,860,787)                  $ 7,716,998
                                        ---------      ------        -----------     -----------                   -----------

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)



                                                                        Deficit
                                                                      accumulated
                                  Common Stock         Additional       in the
                              ---------------------     Paid-in       development      Treasury
                              Shares         Amount     Capital          stage           Stock        Total
                              ------         ------    ----------     -----------      --------     ---------
(brought forward)             4,601,963      $4,602    $15,573,183    $(7,860,787)                 $ 7,716,998

Exercise of warrants          1,158,771       1,159     10,821,632                                  10,822,791
Share issuance costs                                      (657,508)                                   (657,508)
Stock options and warrants
 issued for services                                       660,000                                     660,000
Net loss for the year ended
 December 31, 1997                                                      (4,825,663)                 (4,825,663)
                              ----------     -------   -----------    ------------                  ----------
Balance - December 31, 1997   5,760,734       5,761     26,397,307     (12,686,450)                 13,716,618

Exercise of warrants            221,486         221      1,281,736                                   1,281,957
Stock options and warrants
 issued for services                                     1,920,111                                   1,920,111
Sixth private placement         200,000         200      1,788,498                                   1,788,698
Warrants issued in Sixth
 private placement                                         211,302                                     211,302
Share issuance costs                                       (48,000)                                    (48,000)
Purchase of treasury stock
 (at cost)                                                                              $(67,272)      (67,272)
Net loss for the year ended
 December 31, 1998                                                      (8,412,655)                 (8,412,655)
                              ----------     -------   -----------    ------------     ----------    ---------
Balance - December 31, 1998   6,182,220       6,182     31,550,954     (21,099,105)      (67,272)   10,390,759

Exercise of warrants              2,094           2          2,092                                       2,094
Stock options issued for
 services                                                  (16,563)                                    (16,563)
Seventh private placement       389,156         389      3,400,396                                   3,400,785
Warrants issued in Seventh
 private placement                                         236,291                                     236,291
Share issuance costs                                      (548,593)                                   (548,593)
Purchase of treasury stock
 (at cost)                                                                               (47,305)      (47,305)
Net loss for the quarter ended
 March 31, 1999                                                         (2,248,479)                 (2,248,479)
                              ----------     -------   -----------    ------------      --------    ----------
Balance - March 31, 1999      6,573,470      $6,573    $34,624,577    $(23,347,584)    $(114,577)  $11,168,989
                              ----------     -------   -----------    ------------      --------   -----------



See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Cumulative from
                                           Quarter ended March 31,               March 12, 1991
                                          -------------------------              (inception) to
                                            1999             1998                March 31, 1999
                                          --------         --------             ---------------
Cash flows from operating activities:

 Net loss                                 $(2,248,479)     $( 1,693,187)        $(23,347,584)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

  Depreciation and amortization               133,129            81,199            1,219,434
  Unrealized loss on marketable
    securities                                                                        11,404
  Realized loss on marketable
    securities                                                                         5,250
  Non-cash stock compensation and
     interest                                 (16,563)          526,253            2,715,548
  Purchases of marketable securities           (6,298)      (10,125,266)         (19,075,122)
  Sales of marketable securities              771,956         1,577,000           19,130,920
  Changes in operating assets and
     liabilities
      Other current assets                     (1,401)            3,609               (3,063)
      Accounts payable and accrued
       liabilities                            232,331           (77,144)           1,026,328
                                          -----------      ------------         ------------
Net cash used in operating activities      (1,135,325)       (9,707,536)         (18,316,885)
                                          -----------      ------------         ------------
Cash flows from investing activities:

 Purchases of property and equipment,
  excluding capital leases                    (98,430)          (62,610)          (2,713,504)
 Payments for patent application              (31,839)           (2,542)            (548,108)
 Organization costs                                                                  (10,238)
 Deposits                                      (1,573)          (18,480)             (31,287)
 Purchases of marketable securities                                                 (594,986)
 Sale of marketable securities                                                       522,532
                                          -----------      ------------         ------------
Net cash used in investing activities        (131,842)          (83,632)          (3,375,591)
                                          ===========      ============         ============



See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Cumulative from
                                             Quarter ended March 31,               March 12, 1991
                                            -------------------------              (inception) to
                                              1999             1998                March 31, 1999
                                            --------         --------             ---------------
Cash flows from operating activities:

 Proceeds from issuance of notes payable                                          $    515,500
 Repayment of notes payable                                                           (515,500)
 Proceeds from issuance of common stock     $ 3,407,170      $    42,093            34,767,153
 Share issuance expenses                       (316,593)                            (2,892,290)
 Purchase of treasury stock                     (47,305)                              (114,577)
 Proceeds from issuance of loans payable                                             1,425,850
 Repayment of loans payable                     (27,058)          (5,105)             (233,587)
 Repayment of capital lease obligations         (13,494)          (9,226)              (84,841)
                                            -----------      -----------          ------------
Net cash provided by financing
  activities                                  3,002,720           27,762            32,877,708
                                            -----------      -----------          ------------
Net increase (decrease) in cash and
  cash equivalents                            1,735,553       (9,763,406)           11,185,232

Cash and cash equivalents at beginning
  of period                                   9,449,679       11,950,693
                                            -----------      -----------          ------------
Cash and cash equivalents at end of
  period                                    $11,185,232      $ 2,187,287          $ 11,185,232
                                            -----------      -----------          ------------
Supplemental disclosure of cash flow
  information:

   Non-cash financing activities

    Share issuance expenses - warrants      $   232,000                           $    232,000
                                            -----------                           ------------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998



NOTE 1 - FINANCIAL STATEMENTS

      The condensed balance sheet as of March 31, 1999 and the statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998 and for the period from March 12, 1991 (inception) to March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1998 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 is not necessarily indicative of the operating results for the full year.


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


NOTE 3   -   SALE OF SECURITIES

      Effective March 26, 1999 the Company sold an aggregate of 389,156 shares of its Common Stock to twenty accredited investors. Each investor also received a three year warrant to purchase 20% of the number of shares of the Company's Common Stock such investor purchased in such private placement. The prices at which such warrants are exerciseable are $12.50 per share for one half, and $14.50 per share for the other half, of the number of shares issuable upon the exercise of such warrants. The shares and such 1/5 of a warrant were sold at a price of $8.75 per unit. The Company received an aggregate of $3,405,076 gross proceeds from the sale of such shares and warrants. Oscar Gruss & Son, Incorporated ("Gruss") acted as placement agent in such private placement. For its services as placement agent, the Company paid Gruss $272,406 (8% of the gross proceeds), granted Gruss a five year warrant (valued at $232,000) to purchase an aggregate of 38,915 shares of the Company's Common Stock at an exercise price of $10.50 per share and agreed to pay legal expenses incurred by Gruss in such private placement of up to a maximum of $40,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

      This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

General

      Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, burns, donor site wounds and chronic skin ulcers in Epidermolysis Bullosa ("EB") patients. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") to do so. The Company has incurred a cumulative net loss of approximately $23.3 million as of March 31, 1999. The Company expects to continue to incur substantial and increasing losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

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

      The Company is currently conducting clinical trials of its product in the treatment of autograft donor site wounds, venous stasis ulcers and partial thickness burns, and is proceeding to secure FDA approval to conduct a clinical trial to use its product in the treatment of diabetic ulcers. The Company has completed a clinical trial for the use of its product in the treatment of chronic ulcers in patients with EB and expects to file an application with the FDA for a Humanitarian Device Exemption which, if approved, will allow commercial sales of the Company's product for the treatment of EB patients.

Results of Operations

      Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income decreased by approximately $56,000 from approximately $168,000 for the three months ended March 31, 1998 to approximately $112,000 for the three months ended March 31, 1999, because of smaller average cash and marketable securities balances in the 1999 quarter.

      Research and Development. The Company's research and development expenses for the three months ended March 31, 1999 increased to $777,000 from $382,000 for the three months ended March 31, 1998, which amounts do not include consulting expenses, a significant portion of which was paid for the Company's research and development. Such consulting expenses for research and development amounted to approximately $180,000 for the three months ended March 31, 1999 as opposed to approximately $106,000 for the three months ended March 31, 1998. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of the Company's product. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of the Company's product used in those trials. Future research and development expenses may increase depending on the continued expenses incurred in clinical trials and the costs associated with the Company's manufacturing scale-up and the expansion of its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing.

      General and Administrative. The Company's general and administrative expenses for the three months ended March 31, 1999 increased to $479,000 from $300,000 for the three months ended March 31, 1998. The increase in general and administrative expenses is a result of the increased overhead costs resulting from the increase in personnel and increased investor relations expenses. Future general and administrative expenses may increase as additional personnel are employed, there are increases in corporate development, use of professional services, compensation expense associated with stock options, use of financial consultants and other general corporate matters.

      Personnel. The Company's personnel expenses for the three months ended March 31, 1999 decreased by approximately $243,000 from $1.0 million for the three months ended March 31, 1998. The cash compensation paid by the Company for personnel actually increased in the first quarter of 1999 compared to the first quarter of 1998, as a result of the increase in the larger number of persons employed in the first quarter of 1999. However, non cash compensation in the grant of warrants amounted to $526,000 in the first quarter of 1998 compared to a negative figure resulting from a reversal of compensation expense, of approximately $17,000 in the first quarter of 1999, due to a remeasurement of the value of an outstanding option. Future personnel costs are expected to increase since the Company intends to expand its clinical trial program for the use of its product in treating different medical indications, possible increase in its other research and development activities, compensation expense associated with the grant of stock options and for corporate administrative personnel.

      Rent. The Company's expenses for rent for the three months ended March 31, 1999 increased to $125,000 from $40,000 for the three months ended March 31, 1998. The increase in rent expense is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1999.

Liquidity and Capital Resources

      Since inception (March 12, 1991) through March 31, 1999, the Company has accumulated a deficit of approximately $23.3 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997. From inception to March 31, 1999 the Company had received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $31.9 million.

      For the quarter ended March 31, 1999 the Company used net cash for operating activities of approximately $1.1 million compared to approximately $9.7 million for the comparable quarter in 1998. The decrease in cash used in operating activities resulted primarily from (i) a net cash outlay in the first quarter of 1998 of approximately $10.1 million which the Company used to purchase marketable securities with cash it had on hand, as opposed to minus $6,000 used for that purpose in the quarter ended March 31, 1999, (ii) a decrease of approximately $543,000 attributable to non cash expense consisting of grants of stock options and warrants ($526,000 in the first quarter of 1998 and minus $17,000 in the first quarter of 1999 for the reasons set forth in the discussion of personnel expenses above), (iii) increases in accounts payable and accrued liabilities and depreciation and amortization, (iv) a decrease in proceeds received in the sale of marketable securities in the first quarter of 1999 compared to the first quarter of 1998 and (v) an increase of $555,000 in the net loss in the first quarter of 1999 compared to the first quarter of 1998.

      In the three months ended March 31, 1999 the Company realized cash provided by its financing activities of approximately $3.0 million as compared to cash provided by its financing activities of only $28,000 in the three months ended March 31, 1998. The larger amount of cash received from financing activities is accounted for by $3.1 million of net proceeds received by the Company from issuance of its Common Stock in 1999.

      The Company invested a total of approximately $98,000 in property, plant and equipment during the three months ended March 31, 1999 compared to approximately $63,000 in the three months ended March 31, 1998. The increase is directly related to costs incurred for the expansion of the Company's laboratory and office space as well as the purchase of equipment for this space. Since inception, the Company has spent $2.7 million for property, plant and equipment excluding capital lease agreements. The capital lease agreements consist primarily of laboratory equipment.

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

      The Company is likely to require substantial funding to continue its research and development activities, preclinical testing and clinical trials and manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical testing and clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected. At its current rate of spending the Company's cash on hand at March 31, 1999 (approximately $11.2 million) will enable the Company to continue its operations another approximately 15 months.

Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Failure of a computer program to recognize a date using "00" as 2000 instead of 1900 could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process accounting, payroll, database, network, and software transactions, possible disruption of environmental, lighting, and security controls, possible disruption of copier and fax capabilities, and loss of telephone voicemail messages, in addition to other similar normal business activities.

      The Company has utilized both internal and external resources to assess whether it needs any Year 2000 remediation for its information technology or its embedded technology and to ascertain whether its suppliers of goods and services and the hospitals at which the clinical trials of its Composite Cultured Skin are conducted, are Year 2000 compliant. The Company does not anticipate any Year 2000 problem significantly affecting its operations.

      -Information Technology. The Company has been advised by computer consultants that its 50 stand alone computers are Year 2000 compliant. The Company is in the process of installing a local area network, which the Company expects will cost $125,000, to connect its stand alone computers, standardize its software, facilitate communications and improve their file back-up system.

      -Embedded Technology. The computer driven system which monitors the conditions in the Company's two clean rooms where it produces, and the laboratory instruments used for quality assurance testing of, its Composite Cultured Skin, are all Year 2000 compliant. Other instruments which are used for research and development, and therefore are not critical in that they are not needed to produce and test Ortec's Composite Cultured Skin, can be used even if they are not Year 2000 compliant. They are being reviewed to determine if they are Year 2000 compliant. The Company's administrative support systems (telephone, facsimile transmission and copier) are Year 2000 compliant.

      -Suppliers. The Company is in the process of requesting its suppliers of materials and services to advise it as to whether they are Year 2000 compliant. The supplier of one of two services critical to the conduct of the human clinical trials in which the Company's Composite Cultured Skin is being tested has advised the Company that it is Year 2000 compliant and the Company is awaiting the other service supplier's response. While the Company is in the process of seeking written confirmation from the vendors from whom it purchases the collagen and the media culture used in the production of its Composite Cultured Skin, any negative response will not affect the Company's ability to produce its Composite Cultured Skin because there are other suppliers of such materials selling them at comparable cost.

      -Hospitals. While the Company does not anticipate that patient treatment will be affected at hospitals because of Year 2000 problems, the Company has been advised by one hospital which is conducting, and which the Company anticipates will in the future conduct, an important number of the clinical trials of the Company's Composite Cultured Skin, that such hospital is in the process of insuring that its equipment is Year 2000 compliant. There are a large number of hospitals and clinics in the United States at which such clinical trials can be conducted.

                                     PART II

ITEM 2.     CHANGES IN SECURITIES

      (c) Recent Sales of Unregistered Securities.

      Effective March 26, 1999 the Company sold an aggregate of 389,156 shares of its Common Stock to twenty accredited investors. Each investor also received a three year warrant to purchase 20% of the number of shares of the Company's Common Stock such investor purchased in such private placement. The prices at which such warrants are exerciseable are $12.50 per share for one half, and $14.50 per share for the other half, of the number of shares issuable upon the exercise of such warrants. The shares and such 1/5 of a warrant were sold at a price of $8.75 per unit. The Company received an aggregate of $3,405,076 gross proceeds from the sale of such shares and warrants. Oscar Gruss & Son, Incorporated ("Gruss") acted as placement agent in such private placement. For its services as placement agent, the Company paid Gruss $272,406 (8% of the gross proceeds), granted Gruss a five year warrant to purchase an aggregate of 38,915 shares of the Company's Common Stock at an exercise price of $10.50 per share and agreed to pay legal expenses incurred by Gruss in such private placement of up to a maximum of $40,000. Such private placement offering was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.

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

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K in the three month period ended March 31, 1999.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    Registrant:

                                    ORTEC INTERNATIONAL, INC.



Date: May 13, 1999          By:       /s/ Steven Katz
                                 -----------------------------------------------

                                      Steven Katz, PhD
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



Date: May 13 1999          By:     /s/ Ron Lipstein
                                 -----------------------------------------------
                                      Ron Lipstein
                                      Chief Financial Officer
                                      (Principal Financial Officer)