Form 10-Q
period 1999-06-30
ORTEC INTERNATIONAL INC
filed 1999-08-06
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                  PERIOD FROM  ________________ TO _________________


                         COMMISSION FILE NUMBER 0-27368


                            ORTEC INTERNATIONAL, INC.
               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)

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


The number of shares outstanding of the issuer's common stock is 6,562,753 (as of August 5, 1999)

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 1999


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

         Item 3.           Quantitative and Qualitative Disclosures About       None
                           Market Risk

Part II

         Item 1.           Legal Proceedings and Claims.                        None

         Item 2.           Changes in Securities and Use
                           of Proceeds.                                         17

         Item 3.           Default Upon Senior Securities.                      None

         Item 4.           Submission of Matters to
                           a Vote of Security Holders.                          None

         Item 5.           Other Information.                                   None

         Item 6.           Exhibits and Reports on Form 8-K.                    17

Signatures                                                                      18

                                     PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               JUNE 30,          DECEMBER 31,
                                                 1999               1998
                                              -----------        -----------
            ASSETS

Current assets:
  Cash and equivalents                        $ 8,597,305        $ 9,449,679
  Marketable securities                                 2            765,660
  Other current assets                              3,224              1,662
                                              -----------        -----------

Total current assets                            8,600,531         10,217,001
                                              -----------        -----------

Property and equipment, at cost:
  Laboratory equipment                          1,030,077            891,109
  Office furniture and equipment                  733,713            611,624
  Leasehold improvements                        1,217,339          1,199,407
                                              -----------        -----------

                                                2,981,129          2,702,140
  Accumulated depreciation and
   amortization                                 1,264,137          1,011,713
                                              -----------        -----------

                                                1,716,992          1,690,427
                                              -----------        -----------

Other assets:
  Patent application costs net of
   accumulated amortization of $84,868
   at June 30, 1999 and $64,355 at
   December 31, 1998                              484,858            451,914
  Deposits                                         35,818             31,697
                                              -----------        -----------

Total other assets                                520,676            483,611
                                              -----------        -----------

Total Assets                                  $10,838,199        $12,391,039
                                              -----------        -----------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  JUNE 30,           DECEMBER 31,
                                                   1999                 1998
                                                ------------         ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
   liabilities                                  $    954,717         $    706,170
  Capital lease obligations - current                 13,236               30,341
  Loans payable - current                            116,187              111,589
                                                ------------         ------------


Total current liabilities                          1,084,140              848,100
                                                ------------         ------------

Long-term liabilities:
  Capital lease obligations - noncurrent                                    5,516
  Loans payable - noncurrent                       1,087,398            1,146,664
                                                ------------         ------------


Total long-term liabilities                        1,087,398            1,152,180
                                                ------------         ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
   authorized, 25,000,000 shares;
   6,575,453 shares issued,
   6,562,753 shares outstanding,
   at June 30, 1999 and 6,182,220
   shares issued, 6,175,620
   outstanding at December 31, 1998                    6,575                6,182
  Additional paid-in capital                      34,585,517           31,550,954
  Deficit accumulated during the
   development stage                             (25,801,325)         (21,099,105)
  Treasury stock, at cost (12,700 shares
   at June 30, 1999 and 6,600 shares at
   December 31, 1998)                               (124,106)             (67,272)
                                                ------------         ------------

Total shareholders' equity                         8,666,661           10,390,759
                                                ------------         ------------

Total Liabilities and
 Shareholders' Equity                           $ 10,838,199         $ 12,391,039
                                                ------------         ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Six months                 Cumulative from
                                           Quarter ended June 30,                    ended June 30,               March 12, 1991
                                                                                                                 (inception) to
                                          1999               1998               1999               1998           June 30, 1999
                                      ------------       ------------       ------------       ------------       ------------
Revenue
  Interest income                     $    106,198       $    150,593       $    218,092       $    318,486       $  1,320,458
                                      ------------       ------------       ------------       ------------       ------------

Expenses
  Research and development                 741,907            405,515          1,518,597            787,430          7,985,726
  Rent                                     108,013             66,381            233,265            106,546            815,109
  Consulting                               232,863            131,615            413,129            237,378          2,553,928
  Personnel                                905,406          1,061,104          1,678,409          2,077,256          9,515,845
  General and administrative               546,603            380,629          1,025,832            680,700          5,905,893
  Interest and other expense                25,147             32,451             51,080             49,465            345,282
                                      ------------       ------------       ------------       ------------       ------------

                                         2,559,939          2,077,695          4,920,312          3,938,775         27,121,783
                                      ------------       ------------       ------------       ------------       ------------


Net loss                              $ (2,453,741)      $ (1,927,102)      $ (4,702,220)      $ (3,620,289)      $(25,801,325)
                                      ------------       ------------       ------------       ------------       ------------

Net loss per share                    $       (.37)      $       (.33)      $       (.73)      $       (.62)      $      (7.51)
                                      ------------       ------------       ------------       ------------       ------------

Weighted average common stock
 outstanding (basic and diluted)         6,562,625          5,869,588          6,433,597          5,817,797          3,434,335
                                      ------------       ------------       ------------       ------------       ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                         Deficit
                                                                        accumulated
                                   Common Stock         Additional        in the
                                                          Paid-in      development       Treasury
                                 Shares     Amount        Capital         stage           Stock          Total
                               ---------    ------     ------------    ------------     ----------   ------------
Issuance of stock:
 Founders                      1,553,820    $1,554    $(        684)                                 $        870
 First private placement         217,440       217           64,783                                        65,000
 The Director                    149,020       149          249,851                                       250,000
 Second private placement         53,020        5           499,947                                       500,000
 Share issuance expenses                               (     21,118)                                  (    21,118)
Net loss for the period from
 March 12, 1991 (inception) to
  December 31, 1991                                                    $(   281,644)                  (   281,644)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1991    1,973,300     1,973          792,779     (   281,644)                      513,108

Issuance of stock:
 Second private placement         49,320        49          465,424                                       465,473
 Stock purchase agreement with
  The Director                    31,820        32          299,966                                       299,998
 Share issuance expenses                               (     35,477)                                  (    35,477)
Net loss for the year ended
 December 31, 1992                                                      (   785,941)                  (   785,941)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1992    2,054,440     2,054        1,522,692     ( 1,067,585)                      457,161

Issuance of stock:

 Third private placement         132,150       132        1,321,368                                     1,321,500
 Stock purchase agreement with
  Home Insurance Company         111,111       111          999,888                                       999,999
 Stock purchase agreement with
  The Director                    21,220        21          199,979                                       200,000
 Shares issued in exchange
  for commissions earned             600         1            5,999                                         6,000
 Share issuance expenses                               (    230,207)                                  (   230,207)
Net loss for the year ended
 December 31, 1993                                                      ( 1,445,624)                  ( 1,445,624)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1993    2,319,521    $2,319     $  3,819,719    $( 2,513,209)                 $  1,308,829
                               ---------    ------     ------------    ------------                   ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                         Deficit
                                                                        accumulated
                                   Common Stock         Additional        in the
                                                          Paid-in      development       Treasury
                                 Shares     Amount        Capital         stage           Stock          Total
                               ---------    ------     ------------    ------------     ----------   ------------
  (brought forward)            2,319,521    $2,319     $  3,819,719    $( 2,513,209)                  $  1,308,829

Issuance of stock:
 Fourth private placement         39,451        40          397,672                                        397,712
 Stock purchase agreement with
  Home Insurance Company          50,000        50          499,950                                        500,000

 Share issuance expenses                                (     8,697)                                   (     8,697)
Net loss for the year ended
 December 31, 1994                                                      ( 1,675,087)                   ( 1,675,087)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1994    2,408,972     2,409        4,708,644     ( 4,188,296)                       522,757

Rent forgiveness                                             40,740                                         40,740
Net loss for the year ended
 December 31, 1995                                                      ( 1,022,723)                   ( 1,022,723)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1995    2,408,972     2,409        4,749,384     ( 5,211,019)                   (   459,226)

Issuance of stock:
  Initial public offering      1,200,000     1,200        5,998,800                                      6,000,000
  Exercise of warrants            33,885        34           33,851                                         33,885
  Fifth private placement        959,106       959        6,219,838                                      6,220,797
  Share issuance expenses                               ( 1,580,690)                                   ( 1,580,690)
  Non-cash stock compensation
   and interest                                             152,000                                        152,000
Net loss for the year ended
 December 31, 1996                                                      ( 2,649,768)                   ( 2,649,768)
                               ---------    ------     ------------    ------------                   ------------

Balance - December 31, 1996    4,601,963    $4,602     $ 15,573,183    $( 7,860,787)                  $  7,716,998
                               ---------    ------     ------------    ------------                   ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                         Deficit
                                                                        accumulated
                                   Common Stock         Additional        in the
                                                          Paid-in      development       Treasury
                                 Shares     Amount        Capital         stage           Stock          Total
                               ---------    ------     ------------    ------------     ----------   ------------
  (brought forward)            4,601,963    $4,602     $ 15,573,183      $( 7,860,787)                $  7,716,998

Exercise of warrants           1,158,771     1,159       10,821,632                                     10,822,791
Share issuance costs                                    (   657,508)                                   (   657,508)
Stock options and warrants
 issued for services                                        660,000                                        660,000
Net loss for the year ended
 December 31, 1997                                                        ( 4,825,663)                 ( 4,825,663)
                               ---------    ------     ------------      ------------                 ------------

Balance - December 31, 1997    5,760,734     5,761       26,397,307       (12,686,450)                  13,716,618

Exercise of warrants             221,486       221        1,281,736                                      1,281,957
Stock options and warrants
 issued for services                                      1,920,111                                      1,920,111
Sixth private placement          200,000       200        1,788,498                                      1,788,698
Warrants issued in Sixth
 private placement                                          211,302                                        211,302
Share issuance costs                                    (    48,000)                                   (    48,000)
Purchase of treasury stock
 (at cost)                                                                                $( 67,272)   (    67,272)
Net loss for the year ended
 December 31, 1998                                                        ( 8,412,655)                 ( 8,412,655)
                               ---------    ------     ------------      ------------     ---------   ------------

Balance - December 31, 1998    6,182,220     6,182       31,550,954       (21,099,105)     ( 67,272)    10,390,759

Exercise of warrants               4,077         4            4,073                                          4,077
Stock options issued for
 services                                               (    17,604)                                   (    17,604)
Seventh private placement        389,156       389        3,400,396                                      3,400,785
Warrants issued in Seventh
 private placement                                          236,291                                        236,291
Share issuance costs                                    (   588,593)                                   (   588,593)
Purchase of treasury stock
 (at cost)                                                                                 ( 56,834)   (    56,834)

Net loss for the six months
 ended June 30, 1999                                                      ( 4,702,220)                 ( 4,702,220)
                               ---------    ------     ------------      ------------     ---------   ------------

Balance - June 30, 1999        6,575,453    $6,575     $ 34,585,517      $(25,801,325)    $(124,106)  $  8,666,661
                               ---------    ------     ------------      ------------     ---------   ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six months               Cumulative from
                                                Quarter ended June 30,                    ended June 30,             March 12, 1991
                                                                                                                     (inception) to
                                               1999               1998               1999               1998          June 30, 1999
                                           ------------       ------------       ------------       ------------       ------------
Cash flows from operating activities:

 Net loss                                  $ (2,453,741)      $ (1,927,102)      $ (4,702,220)      $ (3,620,289)      $(25,801,325)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

   Depreciation and amortization                139,808            120,516            272,937            201,715          1,359,242
   Unrealized loss on marketable
    securities                                                                                                               11,404
   Realized loss on marketable
    securities                                                                                                                5,250
   Non cash stock compensation and
    interest                                     (1,041)           556,247            (17,604)         1,082,500          2,714,507
   Purchases of marketable
    securities                               (3,670,356)            (6,298)       (13,795,622)       (19,075,122)
   Sales of marketable securities                                4,045,000            771,956          5,622,000         19,130,920

   Changes in operating assets and
    liabilities
     Other current assets                          (161)          (129,621)            (1,562)          (126,012)            (3,224)
     Accounts payable and accrued
      liabilities                                16,216            (88,921)           248,547           (166,065)         1,042,544
                                           ------------       ------------       ------------       ------------       ------------

Net cash used in operating
 activities                                  (2,298,919)        (1,094,237)        (3,434,244)       (10,801,773)       (20,615,804)
                                           ------------       ------------       ------------       ------------       ------------

Cash flows from investing activities:

 Purchases of property and equipment,
  excluding capital leases                     (180,559)          (735,107)          (278,989)          (797,717)        (2,894,063)
 Payments for patent application                (21,618)           (13,545)           (53,457)           (16,087)          (569,726)
 Organization costs                             (10,238)
 Deposits                                        (2,548)            38,300             (4,121)            19,820            (33,835)
 Purchases of marketable securities                                                                                        (594,986)
 Sales of marketable securities                                                                                             522,532
                                           ------------       ------------       ------------       ------------       ------------

Net cash provided by (used in)
 investing activities                          (204,725)          (710,352)          (336,567)          (793,984)        (3,580,316)
                                           ------------       ------------       ------------       ------------       ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six months               Cumulative from
                                                Quarter ended June 30,                    ended June 30,             March 12, 1991
                                                                                                                     (inception) to
                                               1999               1998               1999               1998          June 30, 1999
                                           ------------       ------------       ------------       ------------       ------------
Cash flows from financing activities:

 Proceeds from issuance of notes
  payable                                                                                                               $   515,500
 Repayment of notes payable                                                                                                (515,500)
 Proceeds from issuance of common
  stock                                    $      1,983       $    402,110       $  3,409,153       $    444,203         34,769,136
 Share issuance expenses                        (40,000)           (20,000)          (356,593)           (20,000)        (2,932,290)
 Purchase of treasury stock                      (9,529)           (56,834)          (124,106)
 Proceeds from issuance of loans
  payable                                       600,000            600,000          1,425,850
 Repayment of loans payable                     (27,610)           (35,779)           (54,668)           (40,884)          (251,197)
 Repayment of capital lease
  obligations                                    (9,127)           (10,431)           (22,621)           (19,657)           (93,968)
                                           ------------       ------------       ------------       ------------       ------------

Net cash provided by (used in)
 financing activities                           (84,283)           935,900          2,918,437            963,662         32,793,425
                                           ------------       ------------       ------------       ------------       ------------

Net increase (decrease) in cash
 and cash equivalents                        (2,587,927)          (868,689)          (852,374)       (10,632,095)         8,597,305

Cash and cash equivalents at
 beginning of period                         11,185,232          2,187,287          9,449,679         11,950,693
                                           ------------       ------------       ------------       ------------       ------------

Cash and cash equivalents at
 end of period                             $  8,597,305       $  1,318,598       $  8,597,305       $  1,318,598       $  8,597,305
                                           ------------       ------------       ------------       ------------       ------------

Supplemental disclosure of cash
 flow information:

 Non-cash financing activities

  Share issuance expenses - warrants                                            $    232,000                           $    232,000
                                                                                ------------                           ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998



NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 1999 and the statements of operations, shareholders' equity and cash flows for the three and six month periods ended June 30, 1999 and 1998 and for the period from March 12, 1991 (inception) to June 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1998 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 is not necessarily indicative of the operating results for the full year.


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


General

         Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, burns, donor site wounds and chronic skin ulcers in Epidermolysis Bullosa ("EB") patients. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") to do so. The Company has incurred a cumulative net loss of approximately $25.8 million as of June 30, 1999. The Company expects to continue to incur substantial and increasing losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

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

         The Company is currently conducting clinical trials of its product in the treatment of autograft donor site wounds and venous stasis ulcers, and expects to file, during the third quarter of 1999, an application for FDA approval to conduct a clinical trial to use its product in the treatment of diabetic ulcers. The Company has completed a clinical trial for the use of its product in the treatment of chronic ulcers in patients with EB and expects to file, during the third quarter of 1999, an application with the FDA for a Humanitarian Device Exemption which, if approved, will allow commercial sales of the Company's product for the treatment of EB patients. The Company recently filed an application with the FDA for approval to proceed with a multi-center pivotal trial using a cryopreserved version of the Company's product on human donor site wounds. If the application is approved by the FDA the Company expects to begin the clinical trial during the third quarter of 1999.

Results of Operations

Three Months Ended June 30, 1999 and June 30, 1998

         Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income decreased by approximately $44,000 from approximately $150,000 for the three months ended June 30, 1998 to approximately $106,000 for the three months ended June 30, 1999, because of smaller average cash and marketable securities balances in the 1999 quarter resulting from cash used by the Company in its operations.

         Research and Development. The Company's research and development expenses for the three months ended June 30, 1999 increased to approximately $742,000 from approximately $405,000 for the three months ended June 30, 1998, which amounts do not include consulting expenses, a significant portion of which was also paid for the Company's research and development. The consulting expenses, substantially all of which is for research and development, amounted to approximately $233,000 for the three months ended June 30, 1999 as opposed to approximately $132,000 for the three months ended June 30, 1998. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of the Company's product. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of the Company's product used in those trials. Future research and development expenses may increase depending on the continued expenses incurred in clinical trials and the costs associated with the Company's manufacturing scale-up and the expansion of its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing.

         General and Administrative. The Company's general and administrative expenses for the three months ended June 30, 1999 increased to approximately $547,000 from approximately $381,000 for the three months ended June 30, 1998. The increase in general and administrative expenses is a result of the increased overhead costs resulting from the increase in personnel, professional fees, depreciation, filing fees and investor and public relations expenses. Future general and administrative expenses may increase as additional personnel are employed, there are increases in corporate development, use of professional services, compensation expense associated with stock options, use of financial consultants and other general corporate matters.

         Personnel. The Company's personnel expenses for the three months ended June 30, 1999 decreased by approximately $156,000 from $1.1 million for the three months ended June 30, 1998. The cash compensation paid by the Company for personnel actually increased in the second quarter of 1999 compared to the second quarter of 1998, as a result of the increase in the number of persons employed in the second quarter of 1999. However, non cash compensation in the grant of warrants amounted to approximately $556,000 in the second quarter of 1998 compared to a negative figure resulting from a reversal of compensation expense, of approximately $1,000 in the second quarter of 1999, due to a remeasurement of the value of an outstanding option. Future personnel costs are expected to increase since the Company intends to expand its clinical trial program for the use of its product in treating different medical indications, possible increase in its other research and development activities, compensation expense associated with the grant of stock options and for corporate administrative personnel.

         Rent. The Company's expenses for rent for the three months ended June 30, 1999 increased to approximately $108,000 from approximately $66,000 for the three months ended June 30, 1998. The increase in rent expense is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1999.

Six Months Ended June 30, 1999 and June 30, 1998

         Revenues. Interest income decreased by approximately $100,000 from approximately $318,000 for the six months ended June 30, 1998 to approximately $218,000 for the six months ended June 30, 1999, because of smaller average cash and marketable securities balances in the 1999 period.

         Research and Development. The Company's research and development expenses for the six months ended June 30, 1999 increased to $1.5 million from $0.8 million for the six months ended June 30, 1998, which amounts do not include consulting expenses, substantially all of which was also paid for the Company's research and development. Such consulting expenses amounted to approximately $413,000 for the six months ended June 30, 1999 as opposed to approximately $237,000 for the six months ended June 30, 1998. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of the Company's product.

         General and Administrative. The Company's general and administrative expenses for the six months ended June 30, 1999 increased to $1.0 million from $0.7 million for the six months ended June 30, 1998. The increase in general and administrative expenses is a result of the increased overhead costs resulting from the increase in personnel, professional fees, depreciation, filing fees and investor and public relations expenses.

         Personnel. The Company's personnel expenses for the six months ended June 30, 1999 decreased by approximately $400,000 from $2.1 million for the six months ended June 30, 1998. The cash compensation paid by the Company for personnel actually increased in the first half of 1999 compared to the first half of 1998, as a result of the increase in the number of persons employed in the first half of 1999. However, non cash compensation in the grant of warrants amounted to $1.1 million in the first half of 1998 compared to a negative figure resulting from a reversal of compensation expense, of approximately $18,000 in the first half of 1999, due to a remeasurement of the value of an outstanding option.

         Rent. The Company's expenses for rent for the six months ended June 30, 1999 increased to approximately $233,000 from approximately $107,000 for the six months ended June 30, 1998. The increase in rent expense is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1999.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through June 30, 1999, the Company has accumulated a deficit of approximately $25.8 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997.

From inception to June 30, 1999 the Company had received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $34.6 million.

         For the first half ended June 30, 1999 the Company used net cash for operating activities of approximately $3.4 million compared to approximately $10.8 million for the comparable half in 1998. The decrease in cash used in operating activities resulted primarily from (i) a net cash outlay in the first half of 1998 of approximately $8.2 million which the Company used to purchase marketable securities with cash it had on hand, as opposed to net sales of approximately $766,000 in the first half ended June 30, 1999, (ii) a decrease of approximately $1.1 million attributable to non cash expense consisting of grants of stock options and warrants ($1.1 million in the first half of 1998 and minus $17,600 in the first half of 1999 for the reasons set forth in the discussion of personnel expenses above), (iii) increases in accounts payable and accrued liabilities and depreciation and amortization, and (iv) an increase of approximately $1.1 million in the net loss in the first half of 1999 compared to the first half of 1998.

         In the six months ended June 30, 1999 the Company realized cash provided by its financing activities of approximately $2.9 million as compared to cash provided by its financing activities of approximately $1.0 million in the six months ended June 30, 1998. The larger amount of cash received from financing activities is primarily accounted for by approximately $3.1 million of net proceeds received by the Company from issuance of its Common Stock in 1999.

         The Company invested a total of approximately $279,000 in property, plant and equipment during the six months ended June 30, 1999 compared to approximately $798,000 in the six months ended June 30, 1998. Since inception, the Company has spent $2.9 million for property, plant and equipment excluding capital lease agreements. The capital lease agreements consist primarily of laboratory equipment.

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

         The Company is likely to require substantial funding to continue its research and development activities, preclinical testing and clinical trials and manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical testing and clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected. At its current rate of spending the Company's cash and cash equivalents on hand at June 30, 1999 (approximately $8.6 million) will enable the Company to continue its operations through March of 2000.

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

         -Suppliers. The Company is in the process of requesting its suppliers of materials and services to advise it as to whether they are Year 2000 compliant. The supplier of one of two services critical to the conduct of the human clinical trials in which the Company's Composite Cultured Skin is being tested has advised the Company that it is Year 2000 compliant and the Company has been advised that the other supplier's response should be received by the end of September, 1999. The Company continues to seek written confirmation from the vendors from whom it purchases the collagen and the media culture used in the production of its Composite Cultured Skin. Any negative response will not affect the Company's ability to produce its Composite Cultured Skin because there are other suppliers of such materials selling them at comparable cost.

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

         The Company expects to substantially complete its Year 2000 assessment by September 30, 1999.

                                     PART II

ITEM 2.           CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         During the second quarter of 1999 the Company granted to four employees and one non-employee consultant five to seven year options under its Employee Stock Option Plan to purchase an aggregate of 8,500 shares of Common Stock, at an exercise price of $9.00 per share. Such grants were in consideration for services rendered to the Company. The grant of such options were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.


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


(b)      Reports on Form 8-K

                  One report on Form 8-K was filed by the Company in the second quarter of 1999 reporting the action taken by the Company's Board of Directors extending the expiration date of the Company's publicly traded Class B Warrants from May 28, 1999 to November 30, 1999. No financial statements were included in that report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     Registrant:

                            ORTEC INTERNATIONAL, INC.



Date: August 6, 1999                        By:    /s/ Steven Katz
                                               ---------------------------------
                                                  Steven Katz, PhD
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



Date: August 6, 1999                        By:     /s/ Ron Lipstein
                                               ---------------------------------
                                                  Ron Lipstein
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)