Form 10-Q
period 1999-09-30
ORTEC INTERNATIONAL INC
filed 1999-11-12
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


The number of shares outstanding of the issuer's common stock is 6,562,753 (as of November 1, 1999)

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1999


                               ITEMS IN FORM 10-Q


                                                                                        Page
                                                                                        ----
Facing page

Part I

         Item 1.  Financial Statements.                                                    1

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                            12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                           None

Part II

         Item 1.  Legal Proceedings and Claims.                                         None

         Item 2.  Changes in Securities and Use
                  of Proceeds.                                                            19

         Item 3.  Default Upon Senior Securities.                                       None

         Item 4.  Submission of Matters to
                  a Vote of Security Holders.                                             19

         Item 5.  Other Information.                                                    None

         Item 6.  Exhibits and Reports on Form 8-K.                                       21

Signatures                                                                                22

PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  SEPTEMBER 30,      DECEMBER 31,
                                                       1999              1998
                                                   -----------       -----------
                                     ASSETS

Current assets:
  Cash and equivalents                             $ 5,812,909       $ 9,449,679
  Marketable securities                                      2           765,660
  Other current assets                                     229             1,662
                                                   -----------       -----------


Total current assets                                 5,813,140        10,217,001
                                                   -----------       -----------

Property and equipment, at cost:
  Laboratory equipment                               1,197,004           891,109
  Office furniture and equipment                       772,027           611,624
  Leasehold improvements                             1,224,406         1,199,407
                                                   -----------       -----------

                                                     3,193,437         2,702,140
  Accumulated depreciation and
   Amortization                                      1,398,986         1,011,713
                                                   -----------       -----------

Property and equipment - net                         1,794,451         1,690,427
                                                   -----------       -----------

Other assets:
  Patent application costs net of
    accumulated amortization of $96,601
    at September 30, 1999 and $64,355 at
    December 31, 1998                                  526,154           451,914
  Deposits                                              33,680            31,697
                                                   -----------       -----------

Total other assets                                     559,834           483,611
                                                   -----------       -----------

Total Assets                                       $ 8,167,425       $12,391,039
                                                   ===========       ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        1999                1998
                                                                                    ------------        ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                                                     $  1,040,676        $    706,170
  Capital lease obligations - current                                                      8,259              30,341
  Loans payable - current                                                                118,557             111,589
                                                                                    ------------        ------------

Total current liabilities                                                              1,167,492             848,100
                                                                                    ------------        ------------


Long-term liabilities:
  Capital lease obligations - noncurrent                                                                       5,516
  Loans payable - noncurrent                                                           1,056,855           1,146,664
                                                                                    ------------        ------------

Total long-term liabilities                                                            1,056,855           1,152,180
                                                                                    ------------        ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
    authorized, 25,000,000 shares; 6,575,453 shares issued, 6,562,753 shares outstanding, at September 30, 1999 and 6,182,220 shares issued, 6,175,620
    outstanding at December 31, 1998                                                       6,575               6,182
  Additional paid-in capital                                                          34,674,297          31,550,954
  Deficit accumulated during the
    development stage                                                                (28,613,688)        (21,099,105)
  Treasury stock, at cost (12,700 shares
    at September 30, 1999 and 6,600 shares at
    December 31, 1998)                                                                  (124,106)            (67,272)
                                                                                    ------------        ------------

Total shareholders' equity                                                             5,943,078          10,390,759
                                                                                    ------------        ------------

Total Liabilities and
 Shareholders' Equity                                                               $  8,167,425        $ 12,391,039
                                                                                    ============        ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Nine months                Cumulative from
                                          Quarter ended September 30,                ended September 30,            March 12, 1991
                                          ---------------------------                -------------------            (inception) to
                                           1999                1998                1999                1998       September 30, 1999
                                           ----                ----                ----                ----       ------------------
Revenue
  Interest income                      $     90,981        $    147,889        $    309,073        $    466,375     $  1,411,439
                                       ------------        ------------        ------------        ------------     ------------


Expenses
  Research and development                  877,608             494,016           2,396,205           1,281,446        8,863,334
  Rent                                      117,914              64,907             351,179             171,453          933,023
  Consulting                                176,150             338,226             589,279             575,604        2,730,078
  Personnel                                 944,141             683,732           2,622,550           2,760,988       10,459,986
  General and administrative                763,059             405,298           1,788,891           1,085,998        6,668,952
  Interest and other expense                 24,472              27,617              75,552              77,082          369,754
                                       ------------        ------------        ------------        ------------     ------------

                                          2,903,344           2,013,796           7,823,656           5,952,571       30,025,127
                                       ------------        ------------        ------------        ------------     ------------

Net loss                               $ (2,812,363)       $ (1,865,907)       $ (7,514,583)       $ (5,486,196)    $(28,613,688)
                                       ============        ============        ============        ============     ============


Net loss per share                     $       (.43)       $       (.32)       $      (1.16)       $       (.94)    $      (8.12)
                                       ============        ============        ============        ============     ============

Weighted average common  stock
 outstanding (basic and diluted)          6,562,753           5,894,123           6,476,649           5,843,239        3,525,454
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock            Additional   Deficit accumulated
                                                                       Paid-in     in the development   Treasury
                                        Shares         Amount          Capital           stage           Stock             Total
                                        ------         ------          -------           -----           -----             -----
Issuance of stock:
  Founders                            1,553,820     $     1,554     $      (684)                                        $       870
  First private placement               217,440             217          64,783                                              65,000
  The Director                          149,020             149         249,851                                             250,000
  Second private placement               53,020              53         499,947                                             500,000
  Share issuance expenses                                               (21,118)                                            (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                                  $   (281,644)                         (281,644)
                                      ---------     -----------     -----------      ------------                       -----------

Balance - December 31, 1991           1,973,300           1,973         792,779          (281,644)                          513,108

Issuance of stock:
  Second private placement               49,320              49         465,424                                             465,473
  Stock purchase agreement with
    The Director                         31,820              32         299,966                                             299,998
  Share issuance expenses                                               (35,477)                                            (35,477)
Net loss for the year ended
  December 31, 1992                                                                      (785,941)                         (785,941)
                                      ---------     -----------     -----------      ------------                       -----------

Balance - December 31, 1992           2,054,440     $     2,054     $ 1,522,692      $ (1,067,585)                      $   457,161
                                      =========     ===========     ===========      ============                       ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock            Additional   Deficit accumulated
                                                                       Paid-in     in the development   Treasury
                                        Shares         Amount          Capital           stage           Stock             Total
                                        ------         ------          -------           -----           -----             -----
  (brought forward)                   2,054,440     $     2,054     $ 1,522,692      $ (1,067,585)                      $   457,161
                                      =========     ===========     ===========      ============                       ===========

Issuance of stock:
  Third private placement               132,150             132       1,321,368                                           1,321,500
  Stock purchase agreement with
    Home Insurance Company              111,111             111         999,888                                             999,999
  Stock purchase agreement with
    The Director                         21,220              21         199,979                                             200,000
  Shares issued in exchange
    for commissions earned                  600               1           5,999                                               6,000
  Share issuance expenses                                              (230,207)                                           (230,207)
Net loss for the year ended
  December 31, 1993                                                                    (1,445,624)                       (1,445,624)
                                      ---------     -----------     -----------      ------------                       -----------

Balance - December 31, 1993           2,319,521           2,319       3,819,719        (2,513,209)                        1,308,829

Issuance of stock:
  Fourth private placement               39,451              40         397,672                                             397,712
  Stock purchase agreement with
    Home Insurance Company               50,000              50         499,950                                             500,000
  Share issuance expenses                                                (8,697)                                             (8,697)
Net loss for the year ended
  December 31, 1994                                                                    (1,675,087)                       (1,675,087)
                                      ---------     -----------     -----------      ------------                       -----------

Balance - December 31, 1994           2,408,972     $     2,409     $ 4,708,644      $ (4,188,296)                      $   522,757
                                      =========     ===========     ===========      ============                       ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock            Additional   Deficit accumulated
                                                                       Paid-in     in the development   Treasury
                                        Shares         Amount          Capital           stage           Stock             Total
                                        ------         ------          -------           -----           -----             -----
  (brought forward)                   2,408,972     $     2,409     $ 4,708,644      $ (4,188,296)                      $   522,757

Rent forgiveness                                                         40,740                                              40,740
Net loss for the year ended
  December 31, 1995                                                                    (1,022,723)                       (1,022,723)
                                      ---------     -----------     -----------      ------------                       -----------


Balance - December 31, 1995           2,408,972           2,409       4,749,384        (5,211,019)                         (459,226)

Issuance of stock:
  Initial public offering             1,200,000           1,200       5,998,800                                           6,000,000
  Exercise of warrants                   33,885              34          33,851                                              33,885
  Fifth private placement               959,106             959       6,219,838                                           6,220,797
  Share issuance expenses                                            (1,580,690)                                         (1,580,690)
  Non-cash stock compensation
    and interest                                                        152,000                                             152,000
Net loss for the year ended
  December 31, 1996                                                                    (2,649,768)                       (2,649,768)
                                      ---------     -----------     -----------      ------------                       -----------

Balance - December 31, 1996           4,601,963     $     4,602     $15,573,183      $ (7,860,787)                      $ 7,716,998
                                      =========     ===========     ===========      ============                       ===========




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock            Additional   Deficit accumulated
                                                                       Paid-in     in the development   Treasury
                                        Shares         Amount          Capital           stage           Stock             Total
                                        ------         ------          -------           -----           -----             -----
  (brought forward)                   4,601,963     $     4,602     $15,573,183      $ (7,860,787)                      $ 7,716,998

Exercise of warrants                  1,158,771           1,159      10,821,632                                          10,822,791
Share issuance costs                                                   (657,508)                                           (657,508)
Stock options and warrants
  issued for services                                                   660,000                                             660,000
Net loss for the year ended
  December 31, 1997                                                                    (4,825,663)                       (4,825,663)
                                      ---------     -----------     -----------      ------------                       -----------


Balance - December 31, 1997           5,760,734           5,761      26,397,307       (12,686,450)                       13,716,618

Exercise of warrants                    221,486             221       1,281,736                                           1,281,957
Stock options and warrants
  issued for services                                                 1,920,111                                           1,920,111
Sixth private placement                 200,000             200       1,788,498                                           1,788,698
Warrants issued in Sixth
  private placement                                                     211,302                                             211,302
Share issuance costs                                                    (48,000)                                            (48,000)
Purchase of treasury stock
  (at cost)                                                                                             $ (67,272)          (67,272)
Net loss for the year ended
  December 31, 1998                                                                    (8,412,655)                       (8,412,655)
                                      ---------     -----------     -----------      ------------       ---------       -----------


Balance - December 31, 1998           6,182,220     $     6,182     $31,550,954      $(21,099,105)      $ (67,272)      $10,390,759
                                      =========     ===========     ===========      ============       =========       ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock            Additional   Deficit accumulated
                                                                       Paid-in     in the development   Treasury
                                        Shares         Amount          Capital           stage           Stock             Total
                                        ------         ------          -------           -----           -----             -----
  (brought forward)                   6,182,220     $     6,182     $31,550,954      $(21,099,105)      $ (67,272)      $10,390,759

Exercise of warrants                      4,077               4           4,073                                               4,077
Stock options issued for
  services                                                               76,176                                              76,176
Seventh private placement               389,156             389       3,400,396                                           3,400,785
Warrants issued in Seventh
  private placement                                                     236,291                                             236,291
Share issuance costs                                                   (593,593)                                           (593,593)
Purchase of treasury stock
  (at cost)                                                                                               (56,834)          (56,834)
Net loss for the nine months
  ended September 30, 1999                                                             (7,514,583)                       (7,514,583)
                                      ---------     -----------     -----------      ------------       ---------       -----------

Balance - September 30, 1999          6,575,453     $     6,575     $34,674,297      $(28,613,688)      $(124,106)      $ 5,943,078
                                      =========     ===========     ===========      ============       =========       ===========




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months            Cumulative from
                                                     Quarter ended September 30,        ended September 30,         March 12, 1991
                                                     ---------------------------        -------------------         (inception) to
                                                        1999            1998           1999            1998       September 30, 1999
                                                        ----            ----           ----            ----       ------------------
Cash flows from operating activities:
  Net loss                                          $ (2,812,363)   $ (1,865,907)  $ (7,514,583)   $ (5,486,196)    $(28,613,688)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      146,582         109,364        419,519         311,079        1,505,824
      Unrealized loss on marketable securities                                                                            11,404
      Realized loss on marketable securities                                                                               5,250
      Non cash stock compensation and interest            93,780          33,750         76,176       1,116,250        2,808,287
      Purchases of marketable securities                              (3,686,128)        (6,298)    (17,481,750)     (19,075,122)
      Sales of marketable securities                                   4,499,000        771,956      10,121,000       19,130,920
      Changes in operating assets and liabilities
         Other current assets                              2,995         130,130          1,433           4,118             (229)
         Accounts payable and accrued
            liabilities                                   85,959         318,888        334,506         152,823        1,128,503
                                                    ------------    ------------   ------------    ------------     ------------
Net cash used in operating activities                 (2,483,047)       (460,903)    (5,917,291)    (11,262,676)     (23,098,851)
                                                    ------------    ------------   ------------    ------------     ------------

Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                            (212,308)       (107,289)      (491,297)       (905,006)      (3,106,371)
  Payments for patent application                        (53,029)        (40,295)      (106,486)        (56,382)        (622,755)
  Organization costs                                                                                                     (10,238)
  Deposits                                                 2,138             282         (1,983)         20,102          (31,697)
  Purchases of marketable securities                                                                                    (594,986)
  Sales of marketable securities                                                                                         522,532
                                                    ------------    ------------   ------------    ------------     ------------
Net cash provided by (used in)
  investing activities                                  (263,199)       (147,302)      (599,766)       (941,286)      (3,843,515)
                                                    ------------    ------------   ------------    ------------     ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months            Cumulative from
                                                     Quarter ended September 30,        ended September 30,         March 12, 1991
                                                     ---------------------------        -------------------         (inception) to
                                                        1999            1998           1999            1998       September 30, 1999
                                                        ----            ----           ----            ----       ------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                                                           $    515,500
  Repayment of notes payable                                                                                            (515,500)
  Proceeds from issuance of common
    stock                                                           $     82,299   $  3,409,153    $    526,502       34,769,136
  Share issuance expenses                           $     (5,000)                      (361,593)        (20,000)      (2,937,290)
  Purchase of treasury stock                                             (10,312)       (56,834)        (10,312)        (124,106)
  Proceeds from issuance of loans payable                                                               600,000        1,425,850
  Repayment of loans payable                             (28,173)        (25,988)       (82,841)        (66,872)        (279,370)
  Repayment of capital lease obligations                  (4,977)        (10,969)       (27,598)        (30,626)         (98,945)
                                                    ------------    ------------   ------------    ------------     ------------
Net cash provided by (used in)
  financing activities                                   (38,150)         35,030      2,880,287         998,692       32,755,275
                                                    ------------    ------------   ------------    ------------     ------------

Net increase (decrease) in cash
  and cash equivalents                                (2,784,396)       (573,175)    (3,636,770)    (11,205,270)       5,812,909
Cash and cash equivalents at
  beginning of period                                  8,597,305       1,318,598     9,449,679       11,950,693
                                                    ------------    ------------   ------------    ------------     ------------
Cash and cash equivalents at
  end of period                                     $  5,812,909    $    745,423   $  5,812,909    $    745,423     $  5,812,909
                                                    ============    ============   ============    ============     ============

Supplemental disclosure of cash flow information:
    Non-cash financing activities
      Share issuance expenses - warrants                                           $    232,000                     $    232,000
                                                                                   ============                     ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998



NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 1999 and the statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 1999 and 1998 and for the period from March 12, 1991 (inception) to September 30, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1998 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 is not necessarily indicative of the operating results for the full year.


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


General

         Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, burns, donor site wounds and chronic skin ulcers in persons suffering from epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") and/or other similar foreign regulatory bodies to do so. Accordingly, the Company does not expect to record significant product sales until it receives such approvals. The Company has incurred a cumulative net loss of approximately $28.6 million as of September 30, 1999. The Company expects to continue to incur substantial and increasing losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

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

         The Company is currently conducting clinical trials of its product in the treatment of autograft donor site wounds, venous stasis ulcers and diabetic ulcers. The Company has completed a clinical trial for the use of its product in the treatment of chronic ulcers in patients with epidermolysis bullosa and expects to file, during the fourth quarter of 1999, an application with the FDA for a humanitarian device exemption which, if approved, will allow commercial sales of the Company's product for the treatment of patients suffering from epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis. The Company recently received FDA approval to proceed with a multi-center pilot trial using a cryopreserved version of its product on human donor site wounds. The Company is in the process of starting that clinical trial.

Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

         Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income decreased by approximately $57,000 from approximately $148,000 for the three months ended September 30, 1998 to approximately $91,000 for the three months ended September 30, 1999, because of smaller average cash and marketable securities balances in the 1999 quarter resulting from cash used by the Company in its operations.

         Research and Development. The Company's research and development expenses for the three months ended September 30, 1999 increased to approximately $878,000 from approximately $494,000 for the three months ended September 30, 1998, which amounts do not include consulting expenses, a significant portion of which was also paid for the Company's research and development. The consulting expenses, much of which is for research and development, amounted to approximately $176,000 for the three months ended September 30, 1999 as opposed to approximately $338,000 for the three months ended September 30, 1998. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research, for enhancement and other applications of the Company's product and in connection with the preparation of filings with the FDA of the Company's application for a humanitarian device exemption to permit it to make commercial sales of its product for treatment of persons suffering from epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis. Future research and development expenses will most likely continue to increase because of the continued expenses incurred in clinical trials and the costs associated with the Company's manufacturing scale-up and the expansion of its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing.

         General and Administrative. The Company's general and administrative expenses for the three months ended September 30, 1999 increased to approximately $763,000 from approximately $405,000 for the three months ended September 30, 1998. The increase in general and administrative expenses is a result of the increased overhead costs resulting from the increase in personnel, professional fees, depreciation, filing fees and investor and public relations expenses. Future general and administrative expenses may increase as additional personnel are employed, there are increases in corporate development, use of professional services, compensation expense associated with stock options, use of financial consultants and other general corporate matters.

         Personnel. The Company's personnel expenses for the three months ended September 30, 1999 increased by approximately $260,000 from approximately $684,000 for the three months ended September 30, 1998, because of an increase in personnel. Future personnel costs are expected to increase since the Company intends to expand its clinical trial program for the use of its product in treating different medical indications, possible increase in its other research and development activities, compensation expense associated with the grant of stock options and for corporate administrative personnel.

         Rent. The Company's expenses for rent for the three months ended September 30, 1999 increased to approximately $118,000 from approximately $65,000 for the three months ended September 30, 1998. The increase in rent expense is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1999.

Nine Months Ended September 30, 1999 and September 30, 1998

         Revenues. Interest income decreased by approximately $157,000 from approximately $466,000 for the nine months ended September 30, 1998 to approximately $309,000 for the nine months ended September 30, 1999, because of smaller average cash and marketable securities balances in the 1999 period.

         Research and Development. The Company's research and development expenses for the nine months ended September 30, 1999 increased to approximately $2.4 million from approximately $1.3 million for the nine months ended September 30, 1998, which amounts do not include consulting expenses, substantially all of which was also paid for the Company's research and development. Such consulting expenses amounted to approximately $351,000 for the nine months ended September 30, 1999 as opposed to approximately $171,000 for the nine months ended September 30, 1998. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research, and for enhancement and other applications of the Company's product and in connection with the preparation of filings with the FDA of the Company's application for a humanitarian device exemption to permit it to make commercial sales of its product for treatment of persons suffering from epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis.

         General and Administrative. The Company's general and administrative expenses for the nine months ended September 30, 1999 increased to approximately $1.8 million from approximately $1.1 million for the nine months ended September 30, 1998. The increase in general and administrative expenses is a result of the increased overhead costs resulting from the increase in personnel, professional fees, depreciation, filing fees and investor and public relations expenses.

         Personnel. The Company's personnel expenses for the nine months ended September 30, 1999 decreased by approximately $140,000 from approximately $2.8 million for the nine months ended September 30, 1998. The cash compensation paid by the Company for personnel actually increased in the first nine months of 1999 compared to the first nine months of 1998, as a result of the increase in the number of persons employed in the first nine months of 1999. However, non cash compensation in the grant of warrants amounted to approximately $1.1 million in the first nine months of 1998 compared to a negative figure resulting from a reversal of compensation expense, of approximately $18,000, in the first nine months of 1999, due to a remeasurement of the value of an outstanding option.

         Rent. The Company's expenses for rent for the nine months ended September 30, 1999 increased to approximately $351,000 from approximately $171,000 for the nine months ended September 30, 1998. The increase in rent expense is the result of the Company increasing the amount of space occupied by it at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories built for the Company's research and development, and to accommodate the additional personnel employed by the Company in 1999.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through September 30, 1999, the Company has accumulated a deficit of approximately $28.6 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997. From inception to September 30, 1999 the Company had received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $34.7 million.

         For the nine months ended September 30, 1999 the Company used net cash for operating activities of approximately $5.9 million compared to approximately $11.3 million for the comparable nine months in 1998. The decrease in cash used in operating activities resulted primarily from (i) a net cash outlay in the first nine months of 1998 of approximately $7.4 million which the Company used to purchase marketable securities with cash it had on hand, as opposed to net sales of approximately $766,000 in the first nine months ended September 30, 1999, (ii) a decrease of approximately $1.0 million attributable to non cash expense consisting of grants of stock options and warrants ($1.1 million in the first nine months of 1998 and $76,000 in the first nine months of 1999) (iii) increases in accounts payable and accrued liabilities and depreciation and amortization, and (iv) an increase of approximately $2.0 million in the net loss in the first nine months of 1999 compared to the first nine months of 1998.

         In the nine months ended September 30, 1999 the Company realized cash provided by its financing activities of approximately $2.9 million as compared to cash provided by its financing activities of approximately $1.0 million in the nine months ended September 30, 1998. The larger amount of cash received from financing activities is primarily accounted for by approximately $3.1 million of net proceeds received by the Company from issuance of its Common Stock in 1999.

         The Company invested a total of approximately $491,000 in property, plant and equipment during the nine months ended September 30, 1999 compared to approximately $905,000 in the nine months ended September 30, 1998. Since inception, the Company has spent approximately $3.1 million for property, plant and equipment excluding capital lease agreements. The capital lease agreements consist primarily of laboratory equipment.

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

         The Company is likely to require substantial funding to continue its research and development activities, preclinical testing and clinical trials and manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical testing and clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected. At its current rate of spending the Company's cash and cash equivalents on hand at September 30, 1999 (approximately $5.8 million) will enable the Company to continue its operations through March of 2000.

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

         - Information Technology. All of the Company's 50 stand-alone computers are Year 2000 compliant.

         - Embedded Technology. The computer system that monitors the conditions in the Company's two clean rooms where it produces its Composite Cultured Skin is Year 2000 compliant. All of the other manufacturing and quality assurance computer related systems the Company uses for direct support of its production operations are also Year 2000 compliant, except for one computer which the Company is modifying so that it will be Year 2000 compliant. 53% of the laboratory instruments used for research and development have been certified as Year 2000 compliant and no determination as to Year 2000 compliance has been made as to the remaining laboratory equipment. The Company's instruments which it uses for research and development are not critical because they are not needed to produce and test the Company's Composite Cultured Skin. The Company continues to work with the manufacturers of such equipment to determine if they are Year 2000 compliant. Such equipment can continue to be used even if they are not Year 2000 compliant. All the Company's administrative support systems (telephone, facsimile transmission and copiers) are Year 2000 compliant.

         - Contract Research Organizations, Suppliers and Hospitals. In response to the Company's written inquiries, both of the contract research organizations it employs, 43% of the vendors who supply it with goods and other services and 47% of the hospitals and clinics in which its clinical trials are being conducted, have advised the Company that they are Year 2000 compliant. The remaining suppliers and hospitals have not answered or have advised the Company that they have not yet completed their assessment. In the worst case scenario, some of the Company's suppliers might not be able to continue to supply it with adequate amounts of materials and some of the hospitals at which the Company's clinical trials are being conducted might not be able to continue to conduct such clinical trials. While the Company has not developed contingency plans to handle such Year 2000 problems if they occur, the Company intends to mitigate the effects of third party failures to remediate their Year 2000 problems by seeking alternative sources of supply and other hospitals or medical clinics to conduct its clinical trials. Such change of suppliers or hospitals could result in significant interruptions or delays in the conduct of the Company's clinical trials.

                                     PART II

ITEM 2. CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         During the third quarter of 1999 the Company granted to one employee a seven year option under its Employee Stock Option Plan to purchase 10,000 shares of Common Stock, at an exercise price of $10.4375 per share. Such grant was in consideration for services rendered to the Company. The grant of such option was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1999 Annual Meeting of Shareholders was held on August 3, 1999 at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting, the shareholders voted on five matters and all of such matters were approved.

         The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

         NOMINEES FOR
           DIRECTORS                        FOR                    WITHHELD                  AGAINST
           ---------                        ---                    --------                  -------
         Steven Katz                    5,032,815                    7,990                     8,966
         Mark Eisenberg                 4,866,679                    7,990                    175,102
         Ron Lipstein                   4,866,679                    7,990                    175,102
         Alain Klapholz                 4,866,679                    7,990                    175,102
         Joseph Stechler                5,032,815                    7,990                      8,966
         Steven Lillien                 4,866,679                    7,990                    175,102

         There were no broker held non-voted shares represented at the meeting with respect to this matter. There was no other director whose term of office as a director continued after the meeting.

         The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for the Company for 1999. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR               AGAINST            ABSTENTIONS
                              ---               -------            -----------
                           5,020,612            10,819                18,340

         There were 113,142 broker held non-voted shares represented at the Meeting with respect to this matter.

         The third matter upon which the shareholders voted was the proposal to ratify Management's execution of a Placement Agreement with Roberts Mitani Capital LLC ("Roberts Mitani"), engaging Roberts Mitani as the Company's exclusive agent, with certain listed exceptions, for a period of not less than one nor more than twelve months, for the private placement of the Company's Common Stock and other equity securities in private placements at prices which are below the then current market value of such Common Stock or other equity securities, provided (a) such prices are not less than a price which is then thirty (30%) percent below the then current market value of the Company's Common Stock or other such equity securities and (b) no more than 1,900,000 shares of the Company's Common Stock are issuable in all transactions entered into by the Company pursuant to such Placement Agreement. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR              AGAINST              ABSTENTIONS
                              ---              -------              -----------
                           2,226,192           18,790                 19,820

         There were 2,898,111 broker held non-voted shares represented at the meeting with respect to this matter.

         The fourth matter upon which the shareholders voted was to authorize the President or Secretary of the Company, subject to approval by the Company's Board of Directors, to enter into a placement agreement with any other placement agent for a period that will expire not later than one year after the adoption of this resolution, for the sale of shares of the Company's Common Stock or other equity securities in private placements at prices which are then below the then current value of the Company's Common Stock or such other equity securities, provided (a) such prices are not less than a price which is then thirty (30%) percent below the then current market value of the Company's Common Stock or such other equity securities and (b) no more than an aggregate of 1,900,000 shares of the Company's Common Stock are issuable in all such transactions and in the transactions through Roberts Mitani. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR               AGAINST          ABSTENTIONS
                              ---               -------          -----------
                           2,193,276            43,550              27,976

         There were 2,898,111 broker held non-voted shares at the meeting with respect to this matter.

         The fifth matter upon which the shareholders voted was the proposal to authorize the Company's Board of Directors to reduce the exercise price of the Company's Class B Warrants from an exercise price of $15 per share to such lower price as the Board of Directors determines to be in the best interests of the Company, provided such reduced exercise price is no less than a price which is thirty (30%) percent below the market value of the Company's Common Stock at the time of such reduction. The tabulation of the votes (both in person and by proxy) was as follows:

                             FOR                 AGAINST        ABSTENTIONS
                             ---                 -------        -----------
                           4,806,560             19,544           57,531

         There were 113,142 broker held non-voted shares represented at the meeting with respect to this matter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description
         -----------       -----------
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


(b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company in the third quarter of 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                   ORTEC INTERNATIONAL, INC.



Date: November 12, 1999       By: /s/ Steven Katz
                                 -----------------------------------------------
                                      Steven Katz, PhD
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



Date: November 12, 1999       By: /s/ Ron Lipstein
                                 -----------------------------------------------
                                      Ron Lipstein
                                      Chief Financial Officer
                                      (Principal Financial Officer)