Form 10-K405
period 1999-12-31
ORTEC INTERNATIONAL INC
filed 2000-03-28
CIK 889992

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  -------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                ----------------

The number of shares outstanding of the Registrant's common stock is 8,434,017 (as of 3/24/00). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $92,505,935 as of March 23, 2000, based upon a closing price on such date of $12 7/8, as listed on the Nasdaq SmallCap Market.

DOCUMENTS INCORPORATED BY REFERENCE - None

================================================================================

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1998

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----
Facing page

Part I

Item 1. Business ........................................................      1

Item 2. Properties ......................................................     11

Item 3. Legal Proceedings ...............................................   None

Item 4. Submission of Matters to a Vote of Security Holders .............   None

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters .........................................................     12

Item 6. Selected Financial Data .........................................     14

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...........................................     15

Item 7a. Quantitative and Qualitative Disclosures About Market Risk .....   None

Item 8. Financial Statements and Supplementary Data .....................     19

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................   None

Part III

Item 10. Directors and Executive Officers of the Registrant .............     19

Item 11. Executive Compensation .........................................     21

Item 12. Security Ownership of Certain Beneficial Owners and Management .     24

Item 13. Certain Relationships and Related Transactions .................     26

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      28

Signatures ..............................................................     30

Financial Statements ....................................................    F-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are a development stage biomaterial and cell culture biotechnology company that has developed a patented technology which we call Composite Cultured Skin. Our Composite Cultured Skin acts as a biologically active dressing that stimulates the repair, replacement and regeneration of human skin. When our Composite Cultured Skin is applied to the wound site, it produces a mix of growth factors that stimulate wound closure.

         Our product is intended to be utilized for the treatment of numerous skin wounds, including venous stasis ulcers, autograft donor sites, diabetic ulcers and damage from four diseases with small patient populations. With the approval of the United States Food and Drug Administration we are currently conducting, have completed, or will shortly conduct clinical trials of the use of our Composite Cultured Skin in the treatment of all of those skin wounds. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of blood returning from the legs to the heart. An autograft donor site is an area of a patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. The four diseases with small patient populations are epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis.

         We recently developed the technology for the cryopreservation of our product without diminishing its effectiveness. Cryopreservation means the freezing of our product to give it a shelf life of at least three months, as opposed to a few days when our product is not cryopreserved. We have received FDA approval to conduct a clinical trial for the use of our product in its cryopreserved form in the treatment of donor site wounds.

         Our immediate focus is to use our Composite Cultured Skin to treat acute and chronic skin wounds and associated diseases. However, we believe that there is an opportunity to apply our core technologies to repair selected structural tissues such as tendon, ligament, cartilage, bone and blood vessels.

         As a development stage company we have not yet sold any products. Our activities have been limited to human clinical tests of our Composite Cultured Skin and research and development. From the creation of Ortec in March 1991 through December 31, 1999, we have spent an aggregate of $9,574,037 for human clinical trials and research and development, which figure does not include employee salaries. From inception in March 1991 through December 31, 1999 we have sustained a net loss of $31,139,614.

         The following chart summarizes the progress of our clinical trials as of March 15, 2000.

--------------------------------------------------------------------------------
     Medical Condition               Present Regulatory/ Clinical Status
--------------------------------------------------------------------------------
1. Epidermolysis bullosa        Trial completed. HDE application for marketing
                                approval submitted to FDA in November 1999.
--------------------------------------------------------------------------------
2. Donor site wounds            Pilot trial completed. Pivotal trial in
                                progress. Application for marketing approval
                                expected to be submitted to FDA in December,
                                2000.
--------------------------------------------------------------------------------
3. Venous ulcers                Pilot trial completed. Request for permission to
                                begin pivotal trial to be submitted to FDA in
                                second quarter of 2000.
--------------------------------------------------------------------------------
4. Diabetic ulcers              Pilot trial in progress.
--------------------------------------------------------------------------------

         In April 1998, the FDA designated our Composite Cultured Skin as a humanitarian use device for the treatment of patients with epidermolysis bullosa. A humanitarian device exemption is available for a device to treat patients with diseases that have small patient populations. In the clinical trials for such devices proof of the products safety, but not efficacy, must be established. At the recommendation of one of the physicians involved in our clinical trials, we also applied to the FDA for designation of our product as a humanitarian use device for the treatment of patients with toxic epidermal necrolysis. At that time, the FDA suggested that we also consider making such an application for this designation for erythema multiforme and Stevens-Johnson syndrome. All four of these diseases have small patient populations. We recently applied to the FDA for a humanitarian device exemption for use of our Composite Cultured Skin in the treatment of wounds caused by these four small patient population diseases. If such humanitarian device exemption is granted, we expect to conduct a study of hospitals and physicians who are familiar with our Composite Cultured Skin and who treat epidermolysis bullosa to determine the most effective way to commercially market our Composite Cultured Skin for the treatment of patients suffering from epidermolysis bullosa.

THE MARKET

         The above-listed medical conditions to which our Composite Cultured Skin can be applied have varying patient populations afflicted with such conditions and, therefore, the market potential for treating such conditions also varies. The following chart describes the medical conditions we believe can be treated with our Composite Cultured Skin and the patient population we estimate exists in the United States for each of these conditions which cannot be treated with the currently available standard of care. Our estimates of such patient populations are based on publicly available information.

-------------------------------------------------------------------------------------------------------------
Medical Condition                       Description                             Eligible Patient Population
-------------------------------------------------------------------------------------------------------------
1. Epidermolysis bullosa; erythema      Rare congenital and potentially fatal   Less than 4,000 patients for
multiforme; Stevens-Johnson syndrome;   diseases resulting in skin fragility    each of the four conditions
and toxic epidermal necrolysis          and sloughing
-------------------------------------------------------------------------------------------------------------
2. Donor site wounds                    Areas of a patient's body from which                 81,000
                                        healthy skin is taken and
                                        transplanted onto a wound site,
                                        thereby creating an additional wound
                                        at the donor site
-------------------------------------------------------------------------------------------------------------
3. Venous ulcers                        Open lesions on a patient's legs                     350,000
                                        which result from the poor
                                        circulation of blood returning from
                                        the legs to the heart
-------------------------------------------------------------------------------------------------------------
4. Diabetic ulcers                      Non-healing open wounds usually found                400,000
                                        in the feet of diabetic patients
-------------------------------------------------------------------------------------------------------------

THE PRODUCT

Background

         Human skin is composed of cells and matrix proteins that are tough yet flexible and protect the body against abrasion, water loss, and infection. For cells to function normally within tissues, the cells must interact with the proteins that surround them. When certain tissues become damaged, normal healthy cells attempt to repair the deficient site by moving into the damaged area, dividing, and depositing new matrix proteins that very often result in scars. Scars do not function like normal tissue since the area is surrounded by excessive amounts of matrix proteins.

         In the case of burns, wounds and other skin diseases, where the human body cannot repair the tissue by spontaneous healing, there are several medical treatments that are available, but no treatment that provides completely satisfactory results. For chronic wounds like epidermolysis bullosa and diabetic ulcers, the conventional approach is cleaning, disinfecting the site, and then treating with moist dressings; while for venous stasis ulcers the conventional treatment after cleaning and disinfecting is compression therapy.

         Another approach is grafting the wound site with the patient's own healthy tissue, which is called an autograft transplant. Physicians have for years been using skin transplanted from one site of a patient's body onto a wound site that no longer has the capacity to heal spontaneously. This approach creates a second wound site where the healthy tissue is harvested and is of limited use for severely burned patients who have a minimal amount of healthy tissue for grafting. Burn physicians have sought to replace autograft transplants with substitute synthetic or natural materials which would eliminate the medically undesirable problems that accompany autograft transplants, such as the creation of additional wound sites, possible infection and scarring. Another approach that has been developed in recent years is the replication of human skin in a laboratory setting in order to create an artificial skin that can be transplanted onto diseased or injured patients. Major problems encountered by scientists include the rejection of the artificial skin by the patient's immune system and significant contraction of the transplant after healing, causing cosmetically undesirable scarring.

Our Composite Cultured Skin

         Our product, Composite Cultured Skin, is a device consisting of two layers of immature human-derived skin cells (dermal and epidermal) supported in a permeable bi-layered collagen matrix. When applied to an area needing skin regeneration, our Composite Cultured Skin stimulates the body's healthy cells to rapidly regenerate and remodel the human skin.

         Our Composite Cultured Skin is not a skin transplant or an artificial skin, but rather a tissue engineered dressing which, we believe, provides an optimal environment for the production and delivery of a multitude of growth factors which appear to promote migration of the patient's own healthy cells into the wound site resulting in accelerated skin regeneration and wound healing. Rejection of our Composite Cultured Skin is mitigated because in approximately two weeks the entire Composite Cultured Skin dressing is absorbed by the body and the cells from our product are no longer present.

         We believe that our Composite Cultured Skin's bi-layered structure and porous collagen matrix are key differentiating product features which provide a superior structure for cell migration and tissue regeneration. We believe that the immature cells in our Composite Cultured Skin produce an optimal mixture of growth factors that stimulate the patient's own natural healing process. The open collagen structure also allows the patients own dermal and epidermal cells to proliferate and migrate into the wound site, as well as to allow the return of blood vessels to the wound site. The Composite Cultured Skin dressing is absorbed by the body in approximately 7-14 days and is replaced by the patient's own skin.

         In deeper, more severe chronic wounds, additional portions of Composite Cultured Skin may be applied if necessary.

Cryopreservation

         We recently developed the technology to cryopreserve our product so that its performance is equivalent to or better than fresh Composite Cultured Skin. Cryopreservation is the process of freezing our product to give it a shelf life of at least three months, as opposed to only a few days when it is not cryopreserved. We have received FDA approval to conduct a feasibility study using our cryopreserved product in the treatment of autograft donor site wounds.

Benefits

         There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, the cell-based unilayered approach, and the cell based bi-layered approach. The acellular approach uses a non-living material, particularly cadaver skin, collagen, silicone, or an ointment to treat the wound. The cell-based approaches employ living cells in order to closely replicate human skin cells and stimulate wound repair and tissue regeneration. The unilayered approach, although a cell-based approach, utilizes either living epidermal or dermal cells, but not both. The approach we believe to be the most advanced is the bi-layered, dermal and epidermal, approach. The only bi-layered product other than Composite Cultured Skin that is available for sale is a product developed by Organogenesis, Inc.

         We believe our Composite Cultured Skin induces faster wound healing and reduces pain and complications generally associated with open wounds. We also believe that autograft donor sites treated with our Composite Cultured Skin, tend to be ready for recropping earlier than sites treated with the current standard of care.

         We believe that our Composite Cultured Skin is easier to use than the existing available bi-layered technology because the composition and packaging of our product allows the surgeon or other physician to easily remove our Composite Cultured Skin from its packaging and simply drape it over the wound. Our product can generally be applied to a wound in less than one minute.

         We further believe our product constitutes a cost effective alternative to conventional standards of wound care. The conventional treatment for acute wounds, burns and autograft donor sites can be expensive and require multiple doctor visits and potentially lengthy hospitalization. Because of the more rapid healing process we expect from treating these wounds with our Composite Cultured Skin, the length of hospital stays and the number of follow up visits to doctors may be reduced substantially. In addition, our ability to cryopreserve our product allows for a longer shelf life for storage of the product, which we believe will make it more appealing to the end user - the physician or hospital. See "Disclosure Regarding Forward Looking Statements."

REGULATORY PROCESS AND CLINICAL TRIALS

         REGULATORY FRAMEWORK. We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries for commercial sale.

          The FDA regulates the manufacture, distribution and promotion of medical devices in the United States, pursuant to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder. Our Composite Cultured Skin is subject to these regulations and is currently classified as a medical device. We must obtain pre-market approval by the FDA prior to commercial sale of our Composite Cultured Skin. Pre-market approval requires proof of safety and efficacy through human clinical trials. Pre-market approval is a lengthy and expensive process and there can be no assurance that we will obtain pre-market approval for our Composite Cultured Skin for the treatment of medical conditions with large patient populations.

         To obtain pre-market approval, we must submit an application to the FDA, supported by extensive data, including human clinical trial data, and documentation to prove the safety and efficacy of the device. Applicable regulations provide that the FDA has 180 days to review an application for pre-market approval during which time an advisory committee usually evaluates the application and makes recommendations to the FDA. While the FDA has responded to applications for pre-market approval within that time period, reviews usually occur over a significantly protracted period of twelve to twenty-four months. Many devices are never cleared for marketing.

         If human clinical trials of a proposed device are required and the device presents a possible or unknown risk, the manufacturer or distributor of the device has to file an application for an investigative device exemption with the FDA prior to commencing such trials. The application for an investigative device exemption must be supported by data, including the results of animal and other testing. If the application for an investigative device exemption is approved, human clinical trials may begin. The human clinical trials for medical devices may consist of two stages: the first is a feasibility study/pilot trial, in which a small group of patients is tested in order to collect preliminary safety and effectiveness data; the second, a pivotal trial, requires testing of a larger patient population to determine a fuller understanding of safety and to confirm efficacy of the device for the targeted medical conditions.

         We have developed rigorous internal standards for testing and compiling data necessary for FDA filings. We conduct feasibility studies for all the medical conditions we propose to treat with our Composite Cultured Skin prior to filing applications with the FDA for pivotal trials. We assume that this process will allow us to submit more precise protocols to the FDA, clearly defining the clinical objectives we wish to support in the pivotal trial phase. We engage in an ongoing dialogue with the FDA in an effort to manage the approval process both effectively and efficiently.

         CLINICAL TRIALS. Prior to beginning clinical trials in the United States, 34 operations were conducted in Sydney, Australia, using Composite Cultured Skin. Those 34 operations were performed in the period from 1987 through 1994. Two of those operations were performed on burn patients and four operations were performed to remove tattoos. The remaining 28 operations were performed to treat severe hand contractures of seven recessive dystrophic epidermolysis bullosa patients. In December, 1998 the results of those 28 operations were described in an article published in the British Journal of Plastic Surgery. 13 of those operations on epidermolysis bullosa patients used Composite Cultured Skin to graft or treat the autograft donor site areas, while 15 of the operations used Composite Cultured Skin as replacement for some of the skin removed during the hand reconstruction surgery. The report concluded that the performance of Composite Cultured Skin was good to excellent in all epidermolysis bullosa patients resulting in less autografts. In addition, the healed Composite Cultured Skin-treated donor sites provided superior donor sites for future surgery. None of the operations conducted in Australia were performed in accordance with FDA approved protocols, and we do not intend to use these results as part of the FDA required human clinical trials. However, these results were used as safety data in support of our first application to the FDA for an investigational device exemption for the use of our Composite Cultured Skin for the treatment of partial thickness burn patients.

DESCRIPTION OF THE PRODUCTION PROCESS

         Composite Cultured Skin cells are derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in culture in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute the proprietary Composite Cultured Skin, which we then deliver to customers in a "fresh" state.

ORIGINAL RESEARCH.

         Our technology was developed by Dr. Mark Eisenberg, a physician in Sydney, Australia. Dr. Eisenberg is an officer and director and one of the founders of Ortec. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient's own skin. Dr. Eisenberg continued his research which eventually led to the development of our Composite Cultured Skin - a tissue-engineered dressing which consists of both the dermal and epidermal layers. The current research for our proprietary technology is performed at our laboratory in New York City and in our laboratory in Sydney, Australia.

EUROPEAN MARKET

         In June 1999 we entered into an agreement with Grupo Ferrer International, SA. of Barcelona, Spain, giving Grupo Ferrer the exclusive right for a period of ten years to market our Composite Cultured Skin in Spain. The agreement requires Grupo Ferrer to pay for all clinical, regulatory and marketing expenses necessary to gain regulatory approval for the commercial sale of our Composite Cultured Skin in Spain. Grupo Ferrer is one of the largest pharmaceutical companies in Spain. We believe that regulatory approval for the sale of our Composite Cultured Skin for the treatment of venous stasis and diabetic ulcers may be secured more quickly in Spain than in the United States, even though Grupo Ferrer will use the results of our clinical trials in the United States as the basis for seeking regulatory approval in Spain. Of the different medical conditions creating skin wounds which we believe our Composite Cultured Skin can treat, venous stasis and diabetic ulcers have the largest patient populations. We also believe that securing regulatory approval in Spain may facilitate our ability to register and ultimately sell our Composite Cultured Skin in the large markets of other European Common Market countries.

REGULATORY STRATEGIES AND PRODUCT DEVELOPMENT

         We maintain a team of regulatory and clinical professionals with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA approval process. On November 8, 1999, Steven R. Peltier, former Vice President, Worldwide Regulatory Affairs of ConvaTec, the advanced wound care division of Bristol-Myers Squibb, joined Ortec as Vice President for Regulatory and Clinical Affairs. Mr. Peltier has over 27 years experience in the pharmaceutical and medical device industries in both regulatory affairs and clinical research. His primary responsibilities include developing and implementing regulatory and clinical strategies, overseeing advocacy and negotiations with the FDA and ensuring that clinical investigations adhere to the highest quality standards and support the earliest possible product approvals.

         We also retain the services of Target Research Associates for data management, statistical analysis and advice on regulatory, clinical and pre-market approval submissions. Robert J. McCormack, Ph.D., Vice President of Regulatory Affairs for Target, has fifteen years of extensive experience in regulatory affairs. He advises Ortec on regulatory strategy and in our dealings with the FDA.

PRODUCTION AND SUPPLY

         We believe that production capacity at our facility in the Audubon Biomedical Science and Technology Park in New York City should be sufficient to meet demands for our Composite Cultured Skin for the initial volume required to supply the epidermolysis bullosa and the other small patient population markets. For sale of our Composite Cultured Skin for other medical conditions, based on our sales projections, we will need larger production facilities. Such facilities will have to be FDA validated and approved. Any manufacturing, whether by us or by a third party manufacturer, for any future commercial scale production of our Composite Cultured Skin will have to be in compliance with the good manufacturing processes and quality system regulations mandated by the FDA.

COMPETITION

         We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. As discussed previously, there are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell based bi-layered (epidermal and dermal cell) approach. The approach we believe to be the most advanced and effective is the bi-layered approach.

         There is also a procedure which cultures the patient's own epidermal cells to create an epidermis like layer. That procedure takes a number of weeks to create that epidermal layer. That procedure and some of the products using the acellular approach do not require FDA approval and are currently being sold.

         The Company considers its primary competitors to be Organogenesis, Inc. and Advanced Tissue Sciences, Inc. The FDA approved Organogenesis' product, which employs the bi-layered approach, for treatment of venous ulcers in May 1998, and Organogenesis commenced sales of its product through a joint venture with Novartis Pharmaceuticals Corporation in June 1998. Advanced Tissue, through a joint venture agreement with Smith & Nephew PLC, markets Transcyte, a unilayer, non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells, which act as a temporary wound covering for severe burns and as a covering for partial thickness burns. Advanced Tissue's Dermograft product for the treatment of diabetic foot ulcers was rejected by the FDA in June 1998 and additional trials were mandated by the FDA to prove efficacy.

         We believe that the following are the greater benefits derived by patients when they use our Composite Cultured Skin.

         - Our Composite Cultured Skin can be cryopreserved so that it can be stored by the hospital or clinic instead of awaiting shipment.

         - Our Composite Cultured Skin uses a porous collagen matrix and undifferentiated epidermal and dermal fibroblast cells, resulting in a vigorous growth factor production which appears to enable a quicker healing process.

         - Our Composite Cultured Skin is "user friendly". The physician opens a cassette, peels off the protective mesh and immediately lays the Composite Cultured Skin on the wound. The process should take as little as one minute.

          We believe that many of our competitors may have greater financial and other resources than we do and most of them have conducted and continue to conduct human clinical trials, some of which are at more advanced stages than our human clinical trials.

         Although we are not aware of any biologically active skin repair product that has received pre-market approval from the FDA except as discussed above, there may be other companies having greater financial resources than we do who may develop other skin regeneration or wound healing technologies that may be more effective than our Composite Cultured Skin, or that may make our Composite Cultured Skin obsolete.

PATENTS AND PROPRIETARY RIGHTS

         In April 1998, Dr. Eisenberg assigned his patent for the technology for Composite Cultured Skin to us. Dr. Eisenberg received a U.S. patent for Composite Cultured Skin in February 1994, which was reissued in December 1996 after an unsuccessful challenge by Organogenesis, Inc. The patent expires in 2011. We have also been granted corresponding patents in Europe (for most of the countries in Europe) and in Australia and New Zealand, Ireland, Israel, Japan, Thailand, The Russian Federation and South Africa. We are prosecuting patent claims in Canada, Brazil and China. On March 21, 2000 we were granted another U.S. patent on another aspect of our product.

         One of our competitors filed an opposition with the European Patent Office challenging the validity of our European patent. Our patent counsel has filed our response. The opposition in Europe may not be resolved for at least another year. The expiration date of our European patent is dependent upon the resolution of such opposition. The result in Europe will not affect the validity of our patent in the United States. However, our patents might be successfully challenged in court proceedings, invalidated or rendered unenforceable. Our success will depend, in part, on our ability to maintain patent protection for our technology, both in the United States and other countries. Our patents may be infringed, invalidated or circumvented by others. Others may also develop technologies or processes that are the same or substantially as effective as ours, thereby by-passing the benefits of our patent protection. Therefore, our United States and foreign patents may not provide us with any commercial benefits.

         Several of our competitors, including Organogenesis, Inc., Advanced Tissue Sciences, Inc., Genzyme Tissue Repair Inc., Integra Life Sciences and LifeCell Corporation, have been granted patents relating to their particular artificial skin technologies. See "Competition".

EMPLOYEES

         We presently employ 59 people on a full-time basis including four executive officers. Including our executive officers, we employ 57 persons in New York City and two people at our laboratory in Sydney, Australia. We also have five part-time employees, three in New York and two, including Dr. Eisenberg, in Australia. We anticipate adding additional employees in the areas of quality assurance, manufacturing and research and development as our needs arise and based on our finances.

ITEM 2. PROPERTIES

         We occupy an aggregate of 15,000 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, pursuant to three separate lease agreements, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce our product. We currently pay $36,881 rent per month for use of all our space at the Audubon facility.

         We also lease approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, on a month to month basis, where we operate a research laboratory to conduct our research and development activities in Australia. We pay rent in Australian dollars, which at the current rate of exchange, amounts to approximately US$33,000 per year. We rent this space from Dr. Mark Eisenberg's father's estate on terms that we believe are not less favorable to us than for rental of similar space in Sydney, Australia, from non-related third parties.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock and our Class B warrants are listed on the NASDAQ SmallCap Market under the symbols "ORTC" and "ORTCZ", respectively. The following table sets forth the high and low sales prices of our common stock and our Class B warrants as reported by NASDAQ for each full quarterly period from January 1, 1998 through December 31, 1999.

                                    COMMON STOCK              CLASS B WARRANTS
                                 ------------------         --------------------
                                  HIGH          LOW          HIGH         LOW
1999
----
  First Quarter                  14           8-1/8         2-1/16      0-3/4
  Second Quarter                 10-1/4       7             1           0-9/32
  Third Quarter                  12-3/4       7-1/8         1-13/16     0-3/4
  Fourth Quarter                 10           5-11/16       1           0-1/2

1998
----
  First Quarter                  19-3/4       10-1/4        5-3/4         2-3/16
  Second Quarter                 23           17-1/2        8-5/8         3-7/8
  Third Quarter                  18-1/2        5-3/4        3-7/8         0-1/2
  Fourth Quarter                 17-1/2        8            3-1/4         0-1/2

SECURITY HOLDERS

         To the best of our knowledge at March 1, 2000, there were 161 record holders of our common stock. We believe that as of such date there were an additional 1,383 beneficial owners of our common stock, whose shares are held in "street name." To the best of our knowledge as of January 25, 2000, there were 12 record holders of our Class B warrants. We believe that as of such date there were also an additional 295 beneficial owners of our Class B warrants.

DIVIDENDS

         We have not paid, and have no current plans to pay, dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         1. During the fourth quarter of 1999 we sold to an affiliated group of four mutual funds and to seven clients of one investment adviser an aggregate of 1,636,364 shares of our common stock at a price of $5.50 per share. We received $9,000,000 in aggregate from such sale. There were no underwriters in such sale and no underwriting commission or discount paid or given. The price for our common stock on the Nasdaq SmallCap Market at the time that the purchase price for such shares was agreed to by us and by the purchasers was approximately $7.00 per share.

         2. During the fourth quarter of 1999 we granted to forty four employees, four consultants and two non-employee directors options under our Employee Stock Option Plan to purchase an aggregate of 255,500 shares of our common stock, all at an exercise price of $6 5/8 per share.

         The sale of our common stock referred to in paragraph 1 above was not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act because such sales did not involve any public offering and pursuant to Rule 506 of Regulation D under the Act because such sales were made only to accredited investors. The grant of the options referred to in paragraph 2 above was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act because such option grants did not involve any public offering, and with respect to the forty four employees and two consultants, also because such option grants did not constitute sales of securities.

Item 6.  Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the related notes and other financial information included elsewhere in this report:







Statement of operations data                       1995               1996               1997               1998
----------------------------                   ------------       ------------       ------------       ------------
Revenues - interest income ..............      $      2,685       $    171,057       $    291,602       $    572,549
                                               ------------       ------------       ------------       ------------

Expenses
   Research and development .............           573,392            964,864          1,178,836          1,933,877
   Rent .................................            21,732             85,076            166,498            252,397
   Consulting ...........................            34,606            261,633            474,908            908,495
   Personnel ............................           229,183            730,357          1,901,409          4,060,629
   General and administrative ...........           161,686            727,192          1,320,488          1,725,201
   Interest and other expense ...........             4,809             51,703             75,126           104,,605
                                               ------------       ------------       ------------       ------------

                                                  1,025,408          2,820,825          5,117,265          8,985,204
                                               ------------       ------------       ------------       ------------

Net loss ................................      $ (1,022,723)      $ (2,649,768)      $ (4,825,663)      $ (8,412,655)
                                               ============       ============       ============       ============

Net loss per share of common stock
   Basic and diluted ....................      $       (.42)      $       (.64)      $      (1.01)      $      (1.43)

Weighted average common stock outstanding
   Basic and diluted ....................         2,509,078          4,110,507          4,782,239          5,878,971
                                               ============       ============       ============       ============


Balance sheet data

Working capital .........................      $ (1,303,948)      $ (6,848,650)      $ 12,982,711       $  9,368,901
Total assets ............................           848,470          8,791,925         14,998,414         12,391,039
Long-term debt ..........................             1,327            460,774            722,704          1,152,180
Stockholders' equity (deficit) ..........          (459,226)         7,716,998         13,716,618         10,390,759


                                                                       Cumulative
                                                                          from
                                                                        March 12,
                                                                           1991
                                                                      (inception) to
                                                                       December 31,
Statement of operations data                           1999                1999
----------------------------                        ------------       ------------
Revenues - interest income ..............           $    368,711       $  1,471,077
                                                    ------------       ------------

Expenses
   Research and development .............              3,106,908          9,574,037
   Rent .................................                473,010          1,054,854
   Consulting ...........................                834,180          2,974,979
   Personnel ............................              3,742,632         11,580,068
   General and administrative ...........              2,152,968          7,033,029
   Interest and other expense ...........                 99,522            393,724
                                                    ------------       ------------

                                                      10,409,220         32,610,691
                                                    ------------       ------------

Net loss ................................           $(10,040,509)      $(31,139,614)
                                                    ============       ============

Net loss per share of common stock
   Basic and diluted ....................           $      (1.51)      $      (8.59)

Weighted average common stock outstanding
   Basic and diluted ....................              6,634,874          3,626,891
                                                    ============       ============


Balance sheet data

Working capital .........................           $ 11,009,660
Total assets ............................             15,011,645
Long-term debt ..........................              1,044,857
Stockholders' equity (deficit) ..........             12,370,720

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward looking statements.

General

         Since Ortec's inception we have been principally engaged in the research and development of our skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, partial thickness burns, autograft donor site wounds and chronic skin ulcers resulting from four small patient population diseases. We have not had any revenues from operations since Ortec's inception in 1991 because we cannot make any sales of our product until we receive approval from the FDA to do so. We have incurred a cumulative net loss of approximately $31.1 million as of December 31, 1999. We expect to continue to incur substantial losses for the next several years due to continued spending on research and development programs, the funding of preclinical and clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         Our revenues consist only of interest income. To date, we have received no revenue from the sale of our Composite Cultured Skin. We are not permitted to engage in commercial sales of our product until such time, if ever, as we receive requisite FDA and/or other foreign regulatory approvals. As a result, we do not expect to record significant product sales until such approvals are received.

         We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute our product and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses for several years more.

         We are currently conducting or have completed clinical trials of our Composite Cultured Skin in the treatment of autograft donor site wounds, venous stasis and diabetic ulcers and chronic ulcers resulting from epidermolysis bullosa.

Results of Operations

Year Ended December 31, 1999 to Year Ended December 31, 1998

         Revenues. Interest income decreased approximately $204,000 from approximately $573,000 in 1998 to approximately $369,000 in 1999 because of smaller average cash and marketable securities balances in 1999 that resulted from the sale of common stock.

         Research and Development. Our research and development expenses for the year ended December 31, 1999 increased to approximately $3.1 million from approximately $1.9 million for the year ended December 31, 1998, which amounts do not include consulting expenses, a significant portion of which we paid for research and development. Such consulting expenses for research and development amounted to approximately $834,000 in 1999 as opposed to approximately $908,000 in 1998. The increase in research and development expenses related primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of our Composite Cultured Skin.

         General and Administrative. Our general and administrative expenses for the year ended December 31, 1999 increased to approximately $2.2 million from approximately $1.7 million for the year ended December 31, 1998. The increase in general and administrative expenses for the year ended December 31, 1999 as compared to the same period in 1998 was the result of (i) the increase in costs associated with professional services received from financial consultants, attorneys and accountants and (ii) the increased overhead costs resulting from the increase in personnel.

         Personnel. Our personnel expenses for the year ended December 31, 1999 decreased to approximately $3.7 million from approximately $4.1 million for the year ended December 31, 1998. Cash compensation paid by us to our personnel actually increased $1.6 million from $2.1 million in 1998 to $3.7 million in 1999, but non-cash compensation in the form of stock options decreased from $1.9 million in 1998 to $64,715 in 1999. The increased cash compensation in 1999 compared to 1998 resulted from the larger number of persons we employed because of our increased research and development, including the conducting and preparation for clinical trials, and for which additional personnel were required in administrative positions.

         Rent. Our expenses for rent for the year ended December 31, 1999 increased to $473,000 from $252,000 for the year ended December 31, 1998. The increase in rent expense in 1999 as compared to 1998 was the result of new office and laboratory space we rented at Columbia University's Audubon Biomedical Science and Technology Park in New York City for a full year in 1999 and for only part of the year in 1998.

Year Ended December 31, 1998 to Year Ended December 31, 1997

         Revenues. Interest income increased by approximately $282,000 from approximately $291,000 in 1997 to approximately $573,000 in 1998 because of larger cash and marketable securities balances in 1998 that resulted from sale of common stock

         Research and Development. Our research and development expenses for the year ended December 31, 1998 increased to $1.9 million from $1.2 million for the year ended December 31, 1997, which amounts do not include consulting expenses, a significant portion of which we paid for research and development. Such consulting expenses for research and development amounted to approximately $684,000 in 1998 as opposed to approximately $355,000 in 1997. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of our Composite Cultured Skin.

         General and Administrative. Our general and administrative expenses for the year ended December 31, 1998 increased to $1.7 million from $1.3 million for the year ended December 31, 1997. The increase in general and administrative expenses for the year ended December 31, 1998 as compared to the same period in 1997 are a result of (i) the increase in costs associated with professional services received from financial consultants, attorneys and accountants and (ii) the increased overhead costs resulting from the increase in personnel.

         Personnel. Our personnel expenses for the year ended December 31, 1998 increased to $4.1 million from $1.9 million for the year ended December 31, 1997. This increase resulted from the larger number of persons we employed because of our increased research and development, including the conducting of and preparation for clinical trials, and for which additional personnel were also required in administrative positions. Approximately $1.3 million of that increase was attributable to the non cash expense consisting of grants of stock options and warrants.

         Rent. Our expenses for rent for the year ended December 31, 1998 increased to $252,000 from $166,000 for the year ended December 31, 1997. The increase in rent expense in 1998 as compared to 1997 is the result of the increase in the amount of space we occupied at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories we built for research and development, and to accommodate the additional personnel we employed in 1998.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through December 31, 1999, we have accumulated a deficit of approximately $31.1 million and we expect to continue to incur substantial operating losses for the next several years. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to December 31, 1999 we have received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $40.8 million.

         In 1999 we used net cash for operating activities of approximately $7.8 million compared to approximately $5.0 million in 1998. The increase in cash used in operating activities resulted primarily from (i) an increase of approximately $1.6 million in our net loss in 1999 as compared to 1998, plus
(ii) non-cash compensation in the form of stock options was greater in 1998 by approximately $1.9 million than in 1999 offset however by (iii) an increase of non-cash expenses of depreciation and an increase in accounts payable of approximately $159,000 and $509,000, respectively, in 1999 as opposed to 1998.

         In 1999 we realized cash provided by our financing activities of approximately $11.8 million as compared to cash provided by our financing activities of approximately $6.0 million in 1998. The larger amount of cash received from financing activities is primarily accounted for by approximately $12.0 million in 1999, compared to approximately $5.7 million in 1998, of net proceeds we received from sale of our common stock partly offset by $600,000 we received in loan proceeds in 1998 compared to $20,379 in 1999.

         We invested a total of approximately $705,000 in property, plant and equipment during 1999 compared to approximately $1.1 million in 1998. Since inception, we have spent approximately $3.3 million for property, plant and equipment, excluding capital lease agreements, and approximately $641,000 for patents. The capital lease agreements consist primarily of laboratory equipment.

         Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs and our clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, our ability to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

         We have raised funds in the past through the public and private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs in exchange for manufacturing, marketing, distribution or other rights to our Composite Cultured Skin. However, such discussions with other companies may not result in any investments, collaborative arrangements, agreements or funding, and the necessary additional financing through debt or equity financing may not be available to us on acceptable terms, if at all. Furthermore, any arrangements resulting from these discussions may not reduce our funding requirements. If we cannot secure additional funding when needed, we will be required to scale back our research and development programs, clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected. At our current rate of spending, our cash and cash equivalents on hand at December 31, 1999 (approximately $12.6 million) will enable us to continue our operations through March 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP, dated February 11, 2000.

                                    PART III

ITEM 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name                   Age   Position
----                   ---   --------
Steven Katz, Ph.D.      55   President, Chief Executive Officer and Chairman of
                             the Board of Directors

Dr. Mark Eisenberg      62   Senior Vice President, Research and Development,
                             and Director

Ron Lipstein            44   Secretary, Treasurer, Chief Financial Officer and
                             Director

Alain M. Klapholz       43   Vice President, Operations, and Director

William Schaeffer       52   Chief Operating Officer

Joseph Stechler         47   Director

Steven Lilien, Ph.D.    52   Director

         Steven Katz, one of our founders, has been a director since our inception in 1991 and was elected Chairman of our Board of Directors in September 1994. He has been employed by us since 1991. Dr. Katz has also been a professor of Economics and Finance at Bernard M. Baruch College in New York City since 1972. He has a Ph.D. in Finance and Statistics as well as an MBA and an MS in Operations Research, both from New York University.

         Dr. Mark Eisenberg, one of our founders, has been a director and Senior Vice President since 1991. Dr. Eisenberg has also been a consultant to us since 1991. See "Eisenberg Consulting Agreement". He has been a physician in private practice in Sydney, Australia since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on epidermolysis bullosa.

         Ron Lipstein, one of our founders, has been our Secretary, Treasurer, Chief Financial Officer and a director since 1991. He has been employed by us since 1991. Mr. Lipstein is a certified public accountant.

         Alain M. Klapholz, one of our founders, has been our Vice President and a director since 1991. He has been employed by us since 1991. Mr. Klapholz has an MBA from New York University.

         William Schaeffer, has been our Chief Operating Officer since May 1998. Prior to joining us, Mr. Schaeffer was employed by Johnson & Johnson for more than 25 years. His last position was Vice President, Quality Assurance Worldwide for Johnson & Johnson's Cordis, Inc., where he was also a member of its Management Board. Mr. Schaeffer has also held senior management positions at Johnson & Johnson's Ethicon, Inc., Johnson & Johnson Cardiovascular and Ortho Diagnostics, Inc. His responsibilities have included process development, manufacturing and quality assurance for a broad range of medical devices developed, produced and distributed by Johnson & Johnson.

         Joseph Stechler has been a director since 1992. He has been President and CEO of Stechler & Company, an investment management firm, since 1986, and from 1990 to January 1997, he was the general partner of Old Ironsides Capital, L.P., an investment fund. Prior to 1986, he was a securities analyst with several investment firms. Mr. Stechler has a JD degree from Columbia University and an LLM degree in corporate law from New York University.

         Steven Lilien has been a director of Ortec since February 1998. He has been chairman of the accounting department of Bernard M. Baruch College in New York City for the past eleven years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our non-employee directors are compensated for their services and attendance at meetings partly in cash, but mostly through the grant of options pursuant to our Employee Stock Option Plan. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

EISENBERG CONSULTING AGREEMENT

         Pursuant to a consulting agreement dated June 7, 1991, as amended on September 1, 1992, with Dr. Eisenberg, we have retained the services of Dr. Eisenberg as a consultant until June 6, 2005. Under such consulting agreement, Dr. Eisenberg is required to devote 20 hours per week to Ortec. We pay Dr. Eisenberg an annual fee at the rate of $73,000. Dr. Eisenberg's fee is subject to annual increases based on certain formulas. Dr. Eisenberg has agreed not to compete with us until one year after termination of his consulting agreement.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the compensation paid by us for our fiscal years ended December 31, 1999, 1998 and 1997 to our Chief Executive Officer and to each of our executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                        Long Term Compensation
                                                     ----------------------------
                    Annual Compensation                   Awards         Payouts
                    -------------------              ---------------   ----------
                                                                       Securities
Name and                                                  Other        Underlying
Principal                                                 Annual        Options/
Position             Year    Salary($)    Bonus($)   Compensation($)      SARs
---------            ----    ---------    --------   ---------------   ----------
Steven Katz          1999     200,000      35,000         9,000*         50,000
 Chief Executive     1998     200,000                     9,000*        230,750
 Officer,            1997     130,000      45,000         8,400*        155,000
 President and
 Chairman

Ron Lipstein         1999     165,000      50,000         9,000*         35,000
 Secretary,          1998     165,000                     9,000*        220,000
 Treasurer,          1997     115,000      30,000         8,400*         80,000
 CFO and Director

Alain Klapholz       1999     150,000      15,000                        10,000
 Vice President      1998     150,000                                    70,000
 and Director        1997     115,000      20,000                        40,000

William Schaeffer    1999     157,871      30,000                        20,000
 Chief Operating
 Officer

----------

* In lieu of health insurance.

BOARD COMPENSATION

         Mr. Joseph Stechler and Dr. Steven Lilien are our only non employee directors. For his services in 1999 as a director and as a member of our Audit Committee and our Compensation Committee, we paid Dr. Lilien $5,000 and granted him 5 year options to purchase 5,000 shares of our common stock. For his services in 1999 as a director and as a member of our Audit Committee and our Stock Option Committee we granted Mr. Stechler 5 year options to purchase 7,500 shares of our Common Stock. Such options were granted under our Employee Stock Option Plan and are exercisable at $6.625 per share each.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 by us to the Named
Officers:

                                                                                         Potential Realizable Value
                                Individual Grants                                          at Assumed Annual Rates
                                                                                         of Stock Price Appreciation
                                                                                               for Option Term
--------------------------------------------------------------------------------------------------------------------
          (a)                  (b)             (c)              (d)            (e)            (f)          (g)

                           Number of       % of Total
                           Securities     Options/SARs
                           Underlying      Granted to         Exercise
                          Options/SARs    Employees in     or Base Price   Expiration
         Name              Granted (#)   Fiscal Year (1)     ($/Share)        Date           5% ($)      10% ($)
         ----             ------------   ---------------     ---------        ----           ------      -------

Steven Katz                  50,000            23              6.625        12/28/04         91,518      202,231

Ron Lipstein                 35,000            16              6.625        12/28/04         64,063      141,562

Alain Klapholz               10,000             5              6.625        12/28/04         18,304       40,446

William D. Schaeffer(2)      10,000             9              6.625        12/28/06         18,304       40,446
                             10,000                          10.4375        07/20/06         28,838       63,722

----------

(1) Options to purchase a total of 219,800 shares of common stock were granted to our employees, including the Named Officers, during the fiscal year ended December 31, 1999.

(2) The options granted to Mr. Schaeffer vest as follows: 25% one year after the date of grant, an additional 25% two years after, an additional 25% three years after and the remaining 25% four years after the date of grant.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUE

         The following table sets forth certain information regarding options (which include warrants) exercisable during 1999 and the value of the options held as of December 31, 1999 by the Named Officers. None of the Named Officers exercised any options in 1999 nor did Messrs. Katz, Lipstein or Klapholz hold any options which were not exercisable at December 31, 1999. At December 31, 1999, Mr. Schaeffer held 11,250 options which were then exercisable and 32,500 options which were not yet exercisable.

                 NUMBER OF UNEXERCISED OPTIONS AT   VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
NAME                      FISCAL YEAR END                     AT FISCAL YEAR END (1)
----                      ---------------                     ----------------------
Steven Katz                   390,750                                $53,750
Ron Lipstein                  355,000*                                38,125
Alain Klapholz                130,000                                  8,750
William D. Schaeffer           43,750                                  8,750

----------

* Includes warrants to purchase 15,000 shares held by Mr. Lipstein's minor children.

(1) The difference between (x) the product of the unexercised options and the closing price of our common stock on December 31, 1999, as listed on the Nasdaq SmallCap Market, less (y) the product of the unexercised options and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

         None of Ortec's executive officers serves as a member of the compensation committee or on the board of directors of another entity, one of whose executive officers serves on Ortec's Board of Directors.

         The Compensation Committee of our Board of Directors determines compensation policies applicable to our four executive officers. Messrs. Steven Katz, Mark Eisenberg and Steven Lilien are the members of the Compensation Committee. Mr. Katz is an executive officer of Ortec. Although Dr. Mark Eisenberg is not an executive officer of Ortec, he is employed by Ortec on a part time basis devoting his time to research in our facility in Australia. The compensation paid to Dr. Eisenberg is determined by an agreement between Dr. Eisenberg and Ortec entered into on June 7, 1991 and amended on September 1, 1992.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the our common stock as of February 29, 2000 by (i) each person (or group of affiliated persons) who we know owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                                AMOUNT AND
                                                 NATURE OF         PERCENTAGE OF
NAME AND ADDRESS                                BENEFICIAL          OUTSTANDING
OF BENEFICIAL OWNER                             OWNERSHIP**        SHARES OWNED**
-------------------                             -----------        --------------
Steven Katz*                                     570,062(1)            6.5%

Mark Eisenberg*                                  596,000               7.1%

Ron Lipstein*                                    600,171(2)            6.8%

Alain Klapholz*                                  424,307(3)            5.0%

William D. Schaeffer*                             15,438(4)            ***

Joseph Stechler                                  956,266(5)           11.1%
  15 Engle Street
  Englewood, NJ 07631

Steven Lilien                                     13,400(6)            ***
  19 Larchmont Street
  Ardsley, NY 10502

Quasar International Partners, CV                782,500(7)            9.3%
  Kaya Flambiyan 9
  Willenstad, Curacoa
   Netherlands, Antilles

Lupa Family Partners                             467,400(8)            5.5%
  888 Seventh Avenue
  33rd Floor
  New York, NY 10106

Pequot Capital                                 2,143,607(9)           25.2%
  Management, Inc.
  500 Nyala Farm Road
  Westport, CT 06880

All officers and directors as
  a group (seven persons)                      3,175,644(1-6)         33.2%

* The address of these persons is at the Company's offices, 3960 Broadway, New York, NY 10032

** The number of shares of common stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after February 29, 2000. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***      Less than 1%, based upon information available to us.

(1) Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 390,750 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

(2) Includes 33,600 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 33,600 shares. Also includes 340,000 shares issuable to Mr. Lipstein and 15,000 to his minor children upon his and their exercise of outstanding options and warrants.

(3) Includes 32,100 shares owned by Mr. Klapholz' minor children. Mr. Klapholz disclaims any beneficial interest in such 32,100 shares. Also includes 130,000 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

(4) Includes 13,438 shares issuable to Mr. Schaeffer upon his exercise of outstanding options.

(5) Includes shares owned by Stechler & Company and 30,000 shares owned by a charitable foundation of which Mr. Stechler and another member of his family are the trustees. Also includes 218,000 shares issuable to Mr. Stechler or Stechler & Company upon their exercise of outstanding options or warrants.

(6) Includes 13,000 shares underlying options granted under the Company's 1996 Stock Option Plan.

(7) Soros Fund Management LLC serves as principal investment manager to Quasar and, as such, may be deemed to have investment discretion over such 782,500 shares held for the account of Quasar.

(8) Lupa Family Partners ("Lupa") is a New York limited partnership. In his capacity as one of two general partners, Mr. George Soros exercises voting and dispositive power with respect to securities held for the account of Lupa.

(9) Shares held by four investment funds. We believe that Pequot Capital Management, Inc. has sole or shared investment and/or voting power for these shares. Includes 81,153 shares issuable upon exercise of outstanding warrants. Includes 1,272,728 shares sold to such four investment funds at the end of 1999 at a price of $5.50 per share. The closing price for our common stock on the Nasdaq SmallCap Market when the sale was agreed to was $7.00. 363,636 additional shares were simultaneously sold to seven clients of an investment adviser not affiliated with us or Pequot. The purchase price of all those shares was determined in arms length negotiations between Ortec's officers and Pequot.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT

         See "Eisenberg Consulting Agreement" for a description of our consulting agreement with Dr. Mark Eisenberg.

CLASS B WARRANTS

         On five different occasions, the last on March 23, 2000, our Board of Directors extended the expiration date of our publicly traded Class B warrants to June 30, 2000. In addition, on August 3, 1999, our shareholders approved a resolution authorizing the Board of Directors to reduce the exercise price of the Class B warrants from $15 per share to such lower price as the Board of Directors determines to be in Ortec's best interests, provided such reduced exercise price is no less than a price which is thirty (30%) percent below the market value of the common stock at the time of such reduction. Mr. Joseph Stechler, a member of our Board of Directors, is an owner of Class B warrants.

CHANGE OF CONTROL AGREEMENTS

         Our Board of Directors has authorized agreements with our four executive officers in the event of a "change of control" of Ortec. In the agreements with Messrs. Katz, Lipstein and Klapholz "change of control" of Ortec will be defined as a change in the ownership or effective control of Ortec or in the ownership of a substantial portion of Ortec's assets, but in any event if Messrs. Katz, Lipstein and Klapholz and Dr. Mark Eisenberg no longer constitute a majority of our Board of Directors. The payments to be made to such three executive officers in the event of a change of control range from 2 to 2.99 times the compensation paid by us to such executive in the twelve-month period prior to the change of control. The change of control agreements with Messrs. Katz, Lipstein and Klapholz will provide that in the event that such change of control occurs, the expiration dates of all options and warrants which have been granted to such executive officers and which expire less than three years after such change of control, will be extended so that such options and warrants expire three years after such change of control, and that at Messrs. Katz, Lipstein or Klapholz' election, we will lend such executive officer upon his exercise of any of his warrants or options, interest free and repayable after three years, the funds needed by such executive officer to pay the exercise price.

         We believe that such payments to most, if not all, of these three executive officers will, if they are made, constitute "golden parachute" payments under the Internal Revenue Code and to the extent the change of control payments made to an individual executive officer exceeds the average annual compensation paid by us to such executive officer in the five year period prior to such change of control (a) such excess will not be able to be deducted by us in calculating our income for income tax purposes and (b) a special excise tax equal to 20% of such excess will have to be paid by the executive officer receiving such excess payments. The change of control agreements will provide that we will pay such excise tax payable by such executive officer.

         The change of control agreement with Mr. Schaeffer will provide that all his options will vest immediately upon a change of control of Ortec. The agreement with Mr. Schaeffer will define "change of control" as a merger or consolidation of Ortec with another company or the sale by us of all or substantially all of our assets.

                           FORWARD LOOKING INFORMATION

         This Annual Report includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us are intended to identify such forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

                            AVAILABILITY OF FORM 10-K

         WE WILL PROVIDE A COPY OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR FINANCIAL STATEMENTS AND THE FINANCIAL STATEMENT SCHEDULES, TO ANY OF OUR STOCKHOLDERS AND TO ANY PERSON HOLDING OUR WARRANTS OR OPTIONS TO PURCHASE SHARES OF OUR COMMON STOCK, UPON WRITTEN REQUEST AND WITHOUT CHARGE. SUCH WRITTEN REQUEST SHOULD BE DIRECTED TO MR. RON LIPSTEIN, SECRETARY, AT ORTEC INTERNATIONAL, INC., 3960 BROADWAY, NEW YORK, NY 10032.

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

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-KSB and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             Registrant:

                                             ORTEC INTERNATIONAL, INC.

                                             By: /s/ Steven Katz
                                                 ------------------------------
                                                 Steven Katz, Ph.D.
                                                 President and Chief
                                                 Executive Officer

Dated: March 27, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE         TITLE                                 DATE
      ---------         -----                                 ----
/s/ Steven Katz         President, Chief Executive            March 27, 2000
---------------------   Officer and Director (Principal
Steven Katz, Ph.D.      Executive Officer)

/s/ Mark Eisenberg      Senior Vice President, Research       March 27, 2000
---------------------   and Development and Director
Dr. Mark Eisenberg

/s/ Ron Lipstein
---------------------   Chief Financial Officer, Secretary,   March 27, 2000
Ron Lipstein            Treasurer and Director (Principal
                        Financial and Accounting Officer)

/s/ Alain M. Klapholz
---------------------   Vice President, Operations            March 27, 2000
Alain M. Klapholz       and Director

                        Director
---------------------
Joseph Stechler

/s/ Steven Lilien       Director                              March 27, 2000
---------------------
Steven Lilien

                                 EXHIBIT INDEX.

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

(2) Filed as an Exhibit to the Company's 1995 Annual Report on Form 10-KSB and incorporated herein by reference.

                            Ortec International, Inc.
                        (a development stage enterprise)



                          INDEX TO FINANCIAL STATEMENTS


                                                                                     Page
                                                                                     ----

Report of Independent Certified Public Accountants                                   F-2


Financial Statements

       Balance Sheets as of December 31, 1999 and 1998                               F-3 - F-4

       Statements of Operations for the years ended December 31, 1999, 1998 and
          1997, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1999                                                          F-5

       Statement of Shareholders' Equity for the cumulative period from March
          12, 1991 (inception) to December 31, 1999                                  F-6 - F-8

       Statements of Cash Flows for the years ended December 31, 1999, 1998 and
          1997, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 1999                                                          F-9 - F-10

       Notes to Financial Statements                                                 F-11 - F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    ORTEC INTERNATIONAL, INC.



We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from March 12, 1991 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from March 12, 1991 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

New York, New York
February 11, 2000

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,


                   ASSETS                                      1999                1998
                                                          ------------         ------------
CURRENT ASSETS
    Cash and cash equivalents                             $ 12,604,027         $  9,449,679
    Marketable securities                                                           765,660
    Other current assets                                         1,701                1,662
                                                          ------------         ------------
           Total current assets                             12,605,728           10,217,001

PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                     1,345,367              891,109
    Office furniture and equipment                             778,364              611,624
    Leasehold improvements                                   1,283,686            1,199,407
                                                          ------------         ------------

                                                             3,407,417            2,702,140
    Less accumulated depreciation and amortization          (1,566,002)          (1,011,713)
                                                          ------------         ------------
                                                             1,841,415            1,690,427

OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $107,594 in 1999 and
       $64,355 in 1998                                         533,592              451,914
    Deposits and other assets                                   30,910               31,697
                                                          ------------         ------------
                                                          $ 15,011,645         $ 12,391,039
                                                          ============         ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (CONTINUED)

                                  December 31,

                               LIABILITIES AND
                             SHAREHOLDERS' EQUITY                                       1999                 1998
                                                                                    ------------         ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $    886,388         $    387,401
    Accrued compensation                                                                 232,781               40,765
    Accrued professional fees                                                            341,716              269,173
    Accrued interest                                                                       7,935                8,831
    Capital lease obligation - current                                                     5,151               30,341
    Loan payable - current                                                               122,097              111,589
                                                                                    ------------         ------------
           Total current liabilities                                                   1,596,068              848,100


LONG-TERM LIABILITIES
    Capital lease obligation - noncurrent                                                                       5,516
    Loan payable - noncurrent                                                          1,044,857            1,146,664
                                                                                    ------------         ------------
           Total long-term liabilities                                                 1,044,857            1,152,180



COMMITMENTS AND CONTINGENCIES



SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; authorized,
       25,000,000 shares; 8,221,843 shares issued,
       8,206,143 shares outstanding, at December 31,
       1999 and 6,182,220 shares issued, 6,175,620 shares
       outstanding at December 31, 1998                                                    8,222                6,182
    Additional paid-in capital                                                        43,644,902           31,550,954
    Deficit accumulated during the development
       stage                                                                         (31,139,614)         (21,099,105)
    Treasury stock, at cost (15,700 shares at December
       31, 1999 and 6,600 shares at December 31, 1998)                                  (142,790)             (67,272)
                                                                                    ------------         ------------
                                                                                      12,370,720           10,390,759
                                                                                    ------------         ------------
                                                                                    $ 15,011,645         $ 12,391,039
                                                                                    ============         ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                                CUMULATIVE
                                                                                                                   FROM
                                                                                                                 MARCH 12,
                                                                                                                   1991
                                                                    Year ended December 31,                   (INCEPTION) TO
                                                 ------------------------------------------------------         DECEMBER 31,
                                                     1999                 1998                 1997                 1999
                                                 ------------         ------------         ------------         ------------
Revenue
    Interest income                              $    368,711         $    572,549         $    291,602         $  1,471,077
                                                 ------------         ------------         ------------         ------------
Expenses
    Research and development                        3,106,908            1,933,877            1,178,836            9,574,037
    Rent                                              473,010              252,397              166,498            1,054,854
    Consulting                                        834,180              908,495              474,908            2,974,979
    Personnel                                       3,742,632            4,060,629            1,901,409           11,580,068
    General and administrative                      2,152,968            1,725,201            1,320,488            7,033,029
    Interest and other expense                         99,522              104,605               75,126              393,724
                                                 ------------         ------------         ------------         ------------

                                                   10,409,220            8,985,204            5,117,265           32,610,691
                                                 ------------         ------------         ------------         ------------

       Net loss                                  $(10,040,509)        $ (8,412,655)        $ (4,825,663)        $(31,139,614)
                                                 ============         ============         ============         ============
Net loss per share of common stock
    Basic and diluted                            $      (1.51)        $      (1.43)        $      (1.01)        $      (8.59)
                                                 ============         ============         ============         ============

Weighted average common stock outstanding
    Basic and diluted                               6,634,874            5,878,971            4,782,239            3,626,891
                                                 ============         ============         ============         ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                        Common stock               Additional
                                                                 ------------------------            paid-in
                                                                  Shares           Amount            capital
                                                                 ---------         ------          -----------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                      1,553,820         $1,554          $      (684)
   First private placement ($.30 cash per share)                   217,440            217               64,783
   The Director ($1.15 and $5.30 cash per share)                   149,020            149              249,851
   Second private placement ($9.425 cash per share)                 53,020             53              499,947
   Share issuance expenses                                                                             (21,118)
   Net loss
                                                                 ---------         ------          -----------

Balance at December 31, 1991                                     1,973,300          1,973              792,779

Issuance of stock
   Second private placement ($9.425 cash per share)                 49,320             49              465,424
   Stock purchase agreement with the Director  ($9.425
     cash per share)                                                31,820             32              299,966
   Share issuance expenses                                                                             (35,477)
   Net loss
                                                                 ---------         ------          -----------

Balance at December 31, 1992                                     2,054,440          2,054            1,522,692

Issuance of stock
   Third private placement ($10.00 cash per share)                 132,150            132            1,321,368
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)                      111,111            111              999,888
   Stock purchase agreement with the Director
     ($9.425 cash per share)                                        21,220             21              199,979
   Shares issued in exchange for commission
     ($10.00 value per share)                                          600              1                5,999
   Share issuance expenses                                                                            (230,207)

   Net loss
                                                                 ---------         ------          -----------

Balance at December 31, 1993 (carried forward)                   2,319,521          2,319            3,819,719

                                                                  Deficit
                                                                accumulated
                                                                during the                                  Total
                                                                development           Treasury          shareholders'
                                                                   stage                stock              equity
                                                                ------------         -----------        ------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                                                            $        870
   First private placement ($.30 cash per share)                                                             65,000
   The Director ($1.15 and $5.30 cash per share)                                                            250,000
   Second private placement ($9.425 cash per share)                                                         500,000
   Share issuance expenses                                                                                  (21,118)
   Net loss                                                      $  (281,644)                              (281,644)
                                                                 -----------                             ----------

Balance at December 31, 1991                                        (281,644)                              513,108

Issuance of stock
   Second private placement ($9.425 cash per share)                                                         465,473
   Stock purchase agreement with the Director  ($9.425
     cash per share)                                                                                        299,998
   Share issuance expenses                                                                                  (35,477)
   Net loss                                                         (785,941)                              (785,941)
                                                                 -----------                             ----------

Balance at December 31, 1992                                      (1,067,585)                               457,161

Issuance of stock
   Third private placement ($10.00 cash per share)                                                        1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)                                                               999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                                                                                200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                                                                                 6,000
   Share issuance expenses                                                                                 (230,207)

   Net loss                                                       (1,445,624)                            (1,445,624)
                                                                  ----------                             ----------

Balance at December 31, 1993 (carried forward)                    (2,513,209)                             1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                             Deficit
                                                                                           accumulated
                                                          Common stock         Additional   during the                    Total
                                                        -----------------       paid-in    development     Treasury    shareholders'
                                                         Shares    Amount       capital       stage          stock       equity
                                                        ---------   -----      ----------    ----------   -----------  -----------
          (brought forward)                             2,319,521  $2,319     $ 3,819,719  $ (2,513,209)               $ 1,308,829
Issuance of stock
   Fourth private placement ($10.00 cash per share)        39,451      40         397,672                                  397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)             50,000      50         499,950                                  500,000
   Share issuance expenses                                                         (8,697)                                  (8,697)
   Net loss                                                                                  (1,675,087)                (1,675,087)
                                                        ---------   -----      ----------    ----------                 ----------
Balance at December 31, 1994                            2,408,972   2,409       4,708,644    (4,188,296)                   522,757
Rent forgiveness                                                                   40,740                                   40,740
Net loss                                                                                     (1,022,723)                (1,022,723)
                                                        ---------   -----      ----------    ----------                 ----------

Balance at December 31, 1995                            2,408,972   2,409       4,749,384    (5,211,019)                  (459,226)

Initial public offering                                 1,200,000   1,200       5,998,800                                6,000,000
Exercise of warrants                                       33,885      34          33,851                                   33,885
Fifth private placement ($6.49 cash per share)            959,106     959       6,219,838                                6,220,797
Share issuance costs                                                           (1,580,690)                              (1,580,690)
Stock options issued for services                                                 152,000                                  152,000
Net loss                                                                                     (2,649,768)                (2,649,768)
                                                        ---------   -----      ----------    ----------                 ----------

Balance at December 31, 1996 (carried forward)          4,601,963   4,602      15,573,183    (7,860,787)                 7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)



                                                                       Common stock                Additional
                                                                 -------------------------           paid-in
                                                                 Shares             Amount           capital
                                                                 ---------          ------         -----------
          (carried forward)                                      4,601,963          $4,602         $15,573,183

Exercise of warrants                                             1,158,771           1,159          10,821,632
Share issuance costs                                                                                  (657,508)
Stock options and warrants issued for services                                                         660,000
Net loss
                                                                 ---------          ------         -----------

Balance at December 31, 1997                                     5,760,734           5,761          26,397,307

Exercise of warrants                                               221,486             221           1,281,736
Stock options and warrants issued for services                                                       1,920,111
Sixth private placement                                            200,000             200           1,788,498
Warrants issued in Sixth private placement                                                             211,302
Share issuance costs                                                                                   (48,000)
Purchase of treasury stock (at cost)
Net loss
                                                                 ---------          ------         -----------

Balance at December 31, 1998                                     6,182,220           6,182          31,550,954

Exercise of warrants                                                14,103              14              14,089
Stock options and warrants issued for services                                                          64,715
Seventh private placement ($8.75 cash per share)                   389,156             389           3,168,396
Warrants issued in Seventh private placement                                                           468,291
Eighth private placement ($5.50 cash per share)                  1,636,364           1,637           8,998,365
Share issuance costs                                                                                  (619,908)
Purchase of treasury stock (at cost)
Net loss
                                                                 ---------          ------         -----------

BALANCE AT DECEMBER 31, 1999                                     8,221,843          $8,222         $43,644,902
                                                                 =========          ======         ===========

                                                                   Deficit
                                                                 accumulated
                                                                 during the                                  Total
                                                                 development           Treasury          shareholders'
                                                                    stage                stock              equity
                                                                 ------------          ---------         -----------
          (carried forward)                                      $ (7,860,787)                         $   7,716,998

Exercise of warrants                                                                                      10,822,791
Share issuance costs                                                                                        (657,508)
Stock options and warrants issued for services                                                               660,000
Net loss                                                           (4,825,663)                            (4,825,663)
                                                                 ------------                            -----------

Balance at December 31, 1997                                      (12,686,450)                            13,716,618

Exercise of warrants                                                                                       1,281,957
Stock options and warrants issued for services                                                             1,920,111
Sixth private placement                                                                                    1,788,698
Warrants issued in Sixth private placement                                                                   211,302
Share issuance costs                                                                                         (48,000)
Purchase of treasury stock (at cost)                                                   $ (67,272)            (67,272)
Net loss                                                           (8,412,655)                            (8,412,655)
                                                                 ------------          ---------         -----------

Balance at December 31, 1998                                      (21,099,105)           (67,272)         10,390,759

Exercise of warrants                                                                                          14,103
Stock options and warrants issued for services                                                                64,715
Seventh private placement ($8.75 cash per share)                                                           3,168,785
Warrants issued in Seventh private placement                                                                 468,291
Eighth private placement ($5.50 cash per share)                                                            9,000,002
Share issuance costs                                                                                        (619,908)
Purchase of treasury stock (at cost)                                                     (75,518)            (75,518)
Net loss                                                          (10,040,509)                           (10,040,509)
                                                                 ------------          ---------         -----------

BALANCE AT DECEMBER 31, 1999                                     $(31,139,614)         $(142,790)        $12,370,720
                                                                 =============         ==========        ===========

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                                 CUMULATIVE
                                                                                                                    FROM
                                                                                                                  MARCH 12,
                                                                                                                    1991
                                                                    Year ended December 31,                    (INCEPTION) TO
                                                         ------------------------------------------------       DECEMBER 31,
                                                            1999               1998               1997               1999
                                                         ----------         ----------         ----------        -----------
Cash flows from operating activities
   Net loss                                            $(10,040,509)      $ (8,412,655)      $ (4,825,663)      $(31,139,614)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                        597,528            438,778            314,433          1,683,833
       Unrealized (gain) loss on marketable
         securities                                                                               (55,800)            11,404
       Realized loss on marketable securities                                                                          5,250
       Non-cash stock compensation and interest              64,715          1,920,111            660,000          2,796,826
       Purchases of marketable securities                    (6,298)       (17,540,589)        (1,528,235)       (19,075,122)
       Sales of marketable securities                       771,956         18,358,964                            19,130,920
       (Increase) decrease in assets
         Prepaid expenses                                       588               (588)             7,616
         Other current assets                                  (625)             6,001             (5,117)            (1,699)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities           762,650            253,727           (110,356)         1,556,647
                                                         ----------         ----------         ----------        -----------

       Net cash used in operating activities             (7,849,995)        (4,976,251)        (5,543,122)       (25,031,555)
                                                         ----------         ----------         ----------        -----------

Cash flows from investing activities
   Purchases of property and equipment, excluding
       capital leases                                      (705,277)        (1,099,666)          (303,053)        (3,320,351)
   Payments for patent applications                        (124,917)           (79,056)           (26,856)          (641,186)
   Organization costs                                                                                                (10,238)
   Deposits                                                     787             22,517            (22,965)           (28,927)
   Purchases of marketable securities                                                                               (594,986)
   Sale of marketable securities                                                                                     522,532
                                                         ----------         ----------         ----------        -----------

       Net cash used in investing activities               (829,407)        (1,156,205)          (352,874)        (4,073,156)
                                                         ----------         ----------         ----------        -----------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                                  CUMULATIVE
                                                                                                                     FROM
                                                                                                                   MARCH 12,
                                                                                                                     1991
                                                                    Year ended December 31,                     (INCEPTION) TO
                                                        --------------------------------------------------       DECEMBER 31,
                                                            1999               1998               1997               1998
                                                        ------------       ------------       ------------       ------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                                                      $    515,500
    Proceeds from issuance of common stock              $ 12,419,181       $  5,700,393       $  8,404,355         43,779,164
    Share issuance expenses                                 (387,908)           (48,000)          (657,508)        (2,963,605)
    Purchase of treasury stock                               (75,518)           (67,272)                             (142,790)
    Proceeds from issuance of loans payable                   20,379            600,000            325,850          1,446,229
    Repayment of capital lease obligations                   (30,706)           (41,853)           (24,940)          (102,053)
    Repayment of loan payable                               (111,678)           (93,390)           (72,733)          (308,207)
    Repayment of notes payable                                                                                       (515,500)
                                                        ------------       ------------       ------------       ------------

       Net cash provided by financing activities          11,833,750          6,049,878          7,975,024         41,708,738
                                                        ------------       ------------       ------------       ------------

       NET INCREASE (DECREASE)  IN
          CASH AND CASH EQUIVALENTS                        3,154,348            (82,578)         2,079,028         12,604,027

Cash and cash equivalents at beginning of period           9,449,679          9,532,257          7,453,229               --
                                                        ------------       ------------       ------------       ------------

Cash and cash equivalents at end of period              $ 12,604,027       $  9,449,679       $  9,532,257       $ 12,604,027
                                                        ============       ============       ============       ============

Supplemental disclosures of cash flow information:
   Noncash financing activities
     Capital lease obligations                          $       --         $       --         $    100,367       $    118,903
     Deferred offering costs included in
       accrued professional fees                                --                 --                 --              314,697
     Forgiveness of rent payable                                --                 --                 --               40,740
        Share issuance expenses - warrants                   232,000               --                 --              232,000

   Cash paid for interest                                    100,418            153,677             47,884            316,771
   Cash paid for income taxes                                 53,671             38,442             20,529            113,762

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



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

     Initial Public Offering

     On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, of which 1,083,780 were exercised and the balance was not exercised and has expired as of December 31, 1998, and one Class B warrant to purchase one share of common stock at $15, of which 11,400 were exercised as of December 31, 1999. The Class B warrants were originally set to expire in January 1999. The Company has extended the expiration date to March 31, 2000. The Class B warrants are subject to redemption by the Company at $.01 per warrant.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



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

     3.  Patent Application Costs

         Patent application costs relate primarily to the Company's U.S. patent application and consist of legal fees and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining FDA approval for use on the underlying technology as a medical device.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE B (CONTINUED)

     8.  Net Loss Per Share

         Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

         Basic net loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

         Options and warrants to purchase shares of common stock of 1,122,500 and 764,091, respectively, remain outstanding at December 31, 1999, but were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. (See Notes G and H.)

     9.  Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1999.

    10.  Marketable Securities

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE C - CONCENTRATION OF CREDIT RISK

     The Company maintains cash and cash equivalent balances and marketable securities at four financial institutions located in New York City. The accounts are insured by the Securities Investors Protection Corporation up to $500,000 and the FDIC up to $100,000. Uninsured balances aggregate to approximately $11,458,000 and $9,288,000 at December 31, 1999 and 1998,
     respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.


NOTE D - PATENTS

     Patent application costs are stated at cost less amortization computed by the straight-line method principally over 14 years. The Company's U.S. patent was issued in 1994 and expires in 2011.

     There can be no assurance that any patent will provide commercial benefits to the Company.


NOTE E - CAPITAL LEASE OBLIGATION

     The Company has entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 12.22% to 15.48%. The future minimum lease payments and the present value of the net minimum lease payments as of December 31, 1999 are as follows:

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE E (CONTINUED)

      Year ending December 31,
          2000                                                        $5,302
      Less amount representing interest                                  151
                                                                      ------

      Present value of net minimum lease payments                     $5,151
                                                                      ======

      Current portion                                                 $5,151
                                                                      ======


     As of December 31, 1999 and 1998, the Company has recorded $118,903 in equipment purchased under capital leases and $113,856 and $85,026 in accumulated amortization, respectively.


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

     During 1998, the Company obtained an additional loan from the landlord for improvements to the leased facility. During 1999, the Company modified the terms of the additional loan as a result of increased build-out costs incurred. The adjusted loan payments are due in monthly installments of $7,605, including interest at an effective rate of 8.6%, through March 2008.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE F (CONTINUED)

     Minimum payments to be made under the terms of the loans are as follows:

     Year ending December 31,
          2000                                                   $  212,503
          2001                                                      212,503
          2002                                                      212,503
          2003                                                      212,503
          2004                                                      212,503
          2005 and thereafter                                       496,179
                                                                 ----------

                                                                  1,558,694
      Less amount representing interest                             391,740
                                                                 ----------

      Net present value of future loan payments                  $1,166,954
                                                                 ==========

      Current portion                                               122,097
      Noncurrent portion                                         $1,044,857
                                                                 ----------

                                                                 $1,166,954
                                                                 ==========

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

                           December 31, 1999 and 1998



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

                           December 31, 1999 and 1998



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

     On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units for aggregate proceeds of $6,000,000. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10 and one Class B warrant to purchase one share of common stock at $15. As of December 31, 1998, 1,083,780 Class A warrants were exercised and the balance expired unexercised. The Class B warrants were originally set to expire in January 1999. The Company extended the expiration date to March 31, 2000. In addition, on August 3, 1999, the Company's shareholders approved a resolution authorizing the Board of Directors to reduce the exercise price of the Class B warrants from $15 per share to such lower price as the Board of Directors determines to be in the Company's best interests, provided such reduced exercise price is no less than a price which is thirty (30%) percent below the market value of the common stock at the time of such reduction. The Class B warrants are subject to redemption by the Company at $.01 per warrant. The Company received gross proceeds of approximately $1,282,000 and $10,823,000 and net proceeds of approximately $1,262,000 and $10,165,000 as a result of the exercise of warrants in 1998 and 1997, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



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

     On January 20, 1996, the Company granted "lock-up warrants" entitling shareholders to purchase an aggregate of 389,045 shares of the Company's common stock at a price of $1.00 per share. All such warrants expire on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 33,885 shares of common stock at the $1.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of the Company's common stock purchased at prices of $9.00 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 21,210 shares of common stock at the $1.00 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 96,077 shares of common stock at the $1.00 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 14,103 shares of common stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

                           December 31, 1999 and 1998



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

     The Company recorded consulting expense of approximately $64,000 as a result of these grants during the year ended December 31, 1998.

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

                           December 31, 1999 and 1998



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

     In March 1999, the Company completed a private placement of 389,156 shares of its common stock to twenty investors from which it received proceeds of approximately $3,405,000. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of the Company's common stock such investor purchased in such private placement. The prices at which such warrants are exercisable are $12.50 per share for one half, and $14.50 per share for the other half, of the number of shares issuable upon exercise of such warrants. The Company assigned value to the common stock and warrants issued to the investors of $3,168,785 and $236,291 based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. Oscar Gruss & Son, Incorporated ("Gruss") acted as placement agent in such private placement. For its services as placement agent, the Company paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 38,915 shares of the Company's common stock at an exercise price of $10.50 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.

     In December 1999, the Company completed a private placement of 1,636,364 shares of its common stock to two institutional funds from which it received proceeds of approximately $9,000,000. Share issuance costs amounted to approximately $9,500.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE G (CONTINUED)

     The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 1999 (excluding the Class A and B warrants which were issued during the IPO):

                                                                                         Price range              Shares
                                                                                       ---------------           ---------
       March 12, 1991 (inception) to December 31, 1991
           Granted                                                                         $ 9.425                    7,360
                                                                                                                  ---------

       Balance, December 31, 1991                                                            9.425                    7,360
           Granted                                                                           9.425                   55,080
                                                                                                                  ---------

       Balance, December 31, 1992                                                            9.425                   62,440
           Granted                                                                      9.425 - 12.00                48,230
                                                                                                                  ---------

       Balance, December 31, 1993                                                       9.425 - 12.00               110,670
           Granted                                                                           12.00                   10,000
                                                                                                                  ---------

       Balance, December 31, 1994                                                       9.425 - 12.00               120,670
           Granted                                                                           10.00                    4,000
           Expired                                                                           9.425                   (2,680)
                                                                                                                  ---------

       Balance, December 31, 1995                                                       9.425 - 12.00               121,990
           Granted                                                                       1.00 - 10.00               511,606
           Exercised                                                                         1.00                   (33,885)
           Expired                                                                          12.00                    (2,450)
                                                                                                                  ---------

       Balance, December 31, 1996                                                        1.00 - 12.00               597,261
           Granted                                                                      12.00 - 14.25               330,625
           Expired                                                                          12.00                   (10,000)
                                                                                                                  ---------

       Balance, December 31, 1997                                                        1.00 - 14.25               917,886
           Granted                                                                      12.00 - 14.00                75,000
           Exercised                                                                     1.00 - 12.00              (205,852)
           Expired                                                                          12.00                  (108,425)
                                                                                                                  ---------

       Balance, December 31, 1998                                                        1.00 - 14.25               678,609
            Granted                                                                     12.50 - 14.50               116,745
            Exercised                                                                        1.00                   (14,103)
            Expired                                                                      6.00 - 9.425               (17,160)
                                                                                                                  ---------

       BALANCE, DECEMBER 31, 1999                                                       $1.00 - 14.25               764,091
                                                                                                                  =========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



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

     The following table summarizes the stock option activity through December 31, 1999:

                                                                              Weighted
                                                                              average
                                                                              exercise
                                                           Number              price
                                                         ---------           ---------
     Granted - adoption of stock option plan               156,000             $ 7.08
                                                         ---------

     Balance, December 31, 1996                            156,000               7.08

     Granted                                               123,000              11.94
     Forfeited, expired                                     (3,000)              6.63
                                                         ---------

     Balance, December 31, 1997                            276,000               9.25

     Granted                                               689,750              12.10
     Exercised                                              (6,750)              7.42
     Forfeited, expired                                    (14,500)             11.19
                                                         ---------

     Balance, December 31, 1998                            944,500              11.17

     Granted                                               399,000              10.87
     Forfeited, expired                                   (221,000)             14.93
                                                         ---------

     BALANCE, DECEMBER 31, 1999                          1,122,500             $10.33
                                                         =========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE H (CONTINUED)

     As of December 31, 1999, options outstanding for 947,950 shares were exercisable at the weighted-average exercise price of $10.74, and the weighted remaining contractual life was approximately 4.18 years. The exercise price for all stock options awarded has been determined by the Board of Directors of the Company.

     The following table summarizes option data as of December 31, 1999:

                                                             Weighted
                                                              average          Weighted                          Weighted
                                                             remaining          average                           average
           Range of                          Number         contractual        exercise          Number          exercise
      exercise prices                      outstanding         life              price         exercisable         price
      ---------------                      -----------         ----              -----         -----------         -----
      $6.25 to  $ 7.38                      336,500            5.11           $  6.56            222,200         $  6.53
      $8.50 to  $10.50                      162,750            3.58              9.12            120,000            8.99
      $12.00 to $14.25                      607,750            3.85             12.47            593,000           12.46
      $18.50 to $21.38                       15,500            3.36             20.72             12,750           20.81
                                          ---------                                              -------
                                          1,122,500            4.18            $10.33            947,950          $10.74
                                          =========                                              =======

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

                           December 31, 1999 and 1998



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

     The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to nonemployees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during 1999. The following assumptions were made in estimating fair value.

       Risk-free interest rate                                   5%
       Expected option life                                      3 years
       Expected volatility                                       65%

     Had compensation cost been determined under SFAS No. 123 for the year ended December 31, 1999, net loss and loss per share would have been increased as follows:

       Net loss
           As reported                                      $(10,040,509)
           Pro forma                                        $(11,149,970)

       Net loss per share
           As reported                                            $(1.51)
           Pro forma                                              $(1.68)

     In addition, the Company recognized approximately $65,000, $160,000 and $180,000 in consulting expenses in 1999, 1998 and 1997, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE I - COMMITMENTS AND CONTINGENCIES

     Agreement With Dr. Eisenberg

     Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined, of not less than $3,000. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 1999 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 1999, 1998 and 1997, Dr. Eisenberg earned approximately $78,000 for consulting services and approximately $615,000 for the period from inception to December 31, 1999, which is included in research and development expense. Included in accrued professional fees at December 31, 1999 and 1998 are $37,494 and $31,411, respectively, representing unpaid consulting fees to Dr. Eisenberg.

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE I (CONTINUED)

     In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company contributed $40,000 of the $100,000 cost of such research in 1998 and $45,000 in 1999.

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

     Total rent expense under the lease for the years ended December 31, 1999, 1998 and 1997, was approximately $33,000, $32,000 and $37,000, respectively.

     In March 1996, the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant expiring March 2001 to purchase 5,000 shares of common stock at an exercise price of $10 per share. In addition,

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE I (CONTINUED)

     Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. The Company utilizes its laboratory facilities to produce its Composite Cultured Skin for use in the remaining FDA-approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds.

     The Company conducts a major portion of its operations at a leased facility in New York, New York. The lease term for the original lease is five years, expiring in June 2001 and one year for the additional two leases. The minimum rental payments due over the term of the lease at December 31, 1998 are as follows:

            Year ending December 31,
                      2000                                  $415,408
                      2001                                   140,403
                                                            --------
                                                            $555,811
                                                            ========

     Total rent expense under the lease for the years ended December 31, 1999, 1998 and 1997 was approximately $454,700, $241,800 and $129,700, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



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

     In December 1999, the Company completed a private placement of 1,636,364 shares of its common stock from which it received proceeds of approximately $9,000,000. The price received of $5.50 per share was below the $7.00 closing price of the shares of common stock when the sale was agreed to. Of such shares, 1,272,728 were sold to an affiliate group of mutual funds. Management believes that the Purchase Price of such private placement reflects an arms length transaction. (see Note G).

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE J (CONTINUED)

     Change of Control

     In December 1998, the Company's Board of Directors authorized agreements between the Company and its four executive officers which state that, in the event of a "change of control," certain "special compensation arrangements" will occur. A "change of control" is defined as a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, but in any event if certain members of the Company's Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements will provide three of its officers additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants. In addition, for all four of the officers, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control.


NOTE K - INCOME TAXES

     The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $7,164,000 income tax purposes expiring through 2014. Due to the merger of Skin group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time are subject to annual limitations pursuant to Internal Revenue Code Section
     382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE K (CONTINUED)

     For financial statement purposes, a valuation allowance of approximately $12,760,000 and $8,372,000 at December 31, 1999 and 1998, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

     Components of the Company's deferred tax asset are as follows:

                                                               December 31,
                                                  ------------------------------------
                                                      1999                     1998
                                                  -----------               ----------
     Net operating loss carryforwards            $  3,295,000             $  2,087,000
     Deferral of start-up costs                     9,465,000                6,285,000
                                                  -----------               ----------

                                                   12,760,000                8,372,000

     Valuation allowance                          (12,760,000)              (8,372,000)
                                                  -----------               ----------

     Net deferred tax asset                      $       --               $       --
                                                 ============             ============

NOTE L - FOREIGN OPERATIONS

     The Company has a laboratory in Sydney, Australia. Summary financial information for the years ended December 31, 1999, 1998 and 1997 are as follows:

                              1999                1998                1997
                            --------            --------            --------
     Assets                 $ 14,000            $ 25,000            $ 23,000
     Liabilities               8,000                --                 7,000
     Expenses                290,000             247,000             232,000

     Expenses are net of a foreign exchange gain of $1,407 and losses of $1,684 and $5,698 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1999 and 1998



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents and loan payable.

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

NOTE N - SUBSEQUENT EVENT

     On January 20, 2000, the Board of Directors extended the expiration date of the Company's Class B warrants to March 31, 2000.