Form 10-Q
period 2000-03-31
ORTEC INTERNATIONAL INC
filed 2000-05-11
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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



The number of shares outstanding of the issuer's common stock is 8,448,342 (as of May 8, 2000)

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 2000


         ITEMS IN FORM 10-Q


                                                                                     Page
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

Part II

         Item 1.  Legal Proceedings and Claims.                                      None

         Item 2.  Changes in Securities and Use
                  of Proceeds.                                                         15

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

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                                  ---------       ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                      $10,628,771      $12,604,027
  Other current assets                                 1,571            1,701
                                                 -----------      -----------

Total current assets                              10,630,342       12,605,728
                                                 -----------      -----------

Property and equipment, at cost:
  Laboratory equipment                             1,395,880        1,345,367
  Office furniture and equipment                     796,441          778,364
  Leasehold improvements                           1,311,539        1,283,686
                                                 -----------      -----------

                                                   3,503,860        3,407,417
  Accumulated depreciation and
    amortization                                   1,721,069        1,566,002
                                                 -----------      -----------

Property and equipment - net                       1,782,791        1,841,415
                                                 -----------      -----------

Other assets:
  Patent application costs, net of
    accumulated amortization of $120,256 at
    March 31, 2000 and $107,594 at
    December 31, 1999                                549,602          533,592
  Deposits and other assets                           53,970           30,910
                                                 -----------      -----------

Total other assets                                   603,572          564,502
                                                 -----------      -----------

Total Assets                                     $13,016,705      $15,011,645
                                                 ===========      ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  MARCH 31,        DECEMBER 31,
                                                    2000              1999
                                                  ---------        ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                                 $    874,106      $   1,468,820
  Capital lease obligations - current                  1,145              5,151
  Loans payable - current                            124,587            122,097
                                                ------------      -------------

Total current liabilities                            999,838          1,596,068
                                                ------------      -------------

Long-term liabilities:
  Loans payable - noncurrent                       1,012,760          1,044,857
                                                ------------      -------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
    authorized, 25,000,000 shares; 8,464,042
    shares issued, 8,448,342 shares outstanding
    at March 31, 2000 and 8,221,843 shares
    issued, 8,206,143 shares outstanding
    at December 31, 1999                               8,464              8,222
  Additional paid-in capital                      44,928,578         43,644,902
  Deficit accumulated during the
    development stage                            (33,790,145)       (31,139,614)
  Treasury stock, at cost (15,700 shares at
    March 31, 2000 and December 31, 1999)           (142,790)          (142,790)
                                                ------------      -------------

Total shareholders' equity                        11,004,107         12,370,720
                                                ------------      -------------

Total Liabilities and
  Shareholders' Equity                          $ 13,016,705       $ 15,011,645
                                                ============       ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Cumulative from
                                                           Quarter ended March 31,                  March 12, 1991
                                                        -----------------------------               (inception) to
                                                        2000                     1999               March 31, 2000
                                                        ----                     ----               --------------

Revenue
  Interest income                                   $    164,467              $    111,894           $   1,635,544
                                                    ------------              ------------           -------------

Expenses
  Research and development                               841,271                   776,690              10,415,308
  Rent                                                   119,152                   125,252               1,174,006
  Consulting                                             212,786                   180,266               3,187,765
  Personnel                                            1,088,572                   773,003              12,668,640
  General and administrative                             529,777                   479,229               7,562,806
  Interest and other expense                              23,440                    25,933                 417,164
                                                    ------------              ------------           -------------

                                                       2,814,998                 2,360,373              35,425,689
                                                    ------------              ------------           -------------

Net loss                                             $(2,650,531)              $(2,248,479)           $(33,790,145)
                                                    ============              ============           =============


Net loss per share                                         $(.32)                    $(.36)                 $(8.99)
                                                    ============              ============           =============

Weighted average common stock
  outstanding (basic and diluted)                      8,390,231                 6,304,568               3,757,992
                                                    ============              ============           =============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                  Common Stock            Additional   Deficit accumulated
                                              ---------------------         Paid-in      in the development      Treasury
                                              Shares         Amount        Capital            stage               Stock       Total
Issuance of stock:                            ------         ------       ----------   --------------------      --------     -----
  Founders                                  1,553,820         $1,554          $(684)                                           $870
  First private placement                     217,440            217         64,783                                          65,000
  The Director                                149,020            149        249,851                                         250,000
  Second private placement                     53,020             53        499,947                                         500,000
  Share issuance expenses                                                   (21,118)                                        (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                                           $(281,644)                   (281,644)
                                            ---------         ------     ----------         -----------                    --------
Balance - December 31, 1991                 1,973,300          1,973        792,779            (281,644)                    513,108

Issuance of stock:
  Second private placement                     49,320             49        465,424                                         465,473
  Stock purchase agreement with
    The Director                               31,820             32        299,966                                         299,998
  Share issuance expenses                                                   (35,477)                                        (35,477)
Net loss for the year ended
  December 31, 1992                                                                            (785,941)                   (785,941)
                                            ---------         ------     ----------         -----------                    --------
Balance - December 31, 1992                 2,054,440         $2,054     $1,522,692         $(1,067,585)                   $457,161
                                            =========         ======     ==========         ===========                    ========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                  Common Stock            Additional   Deficit accumulated
                                              ---------------------        Paid-in      in the development      Treasury
                                              Shares         Amount        Capital            stage               Stock       Total
                                              ------         ------       ----------   -------------------      --------      -----
  (brought forward)                         2,054,440         $2,054      $1,522,692         $(1,067,585)                  $457,161

Issuance of stock:
  Third private placement                     132,150            132       1,321,368                                      1,321,500
  Stock purchase agreement with
    Home Insurance Company                    111,111            111         999,888                                        999,999
  Stock purchase agreement with
    The Director                               21,220             21         199,979                                        200,000
  Shares issued in exchange
    for commissions earned                        600              1           5,999                                          6,000
  Share issuance expenses                                                   (230,207)                                      (230,207)
Net loss for the year ended
  December 31, 1993
                                                                                              (1,445,624)                (1,445,624)
                                            ---------        --------     -----------         ------------               -----------
Balance - December 31, 1993                 2,319,521          2,319       3,819,719          (2,513,209)                 1,308,829

Issuance of stock:
  Fourth private placement                     39,451             40         397,672                                        397,712
  Stock purchase agreement with
    Home Insurance Company                     50,000             50         499,950                                        500,000
  Share issuance expenses                                                     (8,697)                                        (8,697)
Net loss for the year ended
  December 31, 1994                                                                           (1,675,087)                (1,675,087)
                                            ---------        --------     -----------         ------------               -----------
Balance - December 31, 1994                 2,408,972         $2,409      $4,708,644         $(4,188,296)                  $522,757
                                            =========        ========     ===========         ============               ===========

             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                                                              accumulated
                                                  Common Stock            Additional             in the
                                              ---------------------        Paid-in            development    Treasury
                                              Shares         Amount        Capital               stage         Stock       Total
                                              ------         ------       ----------          -----------    ---------     -----
  (brought forward)                         2,408,972         $2,409      $ 4,708,644          $(4,188,296)                $522,757

Rent forgiveness                                                               40,740                                        40,740
Net loss for the year ended
  December 31, 1995                                                                             (1,022,723)              (1,022,723)
                                            ---------        --------     -----------         ------------               -----------
Balance - December 31, 1995                 2,408,972          2,409        4,749,384           (5,211,019)                (459,226)

Issuance of stock:
  Initial public offering                   1,200,000          1,200        5,998,800                                     6,000,000
  Exercise of warrants                         33,885             34           33,851                                        33,885
  Fifth private placement                     959,106            959        6,219,838                                     6,220,797
  Share issuance expenses                                                  (1,580,690)                                   (1,580,690)
  Non-cash stock compensation
    and interest                                                              152,000                                       152,000
Net loss for the year ended
  December 31, 1996                                                                             (2,649,768)              (2,649,768)
                                            ---------        --------     -----------         ------------               -----------
Balance - December 31, 1996                 4,601,963         $4,602      $15,573,183          $(7,860,787)              $7,716,998
                                            =========        ========     ===========         ============               ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Deficit
                                                                                             accumulated
                                                  Common Stock            Additional            in the
                                              ---------------------        Paid-in            development    Treasury
                                              Shares         Amount        Capital               stage         Stock       Total
                                              ------         ------       ----------          -----------    ---------     -----
  (brought forward)                         4,601,963         $ 4,602     $15,573,183          $(7,860,787)              $7,716,998

Exercise of warrants                        1,158,771           1,159      10,821,632                                    10,822,791
Share issuance costs                                                         (657,508)                                     (657,508)
Stock options and warrants
  issued for services                                                         660,000                                       660,000
Net loss for the year ended
  December 31, 1997                                                                             (4,825,663)              (4,825,663)
                                            ---------        --------     -----------         ------------               -----------
Balance - December 31, 1997                 5,760,734           5,761      26,397,307          (12,686,450)              13,716,618

Exercise of warrants                          221,486             221       1,281,736                                     1,281,957
Stock options and warrants
  issued for services                                                       1,920,111                                     1,920,111
Sixth private placement                       200,000             200       1,788,498                                     1,788,698
Warrants issued in Sixth
  private placement                                                           211,302                                       211,302
Share issuance costs                                                          (48,000)                                      (48,000)
Purchase of treasury stock
  (at cost)                                                                                                   $(67,272)     (67,272)
Net loss for the year ended
  December 31, 1998                                                                             (8,412,655)              (8,412,655)
                                            ---------        --------     -----------         ------------    --------   -----------
Balance - December 31, 1998                 6,182,220        $  6,182     $31,550,954         $(21,099,105)   $(67,272) $10,390,759
                                            =========        ========     ===========         ============    ========   ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                               Deficit
                                                                                             accumulated
                                                  Common Stock            Additional            in the
                                              ---------------------        Paid-in            development    Treasury
                                              Shares         Amount        Capital               stage         Stock       Total
                                              ------         ------       ----------          -----------    ---------     -----
 (brought forward)                         6,182,220         $6,182      $31,550,954         $(21,099,105)    $(67,272) $10,390,759

Exercise of warrants                           14,103             14           14,089                                        14,103
Stock options issued for
  services                                                                     64,715                                        64,715
Seventh private placement                     389,156            389        3,168,396                                     3,168,785
Warrants issued in Seventh
  private placement                                                           468,291                                       468,291
Eighth private placement                    1,636,364          1,637        8,998,365                                     9,000,002
Share issuance costs                                                         (619,908)                                     (619,908)
Purchase of treasury stock
  (at cost)                                                                                                    (75,518)     (75,518)
Net loss for the year ended
  December 31, 1999                                                                            (10,040,509)             (10,040,509)
                                            ---------        -------      -----------         ------------   ---------  -----------
Balance - December 31, 1999                 8,221,843          8,222       43,644,902          (31,139,614)   (142,790)  12,370,720

Exercise of options and warrants              175,532            175          327,107                                       327,282
Ninth private placement                        66,667             67          999,938                                     1,000,005
Warrants issued in Ninth
  private placement                                                            23,000                                        23,000
Share issuance costs                                                          (66,369)                                      (66,369)
Net loss for the three months
  ended March 31, 2000                                                                          (2,650,531)              (2,650,531)
                                            ---------       --------      -----------         ------------   ---------  -----------
Balance - March 31, 2000                    8,464,042         $8,464      $44,928,578         $(33,790,145)  $(142,790) $11,004,107
                                            =========       ========      ===========         ============   ========== ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative from
                                                          Quarter ended March 31,                   March 12, 1991
                                                      -------------------------------               (inception) to
                                                      2000                       1999               March 31, 2000
                                                      ----                       ----             ----------------
Cash flows from operating activities:
  Net loss                                        $(2,650,531)               $(2,248,479)          $(33,790,145)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:

      Depreciation and amortization                   167,729                    133,129              1,851,562
      Unrealized loss on marketable
         securities                                                                                      11,404
      Realized loss on marketable
        securities                                                                                        5,250
      Non-cash stock compensation and
        interest                                                                 (16,563)             2,796,826
      Purchases of marketable securities                                          (6,298)           (19,075,122)
      Sales of marketable securities                                             771,956             19,130,920
      Changes in operating assets and
        liabilities
         Other current assets                             130                     (1,401)                (1,569)
         Accounts payable and accrued
            liabilities                              (594,714)                   232,331                961,933
                                                ---------------            ---------------         ---------------

Net cash used in operating activities              (3,077,386)                (1,135,325)           (28,108,941)
                                                --------------             --------------          -------------

Cash flows from investing activities:

  Purchases of property and equipment,
    excluding capital leases                          (96,443)                   (98,430)            (3,416,794)
  Payments for patent application                     (28,672)                   (31,839)              (669,858)
  Organization costs                                                                                    (10,238)
  Deposits                                            (23,060)                    (1,573)               (51,987)
  Purchases of marketable securities                                                                   (594,986)
  Sale of marketable securities                                                                         522,532
                                                ---------------            ---------------         --------------
Net cash used in investing activities                (148,175)                  (131,842)            (4,221,331)
                                                ---------------            ---------------         --------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative from
                                                      Quarter ended March 31,                       March 12, 1991
                                                      -----------------------                       (inception) to
                                                      2000               1999                       March 31, 2000
                                                      ----               ----                      ----------------
Cash flows from financing activities:

  Proceeds from issuance of
    notes payable                                                                                      $515,500
  Repayment of notes payable                                                                           (515,500)
  Proceeds from issuance of
    common stock                                   $1,327,287         $3,407,170                     45,106,451
  Share issuance expenses                             (43,369)          (316,593)                    (3,006,974)
  Purchase of treasury stock                                             (47,305)                      (142,790)
  Proceeds from issuance of
    loans payable                                                                                     1,446,229
  Repayment of loans payable                          (29,607)           (27,058)                      (337,814)
  Repayment of capital lease
    obligations                                        (4,006)           (13,494)                      (106,059)
                                                  -----------        -----------                    -----------
Net cash provided by financing
  activities                                        1,250,305          3,002,720                     42,959,043
                                                  -----------        -----------                    -----------

Net increase (decrease) in cash
  and cash equivalents                             (1,975,256)         1,735,553                     10,628,771

Cash and cash equivalents at
  beginning of period                              12,604,027          9,449,679
                                                  -----------        -----------                    -----------

Cash and cash equivalents at
  end of period                                   $10,628,771        $11,185,232                    $10,628,771
                                                  ===========        ===========                    ===========

Supplemental disclosure of cash flow information:

    Non-cash financing activities

     Share issuance
       expenses - warrants                            $23,000           $232,000                       $232,000
                                                  ===========        ===========                    ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999



NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of March 31, 2000 and the statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 2000 and 1999 and for the period from March 12, 1991 (inception) to March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1999 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 is not necessarily indicative of the operating results for the full year.


NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

         Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, Composite Cultured Skin for use in skin replacement procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten year periods, to commercially use and exploit the Technology for the development of products. In April, 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements.


General

         Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, donor site wounds and chronic skin ulcers in persons suffering from epidermolysis bullosa. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") and/or other similar foreign regulatory bodies to do so. Accordingly, the Company does not expect to record any product sales until it receives such approvals. The Company has incurred a cumulative net loss of approximately $33.8 million as of March 31, 2000. The Company expects to continue to incur substantial and increasing losses for the next several years due to continued and increased spending on research and development programs, the funding of clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

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

         The Company is currently conducting clinical trials of its product in the treatment of autograft donor site wounds, venous stasis ulcers and diabetic ulcers. The Company has completed a clinical trial for the use of its product in the treatment of chronic ulcers in patients with epidermolysis bullosa. The Company has filed an application with the FDA for a humanitarian device exemption which, if approved, will allow commercial sales of the Company's product for the treatment of patients suffering from epidermolysis bullosa, erythema multiforme, Stevens-Johnson syndrome and toxic epidermal necrolysis.

Results of Operations

Three Months Ended March 31, 2000 and March 31, 1999

         Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income increased by approximately $52,500 from approximately $112,000 for the three months ended March 31, 1999 to approximately $164,500 for the three months ended March 31, 2000, because of larger average cash and marketable securities balances in the 2000 quarter resulting from cash received by the Company from the sales of its securities.

         Expenses. The Company's expenses for the three months ended March 31, 2000 increased to approximately $2.8 million from approximately $2.4 million for the three months ended March 31, 1999. Such increased expenses consist primarily of an approximately $316,000 increase in the cost of personnel required by the Company's clinical trial programs, its other research and development activities and for corporate administrative personnel. There were also more modest increases in expenses for research and development ($65,000), for consulting fees ($32,000) and for general and administrative expenses ($50,000), in the 2000 quarter compared to the 1999 quarter, because of increased clinical trial activity and submissions to the FDA.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through March 31, 2000, the Company has accumulated a deficit of approximately $33.8 million and expects to continue to incur substantial operating losses for the next several years. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997. From inception to March 31, 2000 the Company received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $42.1 million.

         For the three months ended March 31, 2000 the Company used net cash for operating activities of approximately $3.1 million compared to approximately $1.1 million for the comparable three months in 1999. The increase in cash used in operating activities resulted primarily because of (i) cash received by Company from its sale of marketable securities in the 1999 quarter of approximately $772,000 as opposed to none in the 2000 quarter, (ii) a decrease in accounts payable and accrued liabilities of approximately $595,000 in the 2000 quarter as opposed to an increase of approximately $232,000 in the 1999 quarter, and (iii) an increase of approximately $402,000 in the net loss in the first three months of 2000 compared to the first three months of 1999.

         In the three months ended March 31, 2000 the Company realized cash provided by its financing activities of approximately $1.25 million as compared to cash provided by its financing activities of approximately $3.0 million in the three months ended March 31, 1999. The larger amount of cash received from financing activities in the 1999 quarter is primarily accounted for by approximately $3.1 million of net proceeds received by the Company from sale of its Common Stock in the 1999 quarter, as opposed to approximately $1.3 million net proceeds received by the Company from sale of its Common Stock in the 2000 quarter.

         The Company invested a total of approximately $148,000 in property, plant, equipment, patent application costs and deposits during the three months ended March 31, 2000 compared to approximately $132,000 for those same items in the three months ended March 31, 1999. Since inception, the Company has spent approximately $4.1 million for property, plant and equipment, excluding capital lease agreements, but including payments for patent applications, deposits and organization costs. The capital lease agreements consist primarily of laboratory equipment.

         The Company's capital funding requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale up and the cost and effectiveness of commercialization activities and arrangements.

         The Company is likely to require substantial funding to continue its research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the

Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected. At its current rate of spending the Company's cash and cash equivalents on hand at March 31, 2000 (approximately $10.6 million) will enable the Company to continue its operations through March 31, 2001.


         PART II

ITEM 2.  CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         1. During the first quarter of 2000 the Company sold to one fund 66,667 shares of the Company's Common Stock at a price of $15.00 per share, which was the closing price for the Company's Common Stock on the Nasdaq Stock Market on the date the agreement for such sale was made. The Company received $1,000,000 in such sale. The Company paid a placement agent who introduced the Company to the purchaser a commission of $50,000 and granted such placement agent a five year warrant to purchase 2,667 shares of the Company's Common Stock at an exercise price of $15.00 per share. The sale of such 66,667 shares and the grant of the warrant to purchase such 2,667 shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to provisions of Section 4(2) of the Act as transactions by an issuer not involving any public offering.

         2. During the first quarter of 2000 the Company granted to four employees seven year options under its Employee Stock Option Plan to purchase an aggregate of 8,000 shares of Common Stock, at exercise prices of $9.875 and $10.6875 per share. Such grants were in consideration for services rendered to the Company. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

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


(b)      Reports on Form 8-K

         One report on Form 8-K was filed by the Company in the first quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                                     ORTEC INTERNATIONAL, INC.


Date: May 11, 2000                  By:    /s/ Steven Kat
                                        ----------------------------------------
                                           Steven Katz, PhD
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



Date: May 11, 000                 By:    /s/ Ron Lipstein
                                       -----------------------------------------
                                           Ron Lipstein
                                           Chief Financial Officer
                                           (Principal Financial Officer)