Form 10-Q
period 2000-06-30
ORTEC INTERNATIONAL INC
filed 2000-08-09
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
         JUNE 30, 2000

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

                                ---------------

The number of shares outstanding of the issuer's common stock is 8,431,217 (as of August 1, 2000)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2000

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

PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                           JUNE 30,                   DECEMBER 31,
                                                            2000                         1999
                                                            ----                         ----


                          ASSETS

Current assets:
  Cash and equivalents                                    $ 7,704,019                  $12,604,027
  Prepaid expenses                                             92,923
  Other current assets                                          1,549                        1,701
                                                          -----------                  -----------

Total current assets                                        7,798,491                   12,605,728
                                                          -----------                  -----------

Property and equipment, at cost:
  Laboratory equipment                                      1,512,840                    1,345,367
  Office furniture and equipment                              822,607                      778,364
  Leasehold improvements                                    1,319,773                    1,283,686
                                                          -----------                  -----------

                                                            3,655,220                    3,407,417
  Accumulated depreciation and
    amortization                                            1,882,218                    1,566,002
                                                          -----------                  -----------

Property and equipment - net                                1,773,002                    1,841,415
                                                          -----------                  -----------

Other assets:
  Patent application costs net of
    accumulated amortization of $133,610
    at June 30, 2000 and $107,594 at
    December 31, 1999                                         556,831                      533,592
  Deposits                                                     52,684                       30,910
                                                          -----------                  -----------

Total other assets                                            609,515                      564,502
                                                          -----------                  -----------

Total Assets                                              $10,181,008                  $15,011,645
                                                          ===========                  ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    JUNE 30,          DECEMBER 31,
                                                                     2000                1999
                                                                     ----                ----


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                                    $    875,844     $  1,468,820
  Capital lease obligations - current                                                      5,151
  Loans payable - current                                               127,129          122,097
                                                                   ------------      -----------

Total current liabilities                                             1,002,973        1,596,068
                                                                   ------------      -----------


Long-term liabilities:
  Loans payable - noncurrent                                            980,009        1,044,857
                                                                   ------------      -----------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
    authorized, 25,000,000 shares;
    8,464,042 shares issued, 8,445,842
    shares outstanding, at June 30, 2000
    and 8,221,843 shares issued, 8,206,143
    outstanding at December 31, 1999                                      8,464            8,222
  Additional paid-in capital                                         44,954,488       43,644,902
  Deficit accumulated during the
    development stage                                               (36,602,094)     (31,139,614)
  Treasury stock, at cost (18,200 shares
    at June 30, 2000 and 15,700 shares at
    December 31, 1999)                                                 (162,832)        (142,790)
                                                                   ------------     ------------

Total shareholders' equity                                            8,198,026       12,370,720
                                                                   ------------     ------------

Total Liabilities and
  Shareholders' Equity                                             $ 10,181,008     $ 15,011,645
                                                                   ============     ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                  Six months            Cumulative from
                                             Quarter ended June 30,             ended June 30,          March 12, 1991
                                          ----------------------           -----------------------       (inception) to
                                           2000             1999            2000             1999        June 30, 2000
                                           ----             ----            ----             ----        -------------

Revenue
  Interest income                    $    139,328     $    106,198     $    303,795     $    218,092     $  1,774,872
                                     ------------     ------------     ------------     ------------     ------------

Expenses
  Research and development                952,726          741,907        1,793,997        1,518,597       11,368,034
  Rent                                    138,665          108,013          257,817          233,265        1,312,671
  Consulting                              209,830          232,863          422,616          413,129        3,397,595
  Personnel                             1,086,546          905,406        2,175,118        1,678,409       13,755,186
  General and administrative              540,827          546,603        1,070,604        1,025,832        8,103,633
  Interest and other expense               22,683           25,147           46,123           51,080          439,847
                                     ------------     ------------     ------------     ------------     ------------

                                        2,951,277        2,559,939        5,766,275        4,920,312       38,376,966
                                     ------------     ------------     ------------     ------------     ------------

Net loss                             $ (2,811,949)    $ (2,453,741)    $ (5,462,480)    $ (4,702,220)    $(36,602,094)
                                     ============     ============     ============     ============     ============


Net loss per share                       $(.33)           $(.37)          $(.65)           $(.73)          $(9.42)
                                         =====            =====           =====            =====           ======

Weighted average common  stock
  outstanding (basic and diluted)       8,447,109        6,562,625        8,418,670        6,433,597        3,883,593
                                        =========        =========        =========        =========        =========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                           Common Stock
                                           ------------        Additional  Deficit accumulated
                                                                 Paid-in   in the development        Treasury
                                       Shares     Amount         Capital         stage                 Stock           Total
                                       ------     ------         -------         ----                  -----           -----


Issuance of stock:
  Founders                           1,553,820    $1,554      $     (684)                                           $       870
  First private placement              217,440       217          64,783                                                 65,000
  The Director                         149,020       149         249,851                                                250,000
  Second private placement              53,020        53         499,947                                                500,000
  Share issuance expenses                                        (21,118)                                               (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                          $  (281,644)                              (281,644)
                                     ---------    ------      ----------     -----------                            -----------

Balance - December 31, 1991          1,973,300     1,973         792,779        (281,644)                               513,108

Issuance of stock:
  Second private placement              49,320        49         465,424                                                465,473
  Stock purchase agreement with
    The Director                        31,820        32         299,966                                                299,998

  Share issuance expenses                                        (35,477)                                               (35,477)
Net loss for the year ended
  December 31, 1992                                                             (785,941)                              (785,941)
                                     ---------    ------      ----------     -----------                            -----------

Balance - December 31, 1992          2,054,440    $2,054      $1,522,692     $(1,067,585)                           $   457,161
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                           Common Stock
                                           ------------        Additional    Deficit accumulated
                                                                 Paid-in     in the development      Treasury
                                       Shares     Amount         Capital         stage                 Stock           Total
                                       ------     ------         -------           ----                -----           -----


  (brought forward)                  2,054,440     $2,054          $1,522,692    $(1,067,585)                       $    457,161

Issuance of stock:
  Third private placement              132,150        132           1,321,368                                          1,321,500
  Stock purchase agreement with
    Home Insurance Company             111,111        111             999,888                                            999,999
  Stock purchase agreement with
    The Director                        21,220         21             199,979                                            200,000
  Shares issued in exchange
    for commissions earned                 600          1               5,999                                              6,000
  Share issuance expenses                                            (230,207)                                          (230,207)
Net loss for the year ended
  December 31, 1993                                                               (1,445,624)                         (1,445,624)
                                     ---------     ------          ----------    -----------                        ------------

Balance - December 31, 1993          2,319,521      2,319           3,819,719     (2,513,209)                          1,308,829

Issuance of stock:
  Fourth private placement              39,451         40             397,672                                            397,712
  Stock purchase agreement with
    Home Insurance Company              50,000         50             499,950                                            500,000
  Share issuance expenses                                              (8,697)                                            (8,697)
Net loss for the year ended
  December 31, 1994                                                               (1,675,087)                         (1,675,087)
                                     ---------      ------         ----------    -----------                        ------------

Balance - December 31, 1994          2,408,972      $2,409         $4,708,644    $(4,188,296)                       $    522,757
                                     =========      ======         ==========    ===========                        ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                           Common Stock
                                           ------------        Additional    Deficit accumulated
                                                                 Paid-in     in the development      Treasury
                                       Shares     Amount         Capital         stage                 Stock          Total
                                       ------     ------         -------         ----                  -----          -----


  (brought forward)                2,408,972     $2,409         $ 4,708,644       $(4,188,296)                     $   522,757

Rent forgiveness                                                     40,740                                             40,740
Net loss for the year ended
  December 31, 1995                                                                (1,022,723)                      (1,022,723)
                                   ---------     ------         -----------       -----------                     ------------

Balance - December 31, 1995        2,408,972      2,409           4,749,384        (5,211,019)                        (459,226)

Issuance of stock:
  Initial public offering          1,200,000      1,200           5,998,800                                          6,000,000
  Exercise of warrants                33,885         34              33,851                                             33,885
  Fifth private placement            959,106        959           6,219,838                                          6,220,797
  Share issuance expenses                                        (1,580,690)                                        (1,580,690)
  Non-cash stock compensation
    and interest                                                    152,000                                            152,000
Net loss for the year ended
  December 31, 1996                                                                (2,649,768)                      (2,649,768)
                                   ---------     ------         -----------       -----------                     ------------

Balance - December 31, 1996        4,601,963     $4,602         $15,573,183       $(7,860,787)                    $  7,716,998
                                   =========     ======         ===========       ===========                     ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                        Common Stock
                                        ------------      Additional    Deficit accumulated
                                                            Paid-in     in the development      Treasury
                                    Shares     Amount       Capital         stage                 Stock             Total
                                    ------     ------       -------         ----                  -----             -----


  (brought forward)               4,601,963     $4,602      $15,573,183    $ (7,860,787)                        $  7,716,998

Exercise of warrants              1,158,771      1,159       10,821,632                                           10,822,791
Share issuance costs                                           (657,508)                                            (657,508)
Stock options and warrants
  issued for services                                           660,000                                              660,000
Net loss for the year ended
  December 31, 1997                                                          (4,825,663)                          (4,825,663)
                               ------------     ------      -----------    ------------     ------------         -----------

Balance - December 31, 1997       5,760,734      5,761       26,397,307     (12,686,450)                          13,716,618

Exercise of warrants                221,486        221        1,281,736                                            1,281,957
Stock options and warrants
  issued for services                                         1,920,111                                            1,920,111
Sixth private placement             200,000        200        1,788,498                                            1,788,698
Warrants issued in sixth
  private placement                                             211,302                                              211,302
Share issuance costs                                            (48,000)                                             (48,000)
Purchase of treasury stock
  (at cost)                                                                                 $    (67,272)            (67,272)
Net loss for the year ended
  December 31, 1998                                                          (8,412,655)                          (8,412,655)
                               ------------     ------      -----------    ------------     ------------         -----------

Balance - December 31, 1998       6,182,220     $6,182      $31,550,954    $(21,099,105)    $    (67,272)        $10,390,759
                               ============     ======      ===========    ============     ============         ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                        Common Stock
                                        ------------        Additional    Deficit accumulated
                                                              Paid-in     in the development      Treasury
                                    Shares     Amount         Capital         stage                 Stock          Total
                                    ------     ------         -------         ----                  -----          -----


  (brought forward)                 6,182,220    $6,182    $ 31,550,954        $(21,099,105)     $  (67,272)    $ 10,390,759

Exercise of warrants                   14,103        14          14,089                                               14,103
Stock options issued for services                                64,715                                               64,715
Seventh private placement             389,156       389       3,168,396                                            3,168,785
Warrants issued in seventh
  private placement                                             468,291                                              468,291
Eighth private placement            1,636,364     1,637       8,998,365                                            9,000,002
Share issuance costs                                           (619,908)                                            (619,908)
Purchase of treasury stock (at cost)                                                                (75,518)         (75,518)
Net loss for the year ended
  December 31, 1999                                                             (10,040,509)                     (10,040,509)
                                    ---------     ------   ------------        ------------      ----------     ------------

Balance - December 31, 1999         8,221,843     8,222      43,644,902         (31,139,614)       (142,790)      12,370,720

Exercise of options and warrants      175,532       175         327,107                                              327,282
Stock options issued for services                                25,910                                               25,910
Ninth private placement                66,667        67         999,938                                            1,000,005
Warrants issued in ninth
  private placement                                              23,000                                               23,000
Share issuance costs                                            (66,369)                                             (66,369)
Purchase of treasury stock (at cost)                                                                (20,042)         (20,042)
Net loss for the six months
  ended June 30, 2000                                                            (5,462,480)                      (5,462,480)
                                    ---------     ------   ------------        ------------      ----------     ------------

Balance - June 30, 2000             8,464,042     $8,464   $ 44,954,488        $(36,602,094)     $ (162,832)    $  8,198,026
                                    =========     ======   ============        ============      ==========     ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six months              Cumulative from
                                                     Quarter ended June 30,            ended June 30,             March 12, 1991
                                                    ----------------------           -------------------         (inception) to
                                                     2000          1999             2000            1999          June 30, 2000
                                                     ----          ----             ----            ----          -------------

Cash flows from operating activities:
  Net loss                                     $ (2,811,949)   $ (2,453,741)   $ (5,462,480)   $ (4,702,220)     $(36,602,094)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                 174,503         139,808         342,232         272,937         2,026,065
      Unrealized loss on marketable
         securities                                                                                                    11,404
      Realized loss on marketable
         securities                                                                                                     5,250
      Non cash stock compensation and
         interest                                    25,910          (1,041)         25,910         (17,604)        2,822,736
      Purchases of marketable securities                                                             (6,298)      (19,075,122)
      Sales of marketable securities                                                                771,956        19,130,920
      Changes in operating assets and
         liabilities
           Other current assets                     (92,901)           (161)        (92,771)         (1,562)          (94,470)
           Accounts payable and accrued
              liabilities                             1,738          16,216        (592,976)        248,547           963,671
                                               ------------     -----------     -----------    ------------      ------------
Net cash used in operating activities            (2,702,699)     (2,298,919)     (5,780,085)     (3,434,244)      (30,811,640)
                                               ------------     -----------     -----------    ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                       (151,360)       (180,559)       (247,803)       (278,989)       (3,568,154)
  Payments for patent application                   (20,583)        (21,618)        (49,255)        (53,457)         (690,441)
  Organization costs                                                                                                  (10,238)
  Deposits                                            1,286          (2,548)        (21,774)         (4,121)          (50,701)
  Purchases of marketable securities                                                                                 (594,986)
  Sales of marketable securities                                                                                      522,532
                                               ------------     -----------     -----------    ------------      ------------
Net cash provided by (used in)
  investing activities                             (170,657)       (204,725)       (318,832)       (336,567)       (4,391,988)
                                               ------------     -----------     -----------    ------------      ------------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                          Quarter ended June 30,              Six months                     Cumulative from
                                         -------------------------           ended June 30,                   March 12, 1991
                                                                         ---------------------                (inception) to
                                          2000               1999       2000              1999                June 30, 2000
                                          ----               ----       ----              ----                -------------

Cash flows from financing activities:
  Proceeds from issuance of
    notes payable                                                                                             $    515,500
  Repayment of notes payable                                                                                      (515,500)
  Proceeds from issuance of
    common stock                                       $     1,983    $   1,327,287    $ 3,409,153              45,106,451
  Share issuance expenses                                  (40,000)         (43,369)      (356,593)             (3,006,974)
  Purchase of treasury stock           $   (20,042)         (9,529)         (20,042)       (56,834)               (162,832)
  Proceeds from issuance of
    loans payable                                                                                                1,446,229
  Repayment of loans payable               (30,209)        (27,610)         (59,816)       (54,668)               (368,023)
  Repayment of capital lease
    obligations                             (1,145)         (9,127)          (5,151)       (22,621)               (107,204)
                                        -----------     -----------    ------------    -----------             -----------

Net cash provided by (used in)
  financing activities                     (51,396)        (84,283)       1,198,909      2,918,437              42,907,647
                                        -----------     -----------    ------------    -----------             -----------

Net increase (decrease) in cash
  and cash equivalents                  (2,924,752)     (2,587,927)      (4,900,008)      (852,374)              7,704,019
Cash and cash equivalents at
  beginning of period                   10,628,771      11,185,232       12,604,027      9,449,679
                                        ----------     -----------     ------------    -----------             -----------

Cash and cash equivalents at
  end of period                        $ 7,704,019     $ 8,597,305     $  7,704,019    $ 8,597,305            $  7,704,019
                                       ===========     ===========     ============    ===========            ============
Supplemental disclosure of cash flow information:
    Non-cash financing activities
      Share issuance
        expenses - warrants                                            $     23,000    $   232,000           $     255,000
                                                                       ============    ===========            ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 2000 and the statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 2000 and 1999 and for the period from March 12, 1991 (inception) to June 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1999 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 is not necessarily indicative of the operating results for the full year.

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

General

         Since its inception the Company has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, donor site wounds and chronic skin ulcers in persons suffering from epidermolysis bullosa. The Company has not had any revenues from operations since its founding in 1991 since the Company cannot make any sales of its product until it receives approval from the Food and Drug Administration ("FDA") and/or other similar foreign regulatory bodies to do so. Accordingly, the Company does not expect to record any product sales until it receives such approvals. The Company has incurred a cumulative net loss of approximately $36.6 million as of June 30, 2000. The Company expects to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its product and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of its product. The Company anticipates its operating activities will result in substantial net losses until at least 2003.

         The Company is currently conducting clinical trials of its product in the treatment of venous stasis ulcers and diabetic ulcers. The Company has completed clinical trials for the use of its product in the treatment of autograft donor sites and chronic ulcers in patients with epidermolysis bullosa. The Company is still conducting follow up studies of the patients in the autograft donor site trials to determine the effectiveness of its product in that clinical trial. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of blood returning from the legs to the heart. An autograft donor site is an area of a patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. Epidermolysis bullosa is a disease with a small patient population.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Revenues. The Company has had no revenues from operations other than interest income from its inception in 1991 to date. Interest income increased by approximately $85,700 from approximately $218,100 for the six months ended June 30, 1999 to approximately $303,800 for the six months ended June 30, 2000, because of larger average cash and marketable securities balances in the 2000 half resulting from cash received by the Company from the sales of its securities.

         Expenses. The Company's expenses for the six months ended June 30, 2000 increased by approximately $846,000 from approximately $4.9 million for the six months ended June 30, 1999. Such increased expenses consist primarily of an approximately $500,000 increase in the cost of personnel required by the Company's clinical trial programs, its other research and development activities and for corporate administrative personnel, and approximately $275,000 for other research and development costs. There were also more modest increases in expenses for general and administrative costs ($45,000), for rent ($25,000) and for consulting fees ($9,500), in the 2000 six month period compared to the 1999 six month period.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through June 30, 2000, the Company has accumulated a deficit of approximately $36.6 million and expects to continue to incur substantial operating losses until at least 2003. The Company has financed its operations primarily through private placements of its Common Stock, its initial public offering and the exercise of its publicly traded Class A warrants at the end of 1997. From inception to June 30, 2000 the Company received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $42.1 million.

         For the six months ended June 30, 2000 the Company used net cash for operating activities of approximately $5.8 million compared to approximately $3.4 million for the comparable six months in 1999. The increase in cash used in operating activities resulted primarily because of (i) cash received by Company from its sale of marketable securities in the first six months of 1999 of approximately $772,000 as opposed to none in the first six months of 2000, (ii) a decrease in accounts payable and accrued liabilities of approximately $593,000 in the first six months of 2000 as opposed to an increase of approximately $249,000 in the first six months of 1999, and (iii) an increase in other current assets of approximately $93,000 compared to $2,000 in the first six months of 2000 and 1999 respectively, and (iv) an increase of approximately $760,000 in the Company's net loss in the first six months of 2000 compared to the first six months of 1999.

         In the six months ended June 30, 2000 the Company realized cash provided by its financing activities of approximately $1.2 million as compared to cash provided by its financing activities of approximately $2.9 million in the six months ended June 30, 1999. The larger amount of cash received from financing activities in the 1999 half is primarily accounted for by approximately $3.1 million of net proceeds received by the Company from sale of its Common Stock in the 1999 half, as opposed to approximately $1.3 million net proceeds received by the Company from sale of its Common Stock in the 2000 half.

         The Company invested a total of approximately $319,000 in property, plant, equipment, patent application costs and deposits during the six months ended June 30, 2000, compared to approximately $337,000 for those same items in the six months ended June 30, 1999. Since inception, the Company has spent approximately $4.3 million for property, plant and equipment, excluding capital lease agreements, but including payments for patent applications, deposits and organization costs. The capital lease agreements consist primarily of laboratory equipment.

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

         The Company is likely to require substantial funding to continue its research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's clinical trials. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to the Company's product. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, clinical trials and administrative activities and the Company's business and financial results and condition would be materially adversely affected. At its current rate of spending the Company's cash and cash equivalents on hand at June 30, 2000 (approximately $7.7 million) will enable the Company to continue its operations through March 31, 2001.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities.

         During the second quarter of 2000 the Company granted to forty eight employees and one consultant seven year options, and to another consultant a one year option, under its Employee Stock Option Plan to purchase an aggregate of 95,300 shares of Common Stock, at exercise prices ranging from $6.50 to $9.50 per share. Such grants were in consideration for services rendered to the Company. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as transactions by an issuer not involving any public offering.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company in the second quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            Registrant:

                                            ORTEC INTERNATIONAL, INC.

Date: August 3, 2000                        By:    /s/ Steven Katz
                                               -------------------
                                            Steven Katz, PhD
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Date: August 3, 2000                  By:   /s/ Ron Lipstein
                                         ---------------------
                                            Ron Lipstein
                                            Chief Financial Officer
                                            (Principal Financial Officer)