Form 10-Q
period 2000-09-30
ORTEC INTERNATIONAL INC
filed 2000-11-13
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
      SEPTEMBER 30, 2000

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

                                 ---------------

The number of shares outstanding of the issuer's common stock is 9,677,283 (as of November 7, 2000)


================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2000

                               ITEMS IN FORM 10-Q

                                                                                      Page
                                                                                      ----
Facing page

Part I
------
         Item 1.  Financial Statements.                                                  1

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation                          12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                         None

Part II
-------
         Item 1.  Legal Proceedings and Claims.                                       None

         Item 2.  Changes in Securities and Use
                  of Proceeds.                                                          16

         Item 3.  Default Upon Senior Securities.                                     None

         Item 4.  Submission of Matters to
                  a Vote of Security Holders.                                           16

         Item 5.  Other Information.                                                  None

         Item 6.  Exhibits and Reports on Form 8-K.                                     18

Signatures                                                                              18


PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2000             1999
                                                        ----             ----
                                   ASSETS
Current assets:
  Cash and equivalents                             $ 13,097,056      $ 12,604,027
  Prepaid expenses                                       90,826
  Other current assets                                    2,397             1,701
                                                    -----------      ------------
Total current assets                                 13,190,279        12,605,728
                                                    -----------      ------------
Property and equipment, at cost:
  Laboratory equipment                                1,651,760         1,345,367
  Office furniture and equipment                        845,144           778,364
  Leasehold improvements                              1,321,284         1,283,686
                                                   ------------      ------------
                                                      3,818,188         3,407,417
  Accumulated depreciation and
    amortization                                      2,052,549         1,566,002
                                                   ------------      ------------
Property and equipment - net                          1,765,639         1,841,415
                                                   ------------      ------------
Other assets:
  Patent application costs net of
    accumulated amortization of $146,485
    at September 30, 2000 and $107,594 at
    December 31, 1999                                   541,474           533,592
  Deposits                                               35,505            30,910
                                                   ------------      ------------
Total other assets                                      576,979           564,502
                                                   ------------      ------------
Total Assets                                       $ 15,532,897      $ 15,011,645
                                                   ============      ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                        2000            1999
                                                        ----            ----
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                                    $  1,828,880      $  1,468,820
  Capital lease obligations - current                                       5,151
  Loans payable - current                               129,722           122,097
                                                   ------------      ------------
Total current liabilities                             1,958,602         1,596,068
                                                   ------------      ------------
Long-term liabilities:
  Loans payable - noncurrent                            946,590         1,044,857
                                                   ------------      ------------
Commitments and contingencies
Shareholders' equity:
  Common stock, $.001 par value;
    authorized, 25,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding, at September 30, 2000
    and 8,221,843 shares issued, 8,206,143
    outstanding at December 31, 1999                      9,712             8,222
  Additional paid-in capital                         52,805,829        43,644,902
  Deficit accumulated during the
    development stage                               (40,010,191)      (31,139,614)
  Treasury stock, at cost (20,000 shares
    at September 30, 2000 and 15,700 shares at
    December 31, 1999)                                 (177,645)         (142,790)
                                                   ------------      ------------
Total shareholders' equity                           12,627,705        12,370,720
                                                   ------------      ------------
Total Liabilities and
  Shareholders' Equity                             $ 15,532,897      $ 15,011,645
                                                   ============      ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Nine months
                                  Quarter ended September 30,          ended September             Cumulative from
                                  ---------------------------          ---------------              March 12, 1991
                                                                                                    (inception) to
                                      2000           1999             2000            1999        September 30, 2000
                                      ----           ----             ----            ----        ------------------
Revenue
  Interest income                 $   103,810     $    90,981      $   407,605     $   309,073      $   1,878,682
                                  -----------     -----------      -----------     -----------      -------------

Expenses
  Research and development          1,249,911         877,608        3,043,908       2,396,205         12,617,945
  Rent                                138,600         117,914          396,417         351,179          1,451,271
  Consulting                          236,761         176,150          659,377         589,279          3,634,356
  Personnel                         1,230,195         944,141        3,405,313       2,622,550         14,985,381
  General and administrative          634,312         763,059        1,704,916       1,788,891          8,737,945
  Interest and other expense           22,128          24,472           68,251          75,552            461,975
                                  -----------     -----------      -----------     -----------      -------------

                                    3,511,907       2,903,344        9,278,182       7,823,656         41,888,873
                                  -----------     -----------      -----------     -----------      -------------

Net loss                          $(3,408,097)    $(2,812,363)     $(8,870,577)    $(7,514,583)      $(40,010,191)
                                  ===========     ===========      ===========     ===========      =============

Net loss per share                  $(.38)          $(.43)           $(1.02)         $(1.16)           $(9.97)
                                    =====           =====            ======          ======            ======

Weighted average common stock
  outstanding (basic and diluted)  8,860,231       6,562,753        8,732,524       6,476,649         4,013,419
                                   =========       =========        =========       =========         =========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                           Common Stock         Additional    Deficit accumulated
                                           ------------           Paid-in      in the development    Treasury
                                       Shares         Amount      Capital            stage             Stock       Total
                                       ------         ------      -------            -----             -----       -----
Issuance of stock:
  Founders                            1,553,820       $1,554    $     (684)                                     $     870
  First private placement               217,440          217        64,783                                         65,000
  The Director                          149,020          149       249,851                                        250,000
  Second private placement               53,020           53       499,947                                        500,000
  Share issuance expenses                                          (21,118)                                       (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                                $  (281,644)                  (281,644)
                                      ---------       ------    ----------         -----------                  ---------

Balance - December 31, 1991           1,973,300        1,973       792,779            (281,644)                   513,108

Issuance of stock:
  Second private placement               49,320           49       465,424                                        465,473
  Stock purchase agreement with
    The Director                         31,820           32       299,966                                        299,998
  Share issuance expenses                                          (35,477)                                       (35,477)
Net loss for the year ended
  December 31, 1992                                                                   (785,941)                  (785,941)
                                      ---------       ------    ----------         -----------                  ---------

Balance - December 31, 1992           2,054,440       $2,054    $1,522,692         $(1,067,585)                 $ 457,161
                                      =========       ======    ==========         ===========                  =========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                          Common Stock          Additional    Deficit accumulated
                                          ------------           Paid-in       in the development    Treasury
                                       Shares        Amount      Capital             stage             Stock        Total
                                       ------        ------      -------             -----             -----        -----

  (brought forward)                   2,054,440      $2,054     $1,522,692         $(1,067,585)                  $   457,161

Issuance of stock:
  Third private placement               132,150         132      1,321,368                                         1,321,500
  Stock purchase agreement with
    Home Insurance Company              111,111         111        999,888                                           999,999
  Stock purchase agreement with
    The Director                         21,220          21        199,979                                           200,000
  Shares issued in exchange
    for commissions earned                  600           1          5,999                                             6,000
  Share issuance expenses                                         (230,207)                                         (230,207)
Net loss for the year ended
  December 31, 1993                                                                 (1,445,624)                   (1,445,624)
                                      ---------      ------     ----------         -----------                   -----------

Balance - December 31, 1993           2,319,521       2,319      3,819,719          (2,513,209)                    1,308,829

Issuance of stock:
  Fourth private placement               39,451          40        397,672                                           397,712
  Stock purchase agreement with
    Home Insurance Company               50,000          50        499,950                                           500,000
  Share issuance expenses                                           (8,697)                                           (8,697)
Net loss for the year ended
  December 31, 1994                                                                 (1,675,087)                   (1,675,087)
                                      ---------      ------     ----------         -----------                   -----------

Balance - December 31, 1994           2,408,972      $2,409     $4,708,644         $(4,188,296)                  $   522,757
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                          Common Stock          Additional    Deficit accumulated
                                          ------------            Paid-in      in the development    Treasury
                                      Shares         Amount       Capital            stage             Stock        Total
                                      ------         ------       -------            -----             -----        -----

  (brought forward)                  2,408,972       $2,409     $ 4,708,644        $(4,188,296)                  $   522,757

Rent forgiveness                                                     40,740                                           40,740
Net loss for the year ended
  December 31, 1995                                                                 (1,022,723)                   (1,022,723)
                                     ---------       ------     -----------         ----------                   -----------

Balance - December 31, 1995          2,408,972        2,409       4,749,384         (5,211,019)                     (459,226)

Issuance of stock:
  Initial public offering            1,200,000        1,200       5,998,800                                        6,000,000
  Exercise of warrants                  33,885           34          33,851                                           33,885
  Fifth private placement              959,106          959       6,219,838                                        6,220,797
  Share issuance expenses                                        (1,580,690)                                      (1,580,690)
  Non-cash stock compensation
    and interest                                                    152,000                                          152,000
Net loss for the year ended
  December 31, 1996                                                                 (2,649,768)                   (2,649,768)
                                     ---------       ------     -----------        -----------                   -----------
Balance - December 31, 1996          4,601,963       $4,602     $15,573,183        $(7,860,787)                  $ 7,716,998
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                           Common Stock         Additional    Deficit accumulated
                                           ------------           Paid-in      in the development    Treasury
                                        Shares       Amount       Capital            stage             Stock        Total
                                        ------       ------       -------            -----             -----        -----
  (brought forward)                   4,601,963      $4,602     $15,573,183        $ (7,860,787)                 $ 7,716,998

Exercise of warrants                  1,158,771       1,159      10,821,632                                       10,822,791
Share issuance costs                                               (657,508)                                        (657,508)
Stock options and warrants
  issued for services                                               660,000                                          660,000
Net loss for the year ended
  December 31, 1997                                                                  (4,825,663)                  (4,825,663)
                                      ---------      ------     -----------        ------------                  -----------
Balance - December 31, 1997           5,760,734       5,761      26,397,307         (12,686,450)                  13,716,618

Exercise of warrants                    221,486         221       1,281,736                                        1,281,957
Stock options and warrants
  issued for services                                             1,920,111                                        1,920,111
Sixth private placement                 200,000         200       1,788,498                                        1,788,698
Warrants issued in sixth
  private placement                                                 211,302                                          211,302
Share issuance costs                                                (48,000)                                         (48,000)
Purchase of treasury stock
  (at cost)                                                                                          $(67,272)       (67,272)
Net loss for the year ended
  December 31, 1998                                                                  (8,412,655)                  (8,412,655)
                                      ---------      ------     -----------        ------------      --------    -----------
Balance - December 31, 1998           6,182,220      $6,182     $31,550,954        $(21,099,105)     $(67,272)   $10,390,759
                                      =========      ======     ===========        ============      ========    ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                           Common Stock         Additional    Deficit accumulated
                                           ------------           Paid-in      in the development    Treasury
                                        Shares       Amount       Capital            stage             Stock        Total
                                        ------       ------       -------            -----             -----        -----
  (brought forward)                   6,182,220      $6,182     $31,550,954        $(21,099,105)     $ (67,272)  $10,390,759

Exercise of warrants                     14,103          14          14,089                                           14,103
Stock options issued for services                                    64,715                                           64,715
Seventh private placement               389,156         389       3,168,396                                        3,168,785
Warrants issued in seventh
  private placement                                                 468,291                                          468,291
Eighth private placement              1,636,364       1,637       8,998,365                                        9,000,002
Share issuance costs                                               (619,908)                                        (619,908)
Purchase of treasury stock (at cost)                                                                   (75,518)      (75,518)
Net loss for the year ended
  December 31, 1999                                                                 (10,040,509)                 (10,040,509)
                                      ---------      ------     -----------        ------------      ---------   -----------
Balance - December 31, 1999           8,221,843       8,222      43,644,902         (31,139,614)      (142,790)   12,370,720

Exercise of options and warrants        175,532         175         327,107                                          327,282
Stock options issued for services                                    25,910                                           25,910
Ninth private placement                  66,667          67         999,938                                        1,000,005
Warrants issued in ninth
  private placement                                                  23,000                                           23,000
Tenth private placement               1,247,566       1,248       8,419,823                                        8,421,071
Share issuance costs                                               (634,851)                                        (634,851)
Purchase of treasury stock (at cost)                                                                   (34,855)      (34,855)
Net loss for the nine months
  ended September 30, 2000                                                           (8,870,577)                  (8,870,577)
                                      ---------      ------     -----------        ------------      ---------   -----------
Balance - September 30, 2000          9,711,608      $9,712     $52,805,829        $(40,010,191)     $(177,645)  $12,627,705
                                      =========      ======     ===========        ============      =========   ===========

See notes to condensed unaudited financial statements.

                                             ORTEC INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                           Nine months            Cumulative from
                                                    Quarter ended September 30,         ended September 30,        March 12, 1991
                                                    ---------------------------     ------------------------      (inception) to
                                                        2000            1999           2000            1999     September 30, 2000
                                                        ----            ----           ----            ----     ------------------
Cash flows from operating activities:
  Net loss                                          $(3,408,097)    $(2,812,363)    $(8,870,577)  $ (7,514,583)    $(40,010,191)
  Adjustments to reconcile
    net loss to net cash used in
    operating activities:
      Depreciation and amortization                     183,206         146,582         525,438        419,519        2,209,271
      Unrealized loss on marketable securities                                                                        11,404
      Realized loss on marketable securities                                                                           5,250
      Non cash stock compensation and interest                           93,780          25,910         76,176        2,822,736
      Purchases of marketable securities                                                                (6,298)     (19,075,122)
      Sales of marketable securities                                                                   771,956       19,130,920
      Changes in operating assets and
        liabilities
           Other current assets                           1,249           2,995         (91,522)         1,433          (93,221)
           Accounts payable and accrued
              liabilities                               953,036          85,959         360,060        334,506        1,916,707
                                                    -----------     -----------     -----------    -----------     ------------
Net cash used in operating activities                (2,270,606)     (2,483,047)     (8,050,691)    (5,917,291)     (33,082,246)
                                                    -----------     -----------     -----------    -----------     ------------
Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                           (162,968)       (212,308)       (410,771)      (491,297)      (3,731,122)
  Payments for patent application                         2,482         (53,029)        (46,773)      (106,486)        (687,959)
  Organization costs                                                                                                     (10,238)
  Deposits                                               17,179           2,138          (4,595)        (1,983)         (33,522)
  Purchases of marketable securities                                                                                   (594,986)
  Sales of marketable securities                                                                                        522,532
                                                    -----------     -----------     -----------    -----------     ------------
Net cash provided by (used in)
  investing activities                                 (143,307)       (263,199)       (462,139)      (599,766)      (4,535,295)
                                                    -----------     -----------     -----------    -----------     ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine months             Cumulative from
                                                    Quarter ended September 30,       ended September 30,         March 12, 1991
                                                    --------------------------      ------------------------      (inception) to
                                                        2000            1999           2000           1999      September 30, 2000
                                                        ----            ----           ----           ----      ------------------
Cash flows from financing activities:
  Proceeds from issuance of
    notes payable                                                                                                  $   515,500
  Repayment of notes payable                                                                                          (515,500)
  Proceeds from issuance of
    common stock                                    $ 8,421,071                     $9,748,358     $ 3,409,153      53,527,522
  Share issuance expenses                              (568,482)    $    (5,000)      (611,851)       (361,593)     (3,575,456)
  Purchase of treasury stock                            (14,813)                       (34,855)        (56,834)       (177,645)
  Proceeds from issuance of
    loans payable                                                                                                    1,446,229
  Repayment of loans payable                            (30,826)        (28,173)       (90,642)        (82,841)       (398,849)
  Repayment of capital lease
    obligations                                                          (4,977)        (5,151)        (27,598)       (107,204)
                                                    -----------       ---------     ----------     -----------     -----------
Net cash provided by (used in)
  financing activities                                7,806,950         (38,150)     9,005,859       2,880,287      50,714,597
                                                    -----------       ---------     ----------     -----------     -----------
Net increase (decrease) in cash
  and cash equivalents                                5,393,037      (2,784,396)       493,029      (3,636,770)     13,097,056
Cash and cash equivalents at
  beginning of period                                 7,704,019       8,597,305     12,604,027       9,449,679
                                                    -----------     -----------     ----------     -----------     -----------
Cash and cash equivalents at
  end of period                                     $13,097,056     $ 5,812,909    $13,097,056     $ 5,812,909     $13,097,056
                                                    ===========     ===========    ===========     ===========     ===========
Supplemental disclosure of cash flow information:
    Non-cash financing activities
      Share issuance
        expenses - warrants                                                        $    23,000     $   232,000     $   255,000
                                                                                   ===========     ===========     ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 2000 and the condensed statements of operations, shareholders' equity and cash flows for the three and nine month periods ended September 30, 2000 and 1999 and for the period from March 12, 1991 (inception) to September 30, 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 1999 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 is not necessarily indicative of the operating results for the full year.

NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

         Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, Composite Cultured Skin for use in skin regeneration procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten year periods, to commercially use and exploit the Technology for the development of products. In April, 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec.

BASIS OF PRESENTATION

         Ortec is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. Successful future operations depend upon the successful development and marketing of Ortec's Composite Cultured Skin to be used for the repair, replacement and regeneration of human skin.

NOTE 3 - NET LOSS PER SHARE

         As of September 30, 2000, an aggregate of 3,132,773 outstanding warrants and options were excluded from the weighted average share calculations as the effect was antidilutive. As of September 30, 1999 an aggregate of 2,808,873 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to Ortec that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward looking statements.

General

         Since its inception Ortec has been principally engaged in the research and development of its skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, donor site wounds and chronic skin ulcers in persons suffering from epidermolysis bullosa. We have not had any revenues from operations since Ortec's founding in 1991 since we cannot make any sales of our product until we receive approval from the Food and Drug Administration ("FDA") and/or other similar foreign regulatory bodies to do so. Accordingly, we do not expect to record any product sales until we receive such approvals. We have incurred a cumulative net loss of approximately $40 million as of September 30, 2000.

We expect to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical testing and trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute our product and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until at least 2003.

         We are currently conducting clinical trials of our product in the treatment of venous stasis ulcers and diabetic ulcers. We have completed clinical trials for the use of our product in the treatment of autograft donor sites and chronic ulcers in patients with epidermolysis bullosa. We are compiling information of the results of our donor site clinical trial required to be included in our application to the FDA, which we are now preparing, for permission to make commercial sales of our product for the treatment of donor site wounds. Our application to be permitted to make commercial sales of our product for the treatment of the chronic skin ulcers caused by epidermolysis bullosa is currently pending before the FDA.

         Venous stasis ulcers are open lesions on the legs which result from the poor circulation of blood returning from the legs to the heart. An autograft donor site is an area of a patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. Epidermolysis bullosa is a disease with a small patient population.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenues. We have had no revenues from operations other than interest income from our inception in 1991 to date. Interest income increased by approximately $98,500 from approximately $309,100 for the nine months ended September 30, 1999 to approximately $407,600 for the nine months ended September 30, 2000, and by approximately $13,000 from approximately $91,000 in the 1999 quarter to approximately $104,000 in the 2000 quarter, because of larger average cash and marketable securities balances in the 2000 periods resulting from cash received by us from the sales of our securities.

         Expenses. Our expenses for the nine months ended September 30, 2000 increased by approximately $1,455,000 from approximately $7.8 million for the nine months ended September 30, 1999, and by approximately $600,000 in the 2000 quarter from approximately

$2.9 million in the 1999 quarter. Such increased expenses consist primarily of an approximately $780,000 increase in the nine month period and an approximately $286,000 increase in the quarter in the cost of personnel required by our clinical trial programs, our other research and development activities and for corporate administrative personnel, and an increase of approximately $648,000 in the nine month period and approximately $372,000 increase in the quarter, for other research and development costs, most of which were costs incurred in connection with the conduct of our clinical trials. There was also an increase of approximately $70,000 for consulting expenses in the nine month period, consisting mostly of an approximately $60,000 increase in the quarter, almost all of which increases were also incurred in connection with the conduct of our clinical trials. In the 2000 nine month period compared to the 1999 nine month period there was a modest increase in expenses for rent ($45,000) but a reduction in general and administrative ($84,000) and interest and other ($7,300) expenses. Comparable figures for the 2000 quarter as compared to the 1999 quarter was an increase of approximately $20,700 for rent, a reduction of approximately $129,000 in general and administrative expenses and a reduction of approximately $2,000 in interest and other expenses. The reduction in general and administrative expenses in the 2000 quarter as compared with the 1999 quarter was the result of the differences in legal fees incurred, financial consulting fees incurred in the 1999 quarter only, offset to some extent by an increase in accounting fees incurred and depreciation and amortization.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through September 30, 2000, Ortec had accumulated a deficit of approximately $40 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to September 30, 2000 we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $50 million.

         For the nine months ended September 30, 2000 Ortec used net cash for operating activities of approximately $8.1 million compared to approximately $5.9 million for the comparable nine months in 1999. The increase in cash used in operating activities resulted primarily because of an increase of approximately $1.4 million in our net loss in the first nine months of 2000 compared to the first nine months of 1999. The difference in the net cash used for operating expenses in these two nine month periods was also the result of
(i) net cash received by us from our sale of marketable securities in the first nine months of 1999 of approximately $766,000 as opposed to none in the first nine months of 2000, (ii) an increase in accounts payable and accrued liabilities of approximately $360,000 in the first nine months of 2000 as opposed to an increase of approximately $334,500 in the first nine months of 1999, and (iii) an increase in other current assets of approximately $91,500 compared to a decrease of approximately $1,400 in the first nine months of 2000 and 1999 respectively. In the nine months ended September 30, 2000 we had non cash depreciation and amortization expense of approximately $525,500 compared to approximately $419,500 in the nine months ended September 30, 1999 and a non cash stock compensation and interest expense of approximately $76,000 in the 1999 period as compared to approximately $26,000 in the 2000 period.

         In the nine months ended September 30, 2000 we received net cash from our financing activities of approximately $9 million as compared to net cash from our financing activities of approximately $2.9 million in the nine months ended September 30, 1999. The larger amount of cash received from financing activities in the 2000 period is almost entirely accounted for by approximately $9.1 million of net proceeds received by us from sale of our common stock in the 2000 period, as opposed to approximately $3.0 million net proceeds received by us from sale of our common stock in the 1999 period.

         We invested a total of approximately $462,000 in property, plant, equipment, patent application costs and deposits during the nine months ended September 30, 2000, compared to approximately $600,000 for those same items in the nine months ended September 30, 1999. Since inception, we have spent approximately $4.5 million for property, plant and equipment, excluding capital lease agreements, but including payments for patent applications, deposits and organization costs. The capital lease agreements consist primarily of laboratory equipment.

         Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, our cost of manufacturing scale up and the cost and effectiveness of commercialization activities and arrangements.

         We are likely to require substantial funding to continue our research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. We have raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we will be required to scale back our research and development programs, clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected. At our current rate of spending our cash and cash equivalents on hand at September 30, 2000 (approximately $13.1 million) will enable us to continue our operations through approximately December, 2001.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

                  (c)  Recent Sales of Unregistered Securities.

         1. During the third quarter of 2000 we sold to ten accredited investors an aggregate of 1,247,566 shares of our common stock at a price of $6.75 per share. We received $8,421,070 in aggregate from such sale. The average closing price for our common stock on the Nasdaq SmallCap Market for the thirty trading days immediately prior to September 15, 2000, the date when the purchase price for such shares was agreed to, was $7.74. The placement agent was Stephens Inc. of Little Rock, Arkansas. We paid Stephens Inc. $505,264 plus its expenses for Stephens' services in this placement. Such private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D.

         2. During the third quarter of 2000 we granted nine employees seven year options under our Employee Stock Option Plan to purchase an aggregate of 13,600 shares of our common stock, at exercise prices of $7.00 and $7.125 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2000 annual meeting of shareholders was held on August 15, 2000 at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting, our shareholders voted on three matters and all of such matters were approved.

         The first matter was the election of the members of our Board of Directors. All six of our directors were re-elected and the tabulation of the votes (both in person and by proxy) was as follows:


         NOMINEES FOR
          DIRECTORS                         FOR                    WITHHELD                  AGAINST
          ---------                         ---                    --------                  -------
         Steven Katz                    7,483,092                     467                        0
         Mark Eisenberg                 7,483,092                     467                        0
         Ron Lipstein                   7,483,092                     467                        0
         Alain Klapholz                 7,483,092                     467                        0
         Joseph Stechler                7,483,092                     467                        0
         Steven Lillien                 7,483,092                     467                        0


         There were no broker held non-voted shares represented at the meeting with respect to this matter. There was no other director whose term of office as a director continued after the meeting.

         The second matter upon which our shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for Ortec for 2000. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR           AGAINST            ABSTENTIONS
                              ---           -------            -----------
                           7,456,234         11,775              15,550


         There were no broker held non-voted shares represented at the meeting with respect to this matter.

         The third matter upon which our shareholders voted was the proposal to ratify and approve the second amendment to Ortec's Amended and Restated 1996 Stock Option Plan increasing the number of shares of Ortec's common stock for which options have been or could be granted under the Plan from 1,550,000 to 3,000,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:


                              FOR           AGAINST            ABSTENTIONS
                              ---           -------            -----------
                           4,455,468         39,041              22,000


         There were 2,967,050 broker held non-voted shares represented at the meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit No.          Description
               -----------          -----------

                 3.1                Agreement of Merger of the Skin Group, Ltd.
                                    and the Company dated July 9, 1992 (1)

                 3.2                Original Certificate of Incorporation (1)

                 3.3                By-Laws (1)

                27.1                Financial Data Schedule*


-----------------------

*        Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b)      Reports on Form 8-K

                  We filed one report on Form 8-K in the third quarter of 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                   ORTEC INTERNATIONAL, INC.



Date: November 13, 2000            By:    /s/ Steven Katz
                                      _________________________________
                                        Steven Katz, PhD
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)



Date: November 13, 2000            By:    /s/ Ron Lipstein
                                      _________________________________
                                        Ron Lipstein
                                        Chief Financial Officer
                                        (Principal Financial Officer)