Form 10-K
period 2000-12-31
ORTEC INTERNATIONAL INC
filed 2001-03-28
CIK 889992

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  -------------
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO_______________

                         Commission file number 0-27368

                            ORTEC INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                      Delaware                      11-3068704
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)       Identification No.)

                3960 Broadway
                 New York, NY
            (Address of principal                     10032
              executive offices)                   (Zip Code)

       Registrant's telephone number, (212) including area code: 740-6999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                ----------------

The number of shares outstanding of the Registrant's common stock is 9,691,608 (as of 3/26/01). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $52,433,556 as of March 26, 2001, based upon a closing price on such date of $6.25, as listed on the Nasdaq SmallCap Market.

DOCUMENTS INCORPORATED BY REFERENCE - None

================================================================================

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K
                                                                            Page
                                                                            ----
Facing page

Part I
------

Item 1.     Business ....................................................     1

Item 2.     Properties ..................................................    13

Item 3.     Legal Proceedings ...........................................    14

Item 4.     Submission of Matters to
            a Vote of Security Holders ..................................  None

Part II
-------

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters .............................    14

Item 6.     Selected Financial Data .....................................    16

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...............    17

Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk .................................................  None

Item 8.     Financial Statements and Supplementary Data .................    21

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ......................  None

Part III
--------

Item 10.    Directors and Executive Officers of the Registrant ..........    21

Item 11.    Executive Compensation ......................................    23

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management .......................................    27

Item 13.    Certain Relationships and Related Transactions ..............    29

Part IV
-------

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K......................................    31

Signatures...............................................................    32

Financial Statements.....................................................   F-1

                                     PART I

Item 1. BUSINESS

Overview

      We are a development stage tissue engineering company that has developed a proprietary and patented technology which we call Composite Cultured Skin, which is used to stimulate the repair and regeneration of human skin. We often refer to our Composite Cultured Skin by its initials, CCS. Our Composite Cultured Skin is a two layered tissue engineered dressing that consists of human derived skin cells, both dermal and epidermal, supported within a porous collagen matrix. The composite matrix is seeded with keratinocytes for epidermal growth and fibroblasts for dermal growth. This active dressing stimulates the repair, replacement and regeneration of human skin. When our CCS is applied to the wound site, it produces a mix of growth factors that stimulates wound closure.

      We have recently achieved a number of milestones toward our goal of the commercial sale of our CCS including:

      o On February 21, 2001, the FDA granted our application for commercial sale of our product for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat donor site wounds created during that surgery. This is the most severe form of epidermolysis bullosa, a condition in which a newborn's skin constantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring, resulting in deformity of the hands and feet. While the epidermolysis bullosa patient population that our CCS will address is small, the FDA's approval gives us our first opportunity for the commercial sale of CCS. We plan to launch a focused marketing program for sale of our CCS for the treatment of these epidermolysis bullosa wounds. Our marketing program will be directed to a small number of regional hospitals with expertise in treating epidermolysis bullosa.

      o We have completed the pivotal clinical trial for the use of our CCS for the treatment of donor site wounds and we have filed our application with the FDA to permit us to make commercial sales of our CCS for the treatment of donor site wounds. The results of that trial which we submitted to the FDA show that there was a clinically and statistically shorter time to 100% wound closure when our CCS was used compared to the use of a current standard of care in that trial. The median differential in those healing times ranged from four to seven days.

      o We have received encouraging results, to date, from the pivotal clinical trial of our CCS for the treatment of venous ulcers. These results show our CCS significantly more effective in treating venous ulcer wounds than a standard of care now used. Eight weeks after treatment the CCS treated group achieved 100% healing in 47% of the patients treated, compared to 26% of the patients in the standard of care treated group. The results in that trial for the CCS treated group compared favorably with the reported results of the clinical trials that were conducted by Organogenesis for its Apligraf product. In the clinical trial for use of Apligraf for the treatment of venous ulcers, six months after treatment (as compared to eight weeks after treatment in the clinical trial of our CCS) 47% of the patients treated achieved 100% healing, compared to 19% of the patients in the standard of care treated group in the Apligraf trial.

      o In September 2000, our manufacturing facilities were inspected and approved by the FDA for the manufacture and commercial sale of our CCS.

      o We have released a preliminary analysis of our pilot trial using our CCS for the treatment of diabetic ulcers. That analysis shows that at 12 weeks 56% of the patients treated with our CCS achieved 100% wound closure compared to 29% of the patients in the group treated with the current standard of care used in that trial. We expect to receive 12 week data for all the diabetic ulcers patients treated in that pilot trial in the second quarter of 2001.

      Our CCS addresses large markets. We intend to utilize our CCS for the treatment of numerous skin wounds, such as venous stasis ulcers, autograft donor site wounds, diabetic foot ulcers, indeterminate depth burns and epidermolysis bullosa. We believe that our CCS could be used for up to 1 million patients, representing a potential market of approximately $3.5 billion. Each market is explained briefly below. See "Forward Looking Statements."

      Venous Stasis Ulcers. Approximately 700,000 Americans are plagued with venous stasis ulcers. This type of ulcer is generally found in the lower leg proximate to the ankle and can result from trauma, but is typically associated with chronic venous insufficiency. Chronic venous insufficiency occurs when the venous valves don't close completely and blood is allowed to flow back from the deep venous system through the perforator veins into the superficial venous system. The weight of the backlogged blood pushes on the surrounding tissues of the lower leg and produces swollen, hyperpigmented ankles. Over time the pressure will cause tissue breakdown and an ulcer will form. Roughly 50% of venous leg ulcers are successfully treated with traditional methods, which include compression therapy followed by suggested regular walking and resting with the legs elevated for two hours a day. The remaining 50% of venous ulcers patients, totaling about 350,000, are candidates for our CCS. We believe that the average selling price for our CCS will be $975 per unit for all the medical conditions described above. Our belief is based on the known selling price of our primary competitor's product. If each patient suffering with venous ulcers has only one ulcer and each ulcer has to be treated with four units of our CCS (in our venous ulcers clinical trial we have so far used up to four units per ulcer), the potential market revenue for venous ulcers is approximately $1.4 billion.

      Donor Site Wounds. There are about 1.2 million people treated annually for burns at medical facilities across the United States. A vast majority of the burns, about 96%, cover a relatively small portion of the total body surface area and are treated on an outpatient basis in doctors' offices, hospitals and burn units. Roughly 4%, or 50,000, of the burn cases are severe and, we believe, require autograft transplants, thereby creating donor site wounds. A donor site wound is the result of an autograft, which involves removing a piece of healthy skin from an uninjured part of the body to cover an open wound at another location on the body. We estimate that the typical severe burn case in which autograft transplant procedures are required to be used creates four donor site wounds per patient, or a total of approximately 200,000 donor site wounds created in the United States each year. Due to differing severity of burns, we estimate that our CCS can be used to treat the donor site wounds resulting from autograft transplants in about 43% of the 50,000 (or 21,500) severely burned patients. At an average of eight of our CCS units per patient, (2 units of our CCS per donor site wound and 4 donor sites wounds per patient), we estimate potential market revenues of approximately $167 million per year from the use of our CCS for the treatment of donor site wounds.

      Indeterminate Depth Burns. While we are pursuing approval from the FDA to market our CCS for treatment of donor site wounds in burn patients, we believe there is also the opportunity to use our CCS for the treatment of certain indeterminate depth wounds directly without involvement of autograft transplants. In order to do so we will have to design and conduct a clinical trial for the use of our CCS for the treatment of indeterminate depth burns. To date, we have not allocated resources for a clinical trial for indeterminate depth burns because we have committed our resources to concentrate on the venous and diabetic ulcers markets. However, the market for treatment of indeterminate depth burns with our CCS is one that we could pursue in the future. As we noted above, there are approximately 50,000 severely burned patients each year in the United States and we believe that 43% of those patients require autograft transplants. The other 57% of these 50,000 patients with severe burns, about 28,500 patients, do not require autograft transplants. It is this group whose burns we believe can be treated directly with our CCS. In such treatment we assume that we will need six CCS units to treat each patient, creating a potential market revenue of approximately $167 million.

      Of the other 1.15 million people who are treated for lesser burns, we believe that about 15%, or 170,000 patients, can be treated with our CCS. We assume that if one unit of our CCS is used for the treatment of each of those 170,000 patients, there is a potential market revenue of approximately $166 million. All together, the potential market revenue for the treatment of indeterminate depth burns with our CCS is approximately $336 million annually. However, as we have noted above, we cannot use our CCS to treat burns until we conclude an FDA approved clinical trial to prove the safety and the efficacy of our CCS in the treatment of indeterminate depth burns. We are not conducting that clinical trial now.

      Diabetic Foot Ulcers. Diabetic foot ulcers will affect about 2 million of the 14 million diabetics in the United States during their lifetime. We estimate that there are between 800,000 and 1,200,000 Americans infected with diabetic foot ulcers each year. The ulcers are open sores that remain after the destruction of surface tissue. There are approximately 67,000 amputations each year from the complications created by these ulcers. Current treatments, which include off-loading of pressure, debridement, maintenance of a moist wound environment, wound cleansing and nutritional support, will cure between 50% and 60% of most diabetic ulcers. Assuming that there are 800,000 persons infected with diabetic foot ulcers each year and that 50% are cured with traditional treatments, the remaining nearly 400,000 patients are candidates for use of our CCS to treat their ulcers. In our pilot clinical trial for the use of our CCS to treat diabetic foot ulcers, we have up to now used up to six units of our CCS to treat each ulcer. If we assume the use of four units of our CCS to treat each diabetic foot ulcer, there is a potential annual market of $1.5 billion from the sale of our CCS to treat diabetic foot ulcers.

      Epidermolysis Bullosa. Few babies born with severe epidermolysis bullosa survive the first year and those that do are bombarded with constant blistering, which causes scarring that constricts the skin so much that the hands can become disfigured and fingers and toes can fuse together requiring reconstructive surgery. In 1986 a national registry was established to track the number of people with epidermolysis bullosa. Our CCS is for use by epidermolysis bullosa patients who have the dystrophic and junctional form of the disease, a population of about 900 according to the national registry's database. Advocacy groups for epidermolysis bullosa patients argue that the registry's estimate is significantly under reported. Although we have received FDA approval for the sale of our CCS for treatment of patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat donor site wounds created during that surgery, our sales efforts will be focused on a small number of regional hospitals with expertise in treating epidermolysis bullosa. Consequently, we do not expect to have significant revenues from the sale of our CCS for the treatment of epidermolysis bullosa.

      We have developed the technology for the cryopreservation of our product without diminishing its effectiveness. Cryopreservation is the freezing of our product which gives it a minimum shelf life of six months, as opposed to a few days when our product is not cryopreserved. We are using our product in its cryopreserved form in our pivotal clinical trial for the treatment of venous ulcers and we intend to use it in our pivotal trial for the treatment of diabetic ulcers.

      Our immediate focus is to use our CCS to treat acute and chronic skin wounds. However, we believe that there is an opportunity to apply our core technologies to repair selected structural tissues such as tendon, ligament, cartilage, bone and blood vessels.

      While we believe that our bi-layered product will be effective in treating the medical conditions in our target markets, many companies and academic institutions have developed, or are capable of developing, products or other technologies that are or may be competitive with our CCS. We know of only one other company, Organogenesis, Inc., that has developed a bi-layered product, Apligraf, to treat the same wounds as our CCS. Organogenesis has licensed Novartis, Inc. to market Apligraf and Apligraf, having received FDA approval, is currently being sold for the treatment of venous and diabetic ulcers. We believe that our CCS will have certain competitive advantages over other comparable bio-engineered products in that our CCS: (i) has demonstrated superior clinical results in recently released clinical data, accelerating healing in comparison to standard of care and other competitive products; (ii) has the capability to be less expensive to produce and easier for the physician to handle and use; and
(iii) can be stored and delivered in a cryopreserved form, providing production and distribution efficiencies.

      As a development stage company we have not yet sold any products. Our activities have been limited to human clinical trials of our CCS and research and development. From the creation of our company in March 1991 through December 31, 2000, we have spent approximately $13.8 million for human clinical trials and research and development, not including employee salaries. From inception in March 1991 through December 31, 2000, we have sustained a net loss of $43.3 million and expect to continue to incur substantial operating losses until at least 2003.

      At our current rate of spending, our cash and cash equivalents on hand at December 31, 2000 (approximately $9.3 million) will enable us to continue our operations through the end of 2001, assuming that we will not incur unexpected costs. Before the end of 2001 we will be required to raise additional funds (through sale of our securities or debt financing) to complete our clinical trials and to produce and market our CCS. Our failure to receive additional financing will have a material adverse effect on us and our operations. Also, in order to produce our CCS for treatment of medical conditions with large patient populations we may have to build larger production facilities which will require significant additional funding. If we secure the additional funding we need, receive FDA approval for commercial sales of our CCS for treatment of medical conditions with large patient populations and successfully market our CCS, we believe that we will have the opportunity to reach cash break even in 2003. Revenues from sales of our CCS to treat epidermolysis bullosa patients could begin as early as the second half of this year.

      Ortec was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring, developing, testing and marketing our skin replacement product. Our executive offices are located at 3960 Broadway, New York, New York, and our telephone number is (212) 740-6999.

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

      Another approach is grafting the wound site with the patient's own healthy tissue, which is called an autograft transplant. Physicians have for years been using skin transplanted from one site of a patient's body onto a wound site that no longer has the capacity to heal spontaneously. This approach creates a second wound site where the healthy tissue is harvested and is of limited use when patients are left with a minimal amount of healthy tissue for grafting. Physicians have sought to replace autograft transplants with substitute synthetic or natural materials which would eliminate the medically undesirable problems that accompany autograft transplants, such as the creation of additional wound sites, possible infection and scarring. Another approach that has been developed in recent years is the replication of human skin in a laboratory setting in order to create an artificial skin that can be transplanted onto diseased or injured patients. Major problems encountered by scientists include the rejection of the artificial skin by the patient's immune system and significant contraction of the transplant after healing, causing cosmetically undesirable scarring.

Our Composite Cultured Skin

      Our Composite Cultured Skin is a device consisting of two layers of immature human-derived skin cells (dermal and epidermal) supported in a permeable bi-layered collagen matrix. When applied to an area needing skin regeneration, our Composite Cultured Skin stimulates the body's healthy cells to rapidly regenerate and remodel the human skin.

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

Benefits

      There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, the cell-based unilayered approach, and the cell based bi-layered approach. The acellular approach uses a non-living material, particularly cadaver skin, collagen, silicone, or an ointment to treat the wound. The cell-based approaches employ living cells in order to closely replicate human skin cells and stimulate wound repair and tissue regeneration. The unilayered approach, although a cell-based approach, utilizes either living epidermal or dermal cells, but not both. The approach we believe to be the most advanced is the bi-layered, dermal and epidermal, approach. The only bi-layered product other than our Composite Cultured Skin that is available for sale is Apligraf, a product developed by Organogenesis, Inc.

      We believe our Composite Cultured Skin induces faster wound healing and reduces pain and complications generally associated with open wounds. We also believe that autograft donor sites treated with our Composite Cultured Skin tend to be ready for recropping earlier than sites treated with the current standard of care.

      We believe that our Composite Cultured Skin is easier to use than the existing available bi-layered technology because the composition and packaging of our product allows the surgeon or other physician to easily remove our Composite Cultured Skin from its packaging and simply drape it over the wound. Our product can generally be applied to a wound in less than one minute.

      We further believe our product constitutes a cost effective alternative to conventional standards of wound care. The conventional treatment for acute wounds such as venous and diabetic ulcers, burns and autograft donor sites can be expensive and require multiple doctor visits and potentially lengthy hospitalization. Because of the more rapid healing process we expect from treating these wounds with our Composite Cultured Skin, the length of hospital stays and the number of follow up visits to doctors may be reduced substantially. In addition, our ability to cryopreserve our product allows for a longer shelf life for storage of our product, which we believe will make it more appealing to the end user - the physician or hospital. See "Disclosure Regarding Forward Looking Statements."

Regulatory Process and Clinical Trials

      Regulatory Framework. We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries for commercial sale.

      The FDA regulates the manufacture, distribution and promotion of medical devices in the United States, pursuant to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder. Our Composite Cultured Skin is subject to these regulations and is currently classified as a medical device. We must obtain pre-market approval by the FDA prior to commercial sale of our Composite Cultured Skin. Pre-market approval requires proof of safety and efficacy through human clinical trials. Pre-market approval is a lengthy and expensive process. Although we have secured pre market approval from the FDA for commercial sales of our product for use on patients with recessive dystrophic epidermolysis bullosa undergoing reconstructive hand surgery and to treat donor site wounds created during that surgery, we can give no assurance that we will obtain pre-market approval for our Composite Cultured Skin for the treatment of medical conditions with large patient populations.

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

      We have developed rigorous internal standards for testing and compiling data necessary for FDA filings. We conduct feasibility studies for all the medical conditions we propose to treat with our Composite Cultured Skin prior to filing applications with the FDA for pivotal trials. We assume that this process has allowed us to submit more precise protocols to the FDA, clearly defining the clinical objectives we wish to support in the pivotal trial phase. We engage in an ongoing dialogue with the FDA in an effort to manage the approval process both effectively and efficiently. At the present time we

            - have received FDA approval for commercial sales of our product for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstructive surgery and to treat donor site wounds created during that surgery.

            - have completed the pivotal trial for use of our product in treating all donor site wounds and have filed an application with the FDA for pre-market approval for commercial sale of our product for treatment of all donor site wounds.

            - are conducting a pivotal clinical trial for use of our product in its cryopreserved form for the treatment of venous ulcers.

            - are conducting a pilot clinical trial for the use of our product for the treatment of diabetic ulcers.

Description of the Production Process

      Composite Cultured Skin cells are derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in culture in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute our proprietary Composite Cultured Skin, which we can then deliver to customers in a "fresh" or cryopreserved state.

Original Research.

      Our technology was developed by Dr. Mark Eisenberg, a physician in Sydney, Australia. Dr. Eisenberg is an officer and director and one of the founders of Ortec. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty five years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient's own skin. Dr. Eisenberg continued his research which eventually led to the development of our Composite Cultured Skin - a tissue-engineered dressing which consists of both the dermal and epidermal layers. The current research for our proprietary technology is performed at our laboratory in New York City and in our laboratory in Sydney, Australia.

European Market

      In June 1999 we entered into an agreement with Grupo Ferrer International, SA. of Barcelona, Spain, giving Grupo Ferrer the exclusive right for a period of ten years to market our Composite Cultured Skin in Spain. The agreement requires Grupo Ferrer to pay for all clinical, regulatory and marketing expenses necessary to gain regulatory approval for the commercial sale of our Composite Cultured Skin in Spain. Grupo Ferrer is one of the largest pharmaceutical companies in Spain. We believe that regulatory approval for the sale of our Composite Cultured Skin for the treatment of venous and diabetic ulcers may be secured more quickly in Spain than in the United States, even though Grupo Ferrer will use the results of our clinical trials in the United States as the basis for seeking regulatory approval in Spain. Of the different medical conditions creating skin wounds which we believe our Composite Cultured Skin can treat, venous and diabetic ulcers have the largest patient populations. We also believe that securing regulatory approval in Spain may facilitate our ability to register and ultimately sell our Composite Cultured Skin in the large markets of other European Common Market countries.

Regulatory Strategies, Product Development and Sales

      We employ a team of regulatory and clinical professionals, both full time employees and consultants, with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA approval process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of third party payors (insurance companies, Medicare, Medicaid) for use of new medical products.

Production and Supply

      We believe that production capacity at our facility in the Audubon Biomedical Science and Technology Park in New York City should be sufficient to meet demands for our Composite Cultured Skin for the initial volume required by the FDA's approval for its use in epidermolysis bullosa surgery and, if approved by the FDA, for donor site wounds. For sale of our Composite Cultured Skin for other medical conditions, based on our sales projections, we will need larger production facilities. Such facilities will have to be FDA validated and approved. Any manufacturing, whether by us or by a third party manufacturer, for any future commercial scale production of our Composite Cultured Skin will have to be in compliance with the good manufacturing processes and quality system regulations mandated by the FDA. Our production facility in the Audubon Biomedical Science and Technology Park was inspected and approved by the FDA in September 2000 for the manufacturing of our Composite Cultured Skin for commercial sale.

Competition

      We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. As we noted previously, there are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell based bi-layered (epidermal and dermal cell) approach. The approach we believe to be the most advanced and effective is the bi-layered approach.

      There is also a procedure which cultures the patient's own epidermal cells to create an epidermis like layer. That procedure takes a number of weeks to create that epidermal layer. Genzyme Biosurgery is currently selling such a product for treatment of severely burned patients only, pursuant to an FDA humanitarian device exemption.

      The Company considers its primary competitors to be Organogenesis, Inc. and Advanced Tissue Sciences, Inc. The FDA approved Organogenesis' Apligraf, which employs the bi-layered approach, for treatment of venous ulcers in May 1998 and for the treatment of diabetic ulcers in June 2000, and Organogenesis is selling Apligraf through a joint venture with Novartis Pharmaceuticals Corporation. Advanced Tissue, through a joint venture agreement with Smith & Nephew PLC, markets Transcyte, a unilayer, non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells, which acts as a temporary wound covering for severe burns and as a covering for partial thickness burns. Advanced Tissue's Dermagraft product for the treatment of diabetic foot ulcers was rejected by the FDA in June 1998 and additional trials were mandated by the FDA to prove efficacy. In August 2000 advanced tissue submitted the results of their additional trials to the FDA

      We believe that the following are the greater benefits derived by patients when they use our Composite Cultured Skin.

            o Our Composite Cultured Skin can be cryopreserved so that it can be stored by the hospital or clinic instead of awaiting shipment.

            o Our Composite Cultured Skin uses a porous collagen matrix and undifferentiated epidermal and dermal fibroblast cells, resulting in a vigorous growth factor production which appears to enable a quicker healing process.

            o Our Composite Cultured Skin is "user friendly". The physician opens a cassette, peels off the protective mesh and immediately lays the Composite Cultured Skin on the wound. The process should take as little as one minute.

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

Patents and Proprietary Rights

      We have two U.S. patents for the technology for our Composite Cultured Skin, both of which expire in 2011. We have also been granted corresponding patents in Europe (for most of the countries in Europe) and in Australia and New Zealand, Ireland, Israel, Japan, Thailand, and South Africa. We are prosecuting patent claims in Canada, The Russian Federation, Brazil and China.

      In December 2000 and January 2001, we filed four additional patent applications with the United States Patent Office directed to further aspects of our Composite Cultured Skin technology. The patent applications focus on our cryopreservation, cell and manufacturing processes, and a cardiovascular application of our technology.

      One of our competitors filed an opposition with the European Patent Office challenging the validity of our European patent. The opposition in Europe may not be resolved for more than a year. The expiration date of our European patent is dependent upon the resolution of such opposition. The result in Europe will not affect the validity of our patent in the United States. However, our patents might be successfully challenged in court proceedings, invalidated or rendered unenforceable. Our success will depend, in part, on our ability to maintain patent protection for our technology, both in the United States and other countries. Our patents may be infringed, invalidated or circumvented by others. Others may also develop technologies or processes that are the same or substantially as effective as ours, thereby by-passing the benefits of our patent protection. Therefore, our United States and foreign patents may not provide us with any commercial benefits. Nor can we give any assurance that our currently pending patent applications will be granted.

      Several of our competitors, including Organogenesis, Inc., Advanced Tissue Sciences, Inc., Genzyme Biosurgery Repair Inc., Integra Life Sciences and LifeCell Corporation, have been granted patents relating to their particular artificial skin technologies. See "Competition".

Employees

      We presently employ 71 people on a full-time basis, including five executive officers. Including our executive officers, we employ 69 persons in New York City and 2 people at our laboratory in Sydney, Australia. We also have part time employees, 3 in New York and 2, including Dr. Eisenberg, in Australia. We anticipate hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as our needs arise and based on our finances.

Item 2. PROPERTIES

      We occupy an aggregate of 17,000 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, pursuant to four separate lease agreements, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce our product. As of December

31, 2000 we were paying an aggregate of $43,829 rent per month for use of all our space at the Audubon facility.

      We also lease approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, on a month to month basis, where we operate a research laboratory to conduct our research and development activities in Australia. We pay rent in Australian dollars, which at the current rate of exchange amounts to approximately US$25,402 per year. We rent this space from Dr. Mark Eisenberg's father's estate on terms that we believe are not less favorable to us than for rental of similar space in Sydney, Australia, from non-related third parties.

ITEM 3. LEGAL PROCEEDINGS

      We are disputing a claim of approximately $250,000 made against us by a consulting firm we had retained to assist us in gathering and analyzing the data from our pivotal clinical trial for the use of our Composite Cultured Skin for the treatment of donor site wounds and in preparing our submission of such data to the FDA for pre-market approval for the commercial sale of our CCS for treatment of donor site wounds. We believe that such consulting firm did not render such service competently and we had to retain and pay a different firm to perform such services and assist us in that recent submission to the FDA.

                                    PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is listed on the NASDAQ SmallCap Market under the symbol "ORTC". The following table sets forth the high and low sales prices of our common stock as reported by NASDAQ for each full quarterly period from January 1, 1999 through December 31, 2000.

    2000                                        High      Low

             First Quarter                      17.00     7.00

             Second Quarter                     11.13     6.00

             Third Quarter                      11.00     7.00

             Fourth Quarter                     11.15     5.50

    1999                                        High      Low

             First Quarter                      14.00     8.13

             Second Quarter                     10.25     7.00

             Third Quarter                      12.75     7.13

             Fourth Quarter                     10.00     5.13

Security Holders

      To the best of our knowledge at March 1, 2001, there were 131 record holders of our common stock. We believe that as of such date there were an additional 1,646 beneficial owners of our common stock, whose shares are held in "street name."

Dividends

      We have not paid, and have no current plans to pay, dividends on our common stock.

Recent Sales of Unregistered Securities

      During the fourth quarter of 2000 we granted to 53 employees and 3 consultants options under our Employee Stock Option Plan to purchase an aggregate of 315,306 shares of our common stock, at exercise prices ranging from $5.75 to $10.00 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes and the Management's Discussion and Analysis included elsewhere in this Annual Report:

Statement of operations data

Years Ended December 31,
                                                   1996            1997            1998            1999            2000
                                               ------------    ------------    ------------    ------------    ------------
Revenues - interest income                     $    171,057    $    291,602    $    572,549    $    368,711    $    586,623
                                               ------------    ------------    ------------    ------------    ------------

Expenses
   Research and development                         964,864       1,178,836       1,933,877       3,106,908       4,191,317
   Rent                                              85,076         166,498         252,397         473,010         535,443
   Consulting                                       261,633         474,908         908,495         834,180         838,383
   Personnel                                        730,357       1,901,409       4,060,629       3,742,632       4,763,662
   General and administrative                       727,192       1,320,488       1,725,201       2,152,968       2,297,769
   Interest and other expense                        51,703          75,126        104,,605          99,522          89,712
                                               ------------    ------------    ------------    ------------    ------------

                                                  2,820,825       5,117,265       8,985,204      10,409,220      12,716.286
                                               ------------    ------------    ------------    ------------    ------------

Net loss                                       $ (2,649,768)   $ (4,825,663)   $ (8,412,655)   $(10,040,509)   $(12,129,663)
                                               ============    ============    ============    ============    ============

Net loss per share of common stock
   Basic and diluted                           $       (.64)   $      (1.01)   $      (1.43)   $      (1.51)   $      (1.37)
                                               ============    ============    ============    ============    ============

Weighted average common stock outstanding
   Basic and diluted                              4,110,507       4,782,239       5,878,971       6,634,874       8,847,295
                                               ============    ============    ============    ============    ============

Balance sheet data
As of December 31,

Working capital                                $ (6,848,650)   $ 12,982,711    $  9,368,901    $ 11,009,660    $  7,966,410
Total assets                                      8,791,925      14,998,414      12,391,039      15,011,645      11,719,760
Long-term debt, excluding current maturities        460,774         722,704       1,152,180       1,044,857         912,489
Stockholders' equity                              7,716,998      13,716,618      10,390,759      12,370,720       9,392,325

                                                  Cumulative
                                                     From
                                                   March 12,
Statement of operations data                         1991
                                                (inception) to
Years Ended December 31,                         December 31,
                                                    2000
                                                ------------
Revenues - interest income                      $  2,057,700
                                                ------------

Expenses
   Research and development                       13,765,354
   Rent                                            1,590,297
   Consulting                                      3,813,362
   Personnel                                      16,343,730
   General and administrative                      9,330,798
   Interest and other expense                        483,436
                                                ------------

                                                  45,326,977
                                                ------------

Net loss                                        $(43,269,277)
                                                ============

Net loss per share of common stock
   Basic and diluted                            $     (10.41)
                                                ============

Weighted average common stock outstanding
   Basic and diluted                               4,157,780
                                                ============

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward looking statements.

General

      Since Ortec's inception we have been principally engaged in the research and development of our skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, indeterminate depth burns and autograft donor site wounds. We have not had any revenues from operations since Ortec's inception in 1991 because we cannot make any sales of our product until we receive approval from the FDA to do so. We have incurred a cumulative net loss of approximately $43.3 million as of December 31, 2000. We expect to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

      Our revenues consist only of interest income. To date, we have received no revenue from the sale of our Composite Cultured Skin. While we may make commercial sales of our product for use in surgeries on patients with recessive dystrophic epidermolysis bullosa, which has a small patient population, we are not permitted to engage in commercial sales of our product for treatment of skin wounds with larger patient populations, until such time, if ever, as we receive requisite FDA and/or other foreign regulatory approvals for such sales. As a result, we do not expect to record significant product sales until such approvals are received.

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

      We are currently conducting or have completed clinical trials of our Composite Cultured Skin in the treatment of autograft donor site wounds, venous and diabetic ulcers and chronic ulcers resulting from epidermolysis bullosa.

Results of Operations

Year Ended December 31, 2000 to Year Ended December 31, 1999

      Revenues. Interest income increased by approximately $218,000 from approximately $369,000 in 1999 to approximately $587,000 in 2000 because of larger cash and cash equivalent balances in 2000 that resulted from sale of common stock.

      Research and Development. Our research and development expenses for the year ended December 31, 2000 increased to $4.2 million from $3.1 million for the year ended December 31, 1999, which amounts do not include consulting expenses, a significant portion of which we paid for research and development. Such consulting expenses for research and development amounted to approximately $838,000 in 2000 and approximately $834,000 in 1999. The increase in research and development expenses relates primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of our Composite Culture Skin.

      General and Administrative. Our general and administrative expenses for the year ended December 31, 2000 amounted to $2.3 million and $2.2 million for the year ended December 31, 1999.

      Personnel. Our personnel expenses for the year ended December 31, 2000 increased to $4.8 million from $3.7 million for the year ended December 31, 1999. This increase resulted from the larger number of persons we employed because of our increased research for product development, to conduct our clinical trials, to prepare for manufacturing scale up and for marketing of our CCS, and for additional personnel required in administrative positions because of such increased staff.

      Rent. Our expenses for rent for the year ended December 31, 2000 increased to $535,000 from $473,000 for the year ended December 31, 1999. The increase in rent expense in 2000 as compared to 1999 is the result of the increase in the amount of space we occupied at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional laboratories we built for research and development, and to accommodate the additional personnel we employed in 2000.

Year Ended December 31, 1999 to Year Ended December 31, 1998

      Revenues. Interest income decreased approximately $204,000 from approximately $573,000 in 1998 to approximately $369,000 in 1999 because of lower average cash and marketable securities balances in 1999 that resulted from the sale of common stock.

      Research and Development. Our research and development expenses for the year ended December 31, 1999 increased to approximately $3.1 million from approximately $1.9 million for the year ended December 31, 1998, which amounts do not include consulting expenses, a significant portion of which we paid for research and development. Such consulting expenses for research and development amounted to approximately $834,000 in 1999 as compared to approximately $908,000 in 1998. The increase in research and development expenses related primarily to the costs associated with the increase in clinical trial activity, cryopreservation research and for enhancement and other applications of our Composite Cultured Skin.

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

Liquidity and Capital Resources

      Since inception (March 12, 1991) through December 31, 2000, we have accumulated a deficit of approximately $43.3 million and we expect to continue to incur substantial operating losses for the next two years. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to December 31, 2000 we have received proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million.

      In 2000 we used net cash for operating activities of approximately $11.6 million. Cash used in operating activities resulted primarily from our net loss of $12.1 million offset by non-cash depreciation and amortization.

      In 2000 we realized cash provided by our financing activities of approximately $9.0 million. We received approximately $9.1 million in 2000 from sale of our common stock net of share issuance costs which was offset by payments of $127,000 on capital leases and $35,000 for purchases of treasury stock

      We invested a total of approximately $641,000 consisting of $552,000 for property, plant and equipment and $90,000 for patents. Since inception, we have spent approximately $3.9 million for property, plant and equipment, excluding capital lease agreements, and approximately $732,000 for patents. The capital lease agreements consist primarily of laboratory equipment.

      Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs and our clinical trials, the time involved in obtaining regulatory approvals for the use of our Composite Cultured Skin for the treatment of skin wounds with large patient populations, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, our ability to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

      We have raised funds in the past through the public and private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs in exchange for marketing, distribution or other rights to our Composite Cultured Skin. However, such discussions with other companies may not result in any investments, collaborative arrangements, agreements or funding, and the necessary additional financing through debt or equity financing may not be available to us on acceptable terms, if at all. Furthermore, any arrangements resulting from these discussions may not reduce our funding requirements. If we cannot secure additional funding when needed, we will be required to scale back our research and development programs, clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected. At our current rate of spending, our cash and cash equivalents on hand at December 31, 2000 (approximately $9.3 million) will enable us to continue our operations through the end of 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP, dated February 21, 2001.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name                         Age   Position
----                         ---   --------

Steven Katz, Ph.D.           56    Chairman of the Board of Directors and
                                   Chief Executive Officer

Dr. Mark Eisenberg           63    Senior Vice President, Research and
                                   Development, and Director

Ron Lipstein                 45    Vice Chairman of the Board of Directors,
                                   Secretary, Treasurer and Chief Financial
                                   Officer

Alain M. Klapholz            44    Vice President, Operations, and Director

Costa Papastephanou          55    President

William Schaeffer            53    Chief Operating Officer

Joseph Stechler              49    Director

Steven Lilien, Ph.D.         53    Director

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

      Dr. Mark Eisenberg, one of our founders, has been a director and Senior Vice President since 1991. Dr. Eisenberg has also been a consultant to us since 1991. See "Eisenberg Consulting Agreement". He has been a physician in private practice in Sydney, Australia since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the

Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on epidermolysis bullosa disease.

      Ron Lipstein, one of our founders, has been our Secretary, Treasurer, Chief Financial Officer and a director since 1991. In January 2001 Mr. Lipstein was elected Vice Chairman of our Board of Directors. He has been employed by us since 1991. Mr. Lipstein is a certified public accountant.

      Alain M. Klapholz, one of our founders, has been our Vice President and a director since 1991. He has been employed by us since 1991. Mr. Klapholz has an MBA from New York University.

      Costa Papastephanou was employed by us in February 2001 as our president. Prior to joining us, he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers' Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as President of the global chronic care division, where he was responsible for that division's sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs.

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

      Steven Lilien has been a director of Ortec since February 1998. He has been chairman of the accounting department of Bernard M. Baruch College in New York City for the past fourteen years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our non employee directors were compensated for their services and attendance at meetings in 2000 through the grant of options pursuant to our

Employee Stock Option Plan and payment of $5,000 to Dr. Steven Lilien for his services as chairman of our audit committee. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      In 2000 Messrs. Steven Katz, Ron Lipstein, Alain Klapholz and William D. Schaeffer failed to file on a timely basis Form 4 as required by Section 16(a) of the Securities and Exchange Act reporting stock options granted to each of them on October 3, 2000, under the Company's Employee Stock Option Plan. Such reports were filed by them in December 2000 instead of November 2000. Messrs. Katz, Lipstein and Klapholz are all directors and executive officers, and Mr. Schaeffer is an executive officer, of the Company.

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

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2000, 1999 and 1998 to our Chief Executive Officer and to each of our executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                              Annual Compensation                     Compensation
                                              -------------------                     ------------
                                                                                       Securities
Name and                                                           Other Annual        Underlying
Principal Position             Year    Salary($)       Bonus($)    Compensation($)    Options/SARs
------------------             ----    --------        --------    ---------------    ------------
Steven Katz .................. 2000     209,807        94,605         9,000*            129,278
Chief Executive                1999     200,000        35,000         9,000*             50,000
 Officer and Chairman          1998     200,000                       9,000*            230,750

Ron Lipstein ................  2000     179,712        78,105         9,000*            118,128
Vice Chairman,                 1999     165,000        50,000         9,000*             35,000
Secretary,                     1998     165,000                       9,000*            220,000
Treasurer and CFO

Alain Klapholz ..............  2000     159,808        30,000                            23,300
Vice President                 1999     150,000        15,000                            10,000
and Director                   1998     150,000                                          70,000

William Schaeffer ..........   2000     167,308                                          17,000
Chief Operating Officer        1999     157,871        30,000                            20,000

----------

*     In lieu of health insurance.

Board Compensation

      Mr. Joseph Stechler and Dr. Steven Lilien are our only non employee directors. For his services in 2000 as a director and as chairman of our audit committee, in February 2001 we paid Dr. Lilien $5,000 and granted him 7 year options to purchase 7,500 shares of our common stock. For his services in 2000 as a director and as a member of our audit committee, in February 2001 we granted Mr. Stechler 7 year options to purchase 7,500 shares of our Common Stock. Such options were granted under our Employee Stock Option Plan and are exercisable at $8.75 per share each.

Option Grants in Last Fiscal Year

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 by us to the Named
Officers:

                                                                                                    Potential Realizable
                                                                                                          Value at
                                                                                                       Assumed Annual
                                                                                                    Rates of Stock Price
                                                                                                      Appreciation for
                                      Individual Grants                                                 Option Term
                                      -----------------                                                 -----------

           (a)                      (b)               (c)              (d)             (e)           (f)           (g)

                                 Number of         % of Total
                                Securities        Options/SARs
                                Underlying         Granted to      Exercise or
                               Options/SARs       Employees in      Base Price     Expiration
          Name                    Granted       Fiscal Year (1)     ($/Share)         Date         5% ($)        10% ($)
          ----                    -------       ---------------     ---------         ----         ------        -------
Steven Katz                        3,900              0.89             6.75          4/16/07        10,717         24,975
                                  18,300              4.20             6.50          5/29/07        48,425        112,850
                                   2,100              0.48             7.00           8/2/07         5,984         13,946
                                  16,200              3.71             9.94          10/3/07        65,538        152,732
                                  62,378             14.30            10.00         10/30/07       253,941        591,791
                                  26,400              6.05             5.75         12/20/07        61,798        144,015

Ron Lipstein                       3,250              0.75             6.75          4/16/07         8,931         20,812
                                  15,250              3.50             6.50         05/29/07        40,354         94,042
                                   1,750              0.40             7.00           8/2/07         4,987         11,622
                                  13,500              3.09             9.94          10/3/07        54,615        127,276
                                  62,378             14.30            10.00         10/30/07       253,941        591,791
                                  22,000              5.04             5.75         12/20/07        51,498        120,013

Alain Klapholz                     1,300              0.30             6.75          4/16/07         3,572          8,325
                                   6,100              1.40             6.50          5/29/07        16,142         37,617
                                     700              0.16             7.00           8/2/07         1,995          4,649
                                   5,400              1.24             9.94          10/3/07        21,853         50,923
                                   8,800              2.02             5.75         10/30/07        20,599         48,005

William D. Schaeffer (2)           1,800              0.41             6.75          4/16/07         4,946         11,527
                                   9,150              2.10             6.50          5/29/07        24,212         56,425
                                   1,050              0.24             7.00           8/2/07         2,992          6,973
                                   5,000              1.15             9.94          10/3/07        20,228         47,139

----------------------

(1) Options to purchase a total of 436,206 shares of common stock were granted to our employees, including the Named Officers, during the fiscal year ended December 31, 2000.

(2) The options granted to Mr. Schaeffer vest as follows: 25% one year after the date of grant, an additional 25% two years after, an additional 25% three years after and the remaining 25% four years after the date of grant.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Value

      The following table sets forth certain information regarding options (which include warrants) exercisable during 2000 and the value of the options held as of December 31, 2000 by the Named Officers. None of the Named Officers exercised any options in 2000 nor did Messrs. Katz, Lipstein or Klapholz hold any options which were not exercisable at December 31, 2000. At December 31, 2000, Mr. Schaeffer held 41,062 options which were not yet exercisable.

                                                                      Value of Unexercised
                         Number of Unexercised Options at             In-the-Money Options
Name                            Fiscal Year End                       at Fiscal Year End (1)
----                            ---------------                       ----------------------
Steven Katz                        475,028                                      $0

Ron Lipstein                       473,128*                                      0

Alain Klapholz                     152,300                                       0

William D. Schaeffer                19,688                                       0

William D. Schaeffer                41,062 (not exercisable)                     0

----------

* Includes warrants to purchase 15,000 shares held by Mr. Lipstein's minor children.

(1) The closing price of our common stock on December 31, 2000, as listed on the Nasdaq SmallCap Market, was less than the exercise price of all the options

Compensation Committee Interlock and Insider Participation

      None of Ortec's executive officers serves as a member of the compensation committee or on the board of directors of another entity, one of whose executive officers serves on Ortec's Board of Directors.

      The Compensation Committee of our Board of Directors determines compensation policies applicable to our five executive officers. Messrs. Steven Katz, Mark Eisenberg and Steven Lilien are the members of the Compensation Committee. Mr. Katz is an executive officer of Ortec. Although Dr. Mark Eisenberg is not an executive officer of Ortec, he is employed by Ortec on a part time basis devoting his time to research in our facility in Australia. The compensation paid to Dr. Eisenberg is determined by an agreement between Dr. Eisenberg and Ortec entered into on June 7, 1991 and amended on September 1, 1992.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2001 by (i) each person (or group of affiliated persons) who we know owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                    Amount and           Percentage of
Name and Address                     Nature of            Outstanding
of Beneficial Owner            Beneficial Ownership      Shares Owned**
-------------------            --------------------      --------------

Steven Katz*                        693,690(1)                6.8%

Mark Eisenberg*                     596,000                   6.1%

Ron Lipstein*                       761,599(2)                7.5%

Alain Klapholz*                     456,406(3)                4.6%

Costa Papastephanou*                    0

William D. Schaeffer*                21,688(4)                ***

Joseph Stechler                     817,666(5)                8.4%
   15 Engle Street
   Englewood, NJ 07631

Steven Lilien                        20,900(6)                ***
   19 Larchmont Street
   Ardsley, NY 10502

George Soros                       1,153,900(7)              11.9%
   888 Seventh Avenue,
   33rd Floor
   New York, NY 10106

Franklin Resources, Inc.             666,666(8)(9)            6.9%
   77 Mariners Island Boulevard
   San Mateo, CA 94404

Pequot Capital Management, Inc.    2,150,807(8)(9)           22.0%
   5000 Nyala Farm Road
   Westport, CT 06880

All officers and directors as      3,367,949(1-6)            30.6%
a group (eight persons)

----------

* The address of these persons is at the Company's offices, 3960 Broadway, New York, NY 10032.

** The number of shares of common stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after February 28, 2001. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***   Less than 1%, based upon information available to us.

(1) Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 525,028 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

(2) Includes 33,600 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 33,600 shares. Also includes 503,128 shares issuable to Mr. Lipstein and 15,000 to his minor children upon his and their exercise of outstanding options and warrants.

(3) Includes 31,500 shares owned by Mr. Klapholz' minor children. Mr. Klapholz disclaims any beneficial interest in such 31,500 shares. Also includes 162,300 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

(4) Includes 19,688 shares issuable to Mr. Schaeffer upon his exercise of outstanding options.

(5) Includes shares owned by Stechler & Company and 30,000 shares owned by a charitable foundation of which Mr. Stechler and another member of his family are the trustees. Also includes 75,500 shares issuable to Mr. Stechler upon his exercise of outstanding options or warrants.

(6) Includes 20,500 shares underlying options granted under the Company's Stock Option Plan.

(7) As reported by Mr. Soros on a Form 4 filed by him with the Securities and Exchange Commission which recites that this number includes 722,238 shares held for the account of Quasar International Partners C.V. ("Quasar") and 431,572 shares held for the account of Lupa Family Partners ("Lupa"). Soros Fund Management LLC serves as principal investment manager of Quasar (a Netherlands Antilles limited partnership) and, as such, and Mr. George Soros as Chairman of Soros Fund Management LLC, may be deemed to have investment discretion over and the power to direct the voting and disposition of the shares held for the account of Quasar. Lupa is a New York limited partnership. In his capacity as a general partner of Lupa, Mr. Soros may be deemed to have voting and dispositive power with respect to shares held for the account of Lupa.

(8) As reported on Forms 13G filed by such persons with the Securities and Exchange Commission.

(9) Shares held by investment funds. These have sole or shared investment and/or voting power for these shares.

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

                           FORWARD LOOKING STATEMENTS

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

                           AVAILABILITY OF FORM 10-K

      We will provide a copy of our annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, including our financial statements and the financial statement schedules, to any of our stockholders and to any person holding our warrants or options to purchase shares of our common stock, upon written request and without charge. Such written request should be directed to Mr. Ron Lipstein, Secretary, at Ortec International, Inc., 3960 Broadway, New York, NY 10032.

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

      (b)   Reports on Form 8-K.

            We filed one report on Form 8-K in the fourth quarter of 2000.

      (c)   Exhibits.

Exhibit No.   Description

3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

3.2         Original Certificate of Incorporation (1)

3.3         By-Laws (1)

4.1         Form of Certificate evidencing shares of Common Stock (1)

10.1 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

23          Consent of Grant Thornton LLP (2)
----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2)   Filed herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 Registrant:

                                 ORTEC INTERNATIONAL, INC.


                                 By: /s/ Steven Katz
                                     -------------------
                                     Steven Katz, Ph.D.
                                     Chairman and Chief
                                     Executive Officer

Dated:  March 26, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date
---------                  -----                           ----


/s/ Steven Katz            Chairman, Chief Executive       March 26, 2001
------------------------   Officer and Director
Steven Katz, Ph.D.         (Principal Executive Officer)


                           Senior Vice President,
------------------------   Research and Development and
Dr. Mark Eisenberg         Director


/s/ Ron Lipstein           Vice Chairman, Chief Financial  March 26, 2001
------------------------   Officer, Secretary,
Ron Lipstein               Treasurer and Director
                           (Principal Financial and
                           Accounting Officer)


/s/ Alain M. Klapholz      Vice President, Operations      March 27, 2001
------------------------   and Director
Alain M. Klapholz


                           Director
------------------------
Joseph Stechler


/s/ Steven Lilien          Director                        March 27, 2001
------------------------
Steven Lilien

                            Ortec International, Inc.
                        (a development stage enterprise)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Certified Public Accountants                                      F-2

Financial Statements

       Balance Sheets as of December 31, 2000 and 1999                                  F-3

       Statements of Operations for the years ended December 31, 2000, 1999 and
          1998, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 2000                                                             F-5

       Statement of Shareholders' Equity for the cumulative
          period from March 12, 1991 (inception) to
          December 31, 2000                                                             F-6

       Statements of Cash Flows for the years ended December 31, 2000, 1999 and
          1998, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 2000                                                             F-10

       Notes to Financial Statements                                                    F-12 - F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Ortec International, Inc.

We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, and for the period from March 12, 1991 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period from March 12, 1991 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

New York, New York
February 21, 2001

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,

                              ASSETS                          2000                 1999
                                                          ------------         ------------
CURRENT ASSETS
    Cash and cash equivalents                             $  9,292,478         $ 12,604,027
    Other current assets                                        88,878                1,701
                                                          ------------         ------------

           Total current assets                              9,381,356           12,605,728

PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                     1,768,872            1,345,367
    Office furniture and equipment                             857,031              778,364
    Leasehold improvements                                   1,333,144            1,283,686
                                                          ------------         ------------

                                                             3,959,047            3,407,417
    Less accumulated depreciation and amortization          (2,223,064)          (1,566,002)
                                                          ------------         ------------

                                                             1,735,983            1,841,415

OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $159,460 in 2000 and
       $107,594 in 1999                                        572,089              533,592
    Deposits and other assets                                   30,332               30,910
                                                          ------------         ------------

                                                          $ 11,719,760         $ 15,011,645
                                                          ============         ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (continued)

                                  December 31,

                               LIABILITIES AND
                             SHAREHOLDERS' EQUITY                                       2000                 1999
                                                                                    ------------         ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $    872,760         $    886,388
    Accrued compensation                                                                 226,208              232,781
    Accrued professional fees                                                            176,528              341,716
    Accrued interest                                                                       7,081                7,935
    Capital lease obligation - current                                                                          5,151
    Loan payable - current                                                               132,369              122,097
                                                                                    ------------         ------------

           Total current liabilities                                                   1,414,946            1,596,068

LONG-TERM LIABILITIES

    Loan payable - noncurrent                                                            912,489            1,044,857

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; authorized, 25,000,000 shares; 9,711,608 shares issued, 9,691,608 shares outstanding, at December 31, 2000 and
       8,221,843 shares issued, 8,206,143 shares
       outstanding at December 31, 1999                                                    9,712                8,222
    Additional paid-in capital                                                        52,829,535           43,644,902
    Deficit accumulated during the development
       stage                                                                         (43,269,277)         (31,139,614)
    Treasury stock, at cost (20,000 shares at December 31, 2000
       and 15,700 shares at December 31, 1999)                                          (177,645)            (142,790)
                                                                                    ------------         ------------

                                                                                       9,392,325           12,370,720
                                                                                    ------------         ------------

                                                                                    $ 11,719,760         $ 15,011,645
                                                                                    ============         ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                           Cumulative
                                                                                                              from
                                                                                                            March 12,
                                                                                                              1991
                                                              Year ended December 31,                     (inception) to
                                           ------------------------------------------------------         December 31,
                                                2000                 1999                 1998                 2000
                                           ------------         ------------         ------------         ------------
Revenue
    Interest income                        $    586,623         $    368,711         $    572,549         $  2,057,700
                                           ------------         ------------         ------------         ------------

Expenses
    Research and development                  4,191,317            3,106,908            1,933,877           13,765,354
    Rent                                        535,443              473,010              252,397            1,590,297
    Consulting                                  838,383              834,180              908,495            3,813,362
    Personnel                                 4,763,662            3,742,632            4,060,629           16,343,730
    General and administrative                2,297,769            2,152,968            1,725,201            9,330,798
    Interest and other expense                   89,712               99,522              104,605              483,436
                                           ------------         ------------         ------------         ------------

                                             12,716,286           10,409,220            8,985,204           45,326,977
                                           ------------         ------------         ------------         ------------

       Net loss                            $(12,129,663)        $(10,040,509)        $ (8,412,655)        $(43,269,277)
                                           ============         ============         ============         ============

Net loss per share
    Basic and diluted                      $      (1.37)        $      (1.51)        $      (1.43)        $     (10.41)
                                           ============         ============         ============         ============

Weighted average shares outstanding
    Basic and diluted                         8,847,295            6,634,874            5,878,971            4,157,780
                                           ============         ============         ============         ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                  Deficit
                                                                                                                accumulated
                                                                     Common stock               Additional       during the
                                                               -------------------------         paid-in        development
                                                                 Shares        Amount            capital           stage
                                                               -----------   -----------       -----------      -----------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
    Founders                                                     1,553,820   $     1,554       $      (684)
    First private placement ($.30 cash per share)                  217,440           217            64,783
    The Director ($1.15 and $5.30 cash per share)                  149,020           149           249,851
    Second private placement ($9.425 cash per share)                53,020            53           499,947
    Share issuance expenses                                                                        (21,118)
    Net loss                                                                                                    $  (281,644)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1991                                     1,973,300         1,973           792,779         (281,644)

Issuance of stock
   Second private placement ($9.425 cash per share)                 49,320            49           465,424
   Stock purchase agreement with the Director ($9.425
     cash per share)                                                31,820            32           299,966
   Share issuance expenses                                                                         (35,477)
   Net loss                                                                                                        (785,941)
                                                               -----------   -----------       -----------      -----------
Balance at December 31, 1992                                     2,054,440         2,054         1,522,692       (1,067,585)

Issuance of stock
   Third private placement ($10.00 cash per share)                 132,150           132         1,321,368
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)                      111,111           111           999,888
   Stock purchase agreement with the Director
     ($9.425 cash per share)                                        21,220            21           199,979
   Shares issued in exchange for commission
     ($10.00 value per share)                                          600             1             5,999
   Share issuance expenses                                                                        (230,207)
   Net loss                                                                                                      (1,445,624)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1993 (carried forward)                   2,319,521         2,319         3,819,719       (2,513,209)



                                                                                 Total
                                                                Treasury      shareholders'
                                                                  stock          equity
                                                               -----------     -----------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
    Founders                                                                 $       870
    First private placement ($.30 cash per share)                                 65,000
    The Director ($1.15 and $5.30 cash per share)                                250,000
    Second private placement ($9.425 cash per share)                             500,000
    Share issuance expenses                                                      (21,118)
    Net loss                                                                    (281,644)
                                                                             -----------

Balance at December 31, 1991                                                     513,108

Issuance of stock
   Second private placement ($9.425 cash per share)                              465,473
   Stock purchase agreement with the Director ($9.425
     cash per share)                                                             299,998
   Share issuance expenses                                                       (35,477)
   Net loss                                                                     (785,941)
                                                                             -----------
Balance at December 31, 1992                                                     457,161

Issuance of stock
   Third private placement ($10.00 cash per share)                             1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)                                    999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                                                     200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                                                      6,000
   Share issuance expenses                                                      (230,207)
   Net loss                                                                   (1,445,624)
                                                                             -----------

Balance at December 31, 1993 (carried forward)                                 1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (continued)

                                                                                                                  Deficit
                                                                                                                accumulated
                                                                     Common stock               Additional       during the
                                                               -------------------------         paid-in        development
                                                                 Shares        Amount            capital           stage
                                                               -----------   -----------       -----------      -----------
         (brought forward)                                       2,319,521        $2,319      $  3,819,719     $ (2,513,209)
Issuance of stock
   Fourth private placement ($10.00 cash per share)                 39,451            40           397,672
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)                      50,000            50           499,950
   Share issuance expenses                                                                          (8,697)
   Net loss                                                                                                      (1,675,087)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1994                                     2,408,972         2,409         4,708,644       (4,188,296)

Rent forgiveness                                                                                    40,740

Net loss                                                                                                         (1,022,723)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1995                                     2,408,972         2,409         4,749,384       (5,211,019)

Initial public offering                                          1,200,000         1,200         5,998,800
Exercise of warrants                                                33,885            34            33,851
Fifth private placement ($6.49 cash per share)                     959,106           959         6,219,838
Share issuance costs                                                                            (1,580,690)
Stock options issued for services                                                                  152,000
Net loss                                                                                                         (2,649,768)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1996 (carried forward)                   4,601,963         4,602        15,573,183       (7,860,787)



                                                                                   Total
                                                                  Treasury    shareholders'
                                                                    stock        equity
                                                                 -----------   -----------
         (brought forward)                                                     $ 1,308,829
Issuance of stock
   Fourth private placement ($10.00 cash per share)                                397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)                                     500,000
   Share issuance expenses                                                          (8,697)
   Net loss                                                                     (1,675,087)
                                                                               -----------

Balance at December 31, 1994                                                       522,757

Rent forgiveness                                                                    40,740

Net loss                                                                        (1,022,723)
                                                                               -----------

Balance at December 31, 1995                                                      (459,226)

Initial public offering                                                          6,000,000
Exercise of warrants                                                                33,885
Fifth private placement ($6.49 cash per share)                                   6,220,797
Share issuance costs                                                            (1,580,690)
Stock options issued for services                                                  152,000
Net loss                                                                        (2,649,768)
                                                                               -----------

Balance at December 31, 1996 (carried forward)                                   7,716,998

                           Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (continued)

                                                                                                                  Deficit
                                                                                                                accumulated
                                                                     Common stock               Additional       during the
                                                               -------------------------         paid-in        development
                                                                 Shares        Amount            capital           stage
                                                               -----------   -----------       -----------      -----------
         (brought forward)                                       4,601,963   $     4,602       $15,573,183     $ (7,860,787)

Exercise of warrants                                             1,158,771         1,159        10,821,632
Share issuance costs                                                                              (657,508)
Stock options and warrants issued for services                                                     660,000
Net loss                                                                                                         (4,825,663)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1997                                     5,760,734         5,761        26,397,307      (12,686,450)

Exercise of warrants                                               221,486           221         1,281,736
Stock options and warrants issued for services                                                   1,920,111
Sixth private placement                                            200,000           200         1,788,498
Warrants issued in Sixth private placement                                                         211,302
Share issuance costs                                                                               (48,000)
Purchase of 6,600 shares of treasury stock (at cost)
Net loss                                                                                                         (8,412,655)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1998                                     6,182,220         6,182        31,550,954      (21,099,105)

Exercise of warrants                                                14,103            14            14,089
Stock options and warrants issued for services                                                      64,715
Seventh private placement ($8.75 cash per share)                   389,156           389         3,168,396
Warrants issued in Seventh private placement                                                       468,291
Eighth private placement ($5.50 cash per share)                  1,636,364         1,637         8,998,365
Share issuance costs                                                                              (619,908)
Purchase of 9,100 shares of treasury stock (at cost)
Net loss                                                                                                        (10,040,509)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 1999 (carried forward)                   8,221,843         8,222        43,644,902      (31,139,614)



                                                                                 Total
                                                                 Treasury    shareholders'
                                                                  stock        equity
                                                               -----------   -----------
         (brought forward)                                                  $   7,716,998

Exercise of warrants                                                           10,822,791
Share issuance costs                                                             (657,508)
Stock options and warrants issued for services                                    660,000
Net loss                                                                       (4,825,663)
                                                                            -------------

Balance at December 31, 1997                                                   13,716,618

Exercise of warrants                                                            1,281,957
Stock options and warrants issued for services                                  1,920,111
Sixth private placement                                                         1,788,698
Warrants issued in Sixth private placement                                        211,302
Share issuance costs                                                              (48,000)
Purchase of 6,600 shares of treasury stock (at cost)           $ (67,272)         (67,272)
Net loss                                                                       (8,412,655)
                                                               ---------    -------------

Balance at December 31, 1998                                     (67,272)      10,390,759

Exercise of warrants                                                               14,103
Stock options and warrants issued for services                                     64,715
Seventh private placement ($8.75 cash per share)                                3,168,785
Warrants issued in Seventh private placement                                      468,291
Eighth private placement ($5.50 cash per share)                                 9,000,002
Share issuance costs                                                             (619,908)
Purchase of 9,100 shares of treasury stock (at cost)             (75,518)         (75,518)
Net loss                                                                      (10,040,509)
                                                               ---------    -------------

Balance at December 31, 1999 (carried forward)                  (142,790)      12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)

                  STATEMENT OF SHAREHOLDERS' EQUITY (continued)

                                                                                                                  Deficit
                                                                                                                accumulated
                                                                     Common stock               Additional       during the
                                                               -------------------------         paid-in        development
                                                                 Shares        Amount            capital           stage
                                                               -----------   -----------       -----------      -----------
         (brought forward)                                       8,221,843   $     8,222       $43,644,902      (31,139,614)

Exercise of options and warrants                                   175,532           175           327,107
Stock options and warrants issued for services                                                      56,265
Ninth private placement ($15.00 cash per share)                     66,667            67           999,938
Warrants issued in Ninth private placement                                                          23,000
Tenth private placement ($6.75 cash per share)                   1,247,566         1,248         8,419,823
Share issuance costs                                                                              (641,500)
Purchase of 4,300 shares of treasury stock (at cost)
Net loss                                                                                                        (12,129,663)
                                                               -----------   -----------       -----------      -----------

Balance at December 31, 2000                                     9,711,608        $9,712       $52,829,535      (43,269,277)
                                                               ===========   ===========       ===========      ===========



                                                                                  Total
                                                                  Treasury    shareholders'
                                                                   stock        equity
                                                                -----------   -----------
         (brought forward)                                       $ (142,790)  $12,370,720

Exercise of options and warrants                                                  327,282
Stock options and warrants issued for services                                     56,265
Ninth private placement ($15.00 cash per share)                                 1,000,005
Warrants issued in Ninth private placement                                         23,000
Tenth private placement ($6.75 cash per share)                                  8,421,071
Share issuance costs                                                             (641,500)
Purchase of 4,300 shares of treasury stock (at cost)                (34,855)      (34,855)
Net loss                                                                      (12,129,663)
                                                                -----------   -----------

Balance at December 31, 2000                                     $ (177,645)  $ 9,392,325
                                                                ===========   ===========

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                 March 12,
                                                                                                                   1991
                                                                         Year ended December 31,              (inception) to
                                                          ------------------------------------------------      December 31,
                                                               2000              1999              1998             2000
                                                          ------------      ------------      ------------     ------------
Cash flows from operating activities
   Net loss                                               $(12,129,663)     $(10,040,509)     $ (8,412,655)    $(43,269,277)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                           708,928           597,528           438,778        2,392,761
       Unrealized loss on marketable securities                                                                      11,404
       Realized loss on marketable securities                                                                         5,250
       Non-cash stock compensation and interest                 56,265            64,715         1,920,111        2,853,091
       Purchases of marketable securities                                         (6,298)      (17,540,589)     (19,075,122)
       Sales of marketable securities                                            771,956        18,358,964       19,130,920
       (Increase) decrease in assets
         Prepaid expenses                                                            588              (588)
         Other current assets                                  (87,177)             (625)            6,001          (88,876)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities             (186,243)          762,650           253,727        1,370,404
                                                          ------------      ------------      ------------     ------------

       Net cash used in operating activities               (11,637,890)       (7,849,995)       (4,976,251)     (36,669,445)
                                                          ------------      ------------      ------------     ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
       capital leases                                         (551,630)         (705,277)       (1,099,666)      (3,871,981)
   Payments for patent applications                            (90,363)         (124,917)          (79,056)        (731,549)
   Organization costs                                                                                               (10,238)
   Deposits                                                        578               787            22,517          (28,349)
   Purchases of marketable securities                                                                              (594,986)
   Sale of marketable securities                                                                                    522,532
                                                          ------------      ------------      ------------     ------------

       Net cash used in investing activities                  (641,415)         (829,407)       (1,156,205)      (4,714,571)
                                                          ------------      ------------      ------------     ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                                March 12,
                                                                                                                 1991
                                                                        Year ended December 31,              (inception) to
                                                         ------------------------------------------------      December 31,
                                                             2000              1999              1998             2000
                                                         ------------      ------------      ------------      ------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                                                                    $    515,500
    Proceeds from issuance of common stock               $  9,748,358      $ 12,419,181      $  5,700,393        53,527,522
    Share issuance expenses                                  (618,500)         (387,908)          (48,000)       (3,582,105)
    Purchase of treasury stock                                (34,855)          (75,518)          (67,272)         (177,645)
    Proceeds from issuance of loans payable                                      20,379           600,000         1,446,229
    Repayment of capital lease obligations                     (5,151)          (30,706)          (41,853)         (107,204)
    Repayment of loan payable                                (122,096)         (111,678)          (93,390)         (430,303)
    Repayment of notes payable                                                                                     (515,500)
                                                         ------------      ------------      ------------      ------------

       Net cash provided by financing activities            8,967,756        11,833,750         6,049,878        50,676,494
                                                         ------------      ------------      ------------      ------------

       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                        (3,311,549)        3,154,348           (82,578)        9,292,478

Cash and cash equivalents at beginning of period           12,604,027         9,449,679         9,532,257                --
                                                         ------------      ------------      ------------      ------------

Cash and cash equivalents at end of period               $  9,292,478      $ 12,604,027      $  9,449,679      $  9,292,478
                                                         ============      ============      ============      ============

Supplemental disclosures of cash flow information:
   Noncash financing activities
     Capital lease obligations                           $         --      $         --      $         --      $    118,903
     Deferred offering costs included in
       accrued professional fees                                   --                --                --           314,697
     Forgiveness of rent payable                                   --                --                --            40,740
        Share issuance expenses - warrants                     23,000           232,000                --           255,000

   Cash paid for interest                                      90,565           100,418           153,677           407,336
   Cash paid for income taxes                                  41,286            53,671            38,442           155,048

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

      Initial Public Offering

      On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $10, of which 1,083,780 were exercised and the balance was not exercised and has expired as of December 31, 1998, and one Class B warrant to purchase one share of common stock at $15, of which 11,400 were exercised and the balance was not exercised and has expired as of December 31, 2000.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE A (continued)

      The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Research and Development Costs

            The Company is in the business of research and development and therefore, all research and development costs, including payments related to products under development and research consulting agreements and personnel costs, are expensed when incurred.

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

      3.    Patent Application Costs

            Patent application costs relate to the Company's U.S. patent application and application fees in foreign jurisdictions and consist of legal fees and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining FDA approval for use on the underlying technology as a medical device.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE B (continued)

      4.    Foreign Currency Translation

            The Company conducts some of its research and development at its laboratory in Sydney, Australia. However, because all Australian expenditures are funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are remeasured into the functional currency using current exchange rates and non-current assets and liabilities are remeasured using historical exchange rates. Expense accounts are remeasured using the average rate in effect for the year. Gains and losses arising from the remeasurement of foreign currency are included in the results of operations for all periods presented.

      5.    Use of Estimates

            In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      7.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The fair value of cash and cash equivalents approximates the recorded amount because of the short-term maturity of such instruments. Cash and cash equivalents includes approximately $25,000 and $9,900, at December 31, 2000 and 1999, respectively of bank balances denominated in Australian dollars.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE B (continued)

      8.    Net Loss Per Share

            Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

            Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock.

            Options and warrants to purchase shares of common stock were not included in the computation of diluted net loss per share in each of the years presented because to do so would have been antidilutive for the periods presented. (See Notes G and H.)

         The amount of options and warrants excluded are as follows:

                                       Years ended December 31,
                                       ------------------------
                                      2000        1999        1998
                                   ---------   ---------     -------
            Warrants                 609,773     764,091     678,609
                                   =========   =========     =======

            Stock options          1,524,106   1,122,500     944,500
                                   =========   =========     =======

      9.    Impairment of Long-Lived Assets

            The Company reviews long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 2000.

      10.   New Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a material impact on its financial statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE C - CONCENTRATION OF CREDIT RISK

      The Company maintains cash and cash equivalent balances at four financial institutions located in New York City. The accounts are insured by the Securities Investors Protection Corporation up to $500,000 and the FDIC up to $100,000. Uninsured balances aggregate to approximately $8,681,000 and $11,458,000 at December 31, 2000 and 1999, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE D - PATENTS

      Patent application costs are stated at cost less amortization computed by the straight-line method principally over 14 years. The Company's U.S. patent was issued in 1994 and expires in 2011.

      There can be no assurance that any patent will provide commercial benefits to the Company.

NOTE E - CAPITAL LEASE OBLIGATION

      The Company had entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 12.22% to 15.48%. The agreements ended during the year ended December 31, 2000.

      As of December 31, 2000 and 1999, the Company has recorded $118,903 in equipment purchased under capital leases and $118,903 and $113,856 in accumulated amortization, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

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

      Minimum payments to be made under the terms of the loans are as follows:

            Year ending December 31,
            2001                                          $  212,503
            2002                                             212,503
            2003                                             212,503
            2004                                             212,503
            2005                                             212,503
            2006 and thereafter                              283,676
                                                          ----------

                                                           1,346,191
            Less amount representing interest                301,333
                                                          ----------

            Net present value of future loan payments     $1,044,858
                                                          ==========

            Current portion                               $  132,369
            Noncurrent portion                               912,489
                                                          ----------

                                                          $1,044,858
                                                          ==========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE G - EQUITY TRANSACTIONS

      Each share of the Company's common stock is entitled to one vote.

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

                           December 31, 2000 and 1999

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

                           December 31, 2000 and 1999

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE G (continued)

      On January 20, 1996, the Company granted "lock-up warrants" entitling shareholders to purchase an aggregate of 389,045 shares of the Company's common stock at a price of $1.00 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 33,885 shares of common stock at the $1.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of the Company's common stock purchased at prices of $9.00 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 21,210 shares of common stock at the $1.00 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 96,077 shares of common stock at the $1.00 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 14,103 shares of common stock at the $1.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

                           December 31, 2000 and 1999

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

                           December 31, 2000 and 1999

NOTE G (continued)

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

      In March 2000, the Company completed a private placement of 66,667 shares of its common stock to one fund from which it received proceeds of approximately $1,000,000. In addition, the Company paid a placement agent who introduced the Company to the fund a fee of approximately $43,400 and granted such placement agent a five year warrant to purchase 2,667 shares of the Company's common stock at an exercise price of $15.00 per share. The value assigned to the warrant was $23,000, which was reflected as share issuance costs. Other share issuance costs amounted to $3,200.

      In September 2000, the Company completed a private placement of 1,247,566 shares of its common stock to ten investors from which it received approximately $8,421,000. In addition, the Company paid the placement agent who introduced the Company to the investors a fee of approximately $525,400. Other share issuance costs amounted to approximately $46,500.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE G (continued)

      The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2000 (excluding the Class A and B warrants which were issued during the IPO):

                                                                    Price range              Shares
                                                                    -----------              ------
       March 12, 1991 (inception) to December 31, 1991
           Granted                                                     $ 9.425                   7,360
                                                                                              --------

       Balance, December 31, 1991                                        9.425                   7,360
           Granted                                                       9.425                  55,080
                                                                                              --------

       Balance, December 31, 1992                                        9.425                  62,440
           Granted                                                 9.425 - 12.00                48,230
                                                                                              --------

       Balance, December 31, 1993                                  9.425 - 12.00               110,670
           Granted                                                      12.00                   10,000
                                                                                              --------

       Balance, December 31, 1994                                  9.425 - 12.00               120,670
           Granted                                                      10.00                    4,000
           Expired                                                       9.425                  (2,680)
                                                                                              --------

       Balance, December 31, 1995                                  9.425 - 12.00               121,990
           Granted                                                  1.00 - 10.00               511,606
           Exercised                                                     1.00                  (33,885)
           Expired                                                      12.00                   (2,450)
                                                                                              --------

       Balance, December 31, 1996                                   1.00 - 12.00               597,261
           Granted                                                 12.00 - 14.25               330,625
           Expired                                                      12.00                  (10,000)
                                                                                              --------

       Balance, December 31, 1997                                   1.00 - 14.25               917,886
           Granted                                                 12.00 - 14.00                75,000
           Exercised                                                1.00 - 12.00              (205,852)
           Expired                                                     12.00                  (108,425)
                                                                                              --------

       Balance, December 31, 1998 (carried forward)                 1.00 - 14.25               678,609

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE G (continued)

                                                                      Price range              Shares
                                                                      -----------              ------
       Balance, December 31, 1998 (brought forward)                  $ 1.00 - 14.25              678,609
            Granted                                                  12.50 - 14.50               116,745
            Exercised                                                     1.00                   (14,103)
            Expired                                                   6.00 - 9.425               (17,160)
                                                                                                --------

       Balance, December 31, 1999                                     1.00 - 14.25               764,091

            Granted                                                      15.00                     2,667
            Exercised                                                    12.00                    (2,000)
            Expired                                                   1.00 -10.00               (154,985)
                                                                                                --------

       Balance, December 31, 2000                                    $ 7.70 - 15.00              609,773

The following table summarizes warrant data as of December 31, 2000:

                                                Weighted
                                                 average          Weighted                          Weighted
                                                remaining          average                           average
           Range of             Number         contractual        exercise          Number          exercise
      exercise prices         outstanding         life              price         exercisable         price
      ---------------         -----------         ----              -----         -----------         -----
      $7.70 to $10.50          148,976         1.44 years          $8.58            148,976           $8.58
      $12.00 to $12.50         383,218         1.55 years         $12.05            383,218          $12.05
      $14.00 to $15.00          77,579         1.96 years         $14.32             77,579          $14.32

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE H - STOCK OPTIONS AND WARRANTS

      In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, nonemployee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant. The options generally vest ratably over a four year period and expire after seven years.

      In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 350,000 to 1,550,000 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to the Company's Amended and Restated 1996 Stock Option Plan increasing the number of shares of the Company's common stock for which options have been or could be granted under the Plan from 1,550,000 to 3,000,000 shares. The following table summarizes the stock option activity through December 31, 2000:

                                                                               Weighted average
                                                               Number           exercise price
                                                               ------           --------------
      Granted - adoption of stock option plan                  156,000           $     7.08
                                                             ---------

      Balance, December 31, 1996                               156,000                 7.08

      Granted                                                  123,000                11.94
      Forfeited, expired                                        (3,000)                6.63
                                                             ---------

      Balance, December 31, 1997                               276,000                 9.25

      Granted                                                  689,750                12.10
      Exercised                                                 (6,750)                7.42
      Forfeited, expired                                       (14,500)               11.19
                                                             ---------

      Balance, December 31, 1998                               944,500                11.17
                                                               399,000                10.87
      Granted                                                 (221,000)               14.93
                                                             ---------
      Forfeited, expired

      Balance, December 31, 1999 (carried forward)           1,122,500                10.33

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE H (continued)

       Balance, December 31, 1999 (brought forward)      1,122,500               $10.33

       Granted                                             449,956                 7.96
       Exercised                                            (3,500)                7.00
       Forfeited, expired                                  (44,850)                8.27

       Balance, December 31, 2000                        1,524,106               $12.30
                                                         =========

      The following data has been provided for exercisable options:

                                                                          December 31,
                                                                          ------------
                                                         2000                 1999                 1998
                                                     -----------          -----------          -----------
            Number of options                          1,237,706              947,950              793,700
            Weighted average exercise price               $12.02               $10.74               $11.19
            Weighted remaining contractual life       3.95 years           4.18 years            4.7 years

      The exercise price for all stock options awarded has been determined by the Board of Directors of the Company.

      The weighted average fair value at the date of grant for options granted during the year ended December 31, 2000 was $4.37.

      The following table summarizes option data as of December 31, 2000:

                                                             Weighted
                                                              average          Weighted                          Weighted
                                                             remaining          average                           average
           Range of                          Number         contractual        exercise          Number          exercise
      exercise prices                      outstanding         life              price         exercisable         price
      ---------------                      -----------      ------------       -------         -----------       ---------
      $5.75 to $7.50                        547,800          5.6 years          $6.42            340,100           $6.40
      $8.00 to $10.44                       362,806          5.1 years           9.57            289,606            9.55
      $10.50 to $14.25                      597,500          2.7 years          12.46            593,000           12.47
      $14.25 to $21.38                       16,000          2.4 years          20.75             15,000           19.66
                                          ---------                                            ---------
                                          1,524,106                            $12.30          1,237,706          $12.02
                                          =========                            ======          =========          ======

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE H (continued)

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

      The Company recognized approximately $1,696,000 of compensation expense for options and warrants issued to officers and directors of the Company in 1998. Such options and warrants were accounted for as variable option grants. Such options and warrants had vested prematurely in December 1998, upon the exercise of warrants owned by a director of the Company, in accordance with the terms of certain compensation provisions provided for and approved by the Company's Board of Directors.

      The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to nonemployees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during the years ended December 31,2000, 1999 and 1998. The following assumptions were made in estimating fair value.

                                                 Year ended December 31,
                                                 -----------------------
                                              2000         1999         1998
                                            -------       -------      -------
            Risk-free interest rate         4.5%            5%           5%
            Expected option life            7 years         3 years      3 years
            Expected volatility             65%             65%          65%

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE H (continued)

      Had compensation cost been determined under SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998, net loss and loss per share would have been increased as follows:

                                                               Year ended December 31,
                                                               -----------------------
                                              2000                     1999                     1998
                                          ------------             ------------             ------------
            Net loss
                As reported               $(12,129,663)            $(10,040,509)            $ (8,412,655)
                Pro forma                 $(13,948,132)            $(11,149,970)            $(11,609,531)

            Net loss per share
                As reported               $      (1.37)            $      (1.51)            $      (1.43)
                Pro forma                 $      (1.58)            $      (1.68)            $      (1.97)

      In addition, the Company recognized approximately $56,000, $65,000 and $160,000 in consulting expenses in 2000, 1999 and 1998, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.

NOTE I - COMMITMENTS AND CONTINGENCIES

      Agreement With Dr. Eisenberg

      Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 1999 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 2000, 1999 and 1998, Dr. Eisenberg earned approximately $73,000 for consulting services and approximately $688,000 for the period from inception to December31, 2000, which is included in research and development expense. Included in accrued professional fees at December 31, 2000 and 1999 are $21,411 and $37,494, respectively, representing unpaid consulting fees to Dr. Eisenberg.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE I (continued)

      Supply Agreements

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

      Research Agreement

      In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of the Company's Composite Cultured Skin. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company contributed $40,000 of the $100,000 cost of such research in 1998, $45,000 in 1999 and the final $15,000 in 2000.

      Occupancy Arrangements

      The Company leases approximately 5,000 square feet of space in Sydney, Australia, on a month-to-month basis, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce the Composite Cultured Skin used in the operations conducted in Australia. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US $26,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from nonrelated third parties.

      During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

      Total rent expense under the lease for the years ended December 31, 2000, 1999 and 1998, was approximately $30,000, $33,000 and $32,000, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE I (continued)

      In March 1996, the Company entered into a five-year lease with Columbia University for the Company's new laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the new laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant expiring March 2001 to purchase 5,000 shares of common stock at an exercise price of $10 per share. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. During 2000, the Company extended the two leases for another year and entered into a new lease for additional space in the building. The Company utilizes its laboratory facilities to produce its Composite Cultured Skin for use in the remaining FDA-approved human clinical trials and for further research to develop the Company's proprietary technology for treatment of other wounds.

      The Company conducts a major portion of its operations at a leased facility in New York, New York. The lease term for the original lease is five years, expiring in June 2001 and one year for the additional three leases. The minimum rental payments due over the term of the leases at December 31, 2000 are as follows:

                        Year ending December 31,
                             2001                             $304,108
                                                              ========

      Total rent expense under the lease for the years ended December 31, 2000, 1999 and 1998 was approximately $505,100, $454,700 and $241,800, respectively.

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

                           December 31, 2000 and 1999

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

                           December 31, 2000 and 1999

NOTE K - INCOME TAXES

      The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under
      Section 195(b) of the Internal Revenue Code, when the Company commences operations.

      At December 31, 2000, the Company had net operating loss carryforwards of approximately $10,699,000 for Federal and New York State income tax purposes expiring through 2020. Due to the merger of skin group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code Section 382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

      For financial statement purposes, a valuation allowance of approximately $18,206,000 and $12,760,000 at December 31, 2000 and 1999, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

      Components of the Company's deferred tax asset are as follows:

                                                              December 31,
                                                -----------------------------------
                                                     2000                   1999
                                                ------------           ------------
      Net operating loss carryforwards          $  4,922,000           $  3,295,000
      Deferral of start-up costs                  13,284,000              9,465,000
                                                ------------           ------------

                                                  18,206,000             12,760,000

      Valuation allowance                        (18,206,000)           (12,760,000)
                                                ------------           ------------

      Net deferred tax asset                    $         --           $         --
                                                ============           ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE K (continued)

      The following reconciles the income taxes computed at the Federal Statutory rate to the amounts recorded in the Company's statement of operations:

                                                            Year ended December 31,                      Cumulative from
                                            ---------------------------------------------------     March 12, 1991 (inception)
                                                 2000                1999              1998            to December 31, 2000
                                            ------------        ------------      ------------     --------------------------
            Income tax benefit at the
             Statutory rate                 $ (4,124,000)       $ (3,414,000)     $ (2,860,000)          $(14,712,000)
            State and local income
             taxes, net of Federal
             benefit                            (961,000)           (795,000)         (666,000)            (3,494,000)
            Effect of valuation
             allowance                         5,085,000           4,209,000         3,526,000             18,206,000
                                            ------------        ------------      ------------           ------------

                Total                       $         --        $         --      $         --           $         --
                                            ============        ============      ============           ============

      The Company's net operating loss tax carryforwards expire as follows:

            December 31, 2006          $    76,000
            December 31, 2007              233,000
            December 31, 2008              511,000
            December 31, 2009              597,000
            December 31, 2010              440,000
            December 31, 2011              677,000
            December 31, 2012              839,000
            December 31, 2018            1,189,000
            December 31, 2019            2,602,000
            December 31, 2020            3,535,000
                                       -----------

                                       $10,699,000
                                       ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE L - OPERATIONS IN OTHER GEOGRAPHIC AREAS

      Long-lived assets which consists of fixed assets and patents are as follows as of December 31, 2000 and 1999

                                       2000                1999
                                   ----------          ----------
            United States          $2,246,423          $2,325,036

            Australia                  61,649              49,971
                                   ----------          ----------

                                   $2,308,072          $2,375,007
                                   ==========          ==========

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2000 and 1999

NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial for the years ended December 31, 2000 and 1999, is as follows:

                                             Quarter Ended
                                             -------------

                                 March 31,                     June 30,
                        --------------------------    --------------------------
                            2000           1999           2000           1999
                        -----------    -----------    -----------    -----------
Total revenue           $   164,467    $   111,894    $   139,328    $   106,198

Net loss                $(2,650,531)   $(2,248,479)   $(2,811,949)   $(2,453,741)

Net loss per share
    Basic and diluted   $      (.32)   $      (.36)   $      (.33)   $      (.37)

                                             Quarter Ended
                                             -------------

                                September 30,                  December 31,
                         --------------------------    --------------------------
                             2000           1999           2000           1999
                         -----------    -----------    -----------    -----------
Total revenue            $   103,810    $    90,981    $   179,018    $    59,638

Net loss                 $(3,408,097)   $(2,812,363)   $(3,259,086)   $(2,525,926)

Net loss per share
    Basic and diluted    $      (.38)   $      (.43)   $      (.34)   $      (.35)

                               EXHIBIT INDEX

Exhibit No.   Description

3.1 Agreement of Merger of the Skin Group, Ltd. and the Company dated July 9, 1992 (1)

3.2         Original Certificate of Incorporation (1)

3.3         By-Laws (1)

4.1         Form of Certificate evidencing shares of Common Stock (1)

10.1 Agreement for Consulting Services dated as of June 7, 1991 by and between the Company and Dr. Mark Eisenberg (1)

23          Consent of Grant Thornton LLP (2)
----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2)   Filed herewith.