Form 10-Q
period 2001-03-31
ORTEC INTERNATIONAL INC
filed 2001-05-15
CIK 889992

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
            MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
            PERIOD FROM  ________________ TO _________________


                         Commission file number 0-27368


                            ORTEC INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)


            Delaware                            11-3068704
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

          3960 Broadway                           10032
       New York, New York                       (Zip Code)
(Address of principal executive offices)


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

The number of shares outstanding of the issuer's common stock is 9,691,608 (as of May 11, 2001)

===============================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 2001

                               ITEMS IN FORM 10-Q


                                                                                      Page
                                                                                      ----
Facing page

Part I
             Item 1.     Financial Statements.                                        1
             Item 2.     Management's Discussion and Analysis of                      13
                         Financial Condition and Results of Operation
             Item 3.     Quantitative and Qualitative Disclosures About              None
                         Market Risk.
Part II
             Item 1.     Legal Proceedings and Claims.                               None
             Item 2.     Changes in Securities and Use                                16
                         of Proceeds.
             Item 3.     Default Upon Senior Securities.                             None
             Item 4.     Submission of Matters to                                    None
                         a Vote of Security Holders.
             Item 5.     Other Information.                                          None
             Item 6.     Exhibits and Reports on Form 8-K.                            17

Signatures                                                                            17


Item 1.  FINANCIAL STATEMENTS

                                        ORTEC INTERNATIONAL, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                              BALANCE SHEETS

                                                         MARCH 31,              DECEMBER 31,
                                                           2001                   2000*
                                                           ----                   -----
                                                       (Unaudited)
                                            ASSETS
Current assets:
  Cash and cash equivalents                              $5,727,719            $ 9,292,478
  Other current assets                                       91,957                 88,878
                                                         ----------            -----------
Total current assets                                      5,819,676              9,381,356
                                                         ----------            -----------
Property and equipment, at cost:
  Laboratory equipment                                    1,929,435              1,768,872
  Office furniture and equipment                            894,375                857,031
  Leasehold improvements                                  1,337,265              1,333,144
                                                         ----------            -----------
                                                          4,161,075              3,959,047
  Accumulated depreciation and
    amortization                                          2,383,565              2,223,064
                                                         ----------            -----------
Property and equipment -- net                             1,777,510              1,735,983
                                                         ----------            -----------
Other assets:
  Patent application costs, net of
    accumulated amortization of $172,600 at
    March 31, 2001 and $159,460 at
    December 31, 2000                                       567,628                572,089
  Deferred offering costs                                    44,900                   --
  Deposits and other assets                                  29,152                 30,332
                                                         ----------            -----------
Total other assets                                          641,680                602,421
                                                         ----------            -----------

Total Assets                                             $8,238,866            $11,719,760
                                                         ==========            ===========

* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2001               2000*
                                                                   ----               -----
                                                               (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                                           $  1,327,649              $  1,282,577
  Loans payable -- current                                     135,069                   132,369
                                                           -----------               -----------
Total current liabilities                                    1,462,718                 1,414,946
                                                           -----------               -----------
Long-term liabilities:
  Loans payable -- noncurrent                                  877,691                   912,489
                                                           -----------               -----------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
    authorized 25,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding at March 31, 2001
    and December 31, 2000                                        9,712                     9,712
  Additional paid-in capital                                52,830,140                52,829,535
  Deficit accumulated during the
    development stage                                      (46,763,750)              (43,269,277)
  Treasury stock, at cost (20,000 shares at
    March 31, 2001 and December 31, 2000)                     (177,645)                 (177,645)
                                                           -----------               -----------
Total shareholders' equity                                   5,898,457                 9,392,325
                                                           -----------               -----------
Total Liabilities and
  Shareholders' Equity                                     $ 8,238,866               $11,719,760
                                                           ===========               ===========



* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               Cumulative from
                                                     Quarter ended March 31,                    March 12, 1991
                                                 ----------------------------                  (inception) to
                                                 2001                     2000                  March 31, 2001
                                                 ----                     ----                  --------------
Revenue
  Interest income                            $    113,500             $   164,467             $  2,171,200
                                             ------------             -----------             ------------
Expenses
  Research and development                      1,255,347                 841,271               15,020,701
  Rent                                            143,874                 119,152                1,734,171
  Consulting                                      135,358                 212,786                3,948,720
  Personnel                                     1,496,152               1,088,572               17,839,882
  General and administrative                      556,427                 529,777                9,887,225
  Interest and other expense                       20,815                  23,440                  504,251
                                             ------------             -----------             ------------
                                                3,607,973               2,814,998               48,934,950
                                             ------------             -----------             ------------
Net loss                                     $ (3,494,473)            $(2,650,531)            $(46,763,750)
                                             ============             ===========             ============

Net loss per share
  Basic and diluted                             $(.36)                   $(.32)                  $(10.89)
                                                =====                    =====                   =======
Weighted average shares outstanding
  Basic and diluted                             9,691,608               8,390,231                4,294,982
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

                                             ORTEC INTERNATIONAL, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                    STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (Unaudited)

                                             Common Stock
                                                                     Additional     Deficit accumulated
                                                        Paid-in       Paid-in     in the the development   Treasury
                                        Shares          Amount        Capital            stage              Stock      Total
                                        ------          ------        -------            -----              -----      -----
Issuance of stock:
  Founders                            1,553,820        $ 1,554      $    (684)                                       $     870
  First private placement               217,440            217         64,783                                           65,000
  The Director                          149,020            149        249,851                                          250,000
  Second private placement               53,020             53        499,947                                          500,000
  Share issuance expenses                                             (21,118)                                         (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                                 $  (281,644)                      (281,644)
                                      ---------          -----        -------       ------------                     ----------
Balance - December 31, 1991           1,973,300          1,973        792,779          (281,644)                       513,108

Issuance of stock:
  Second private placement               49,320             49        465,424                                          465,473
  Stock purchase agreement with
    The Director                         31,820             32        299,966                                          299,998
  Share issuance expenses                                             (35,477)                                         (35,477)
Net loss for the year ended
  December 31, 1992                                                                    (785,941)                      (785,941)
                                      ---------        -------     ----------       ------------                     ----------
Balance - December 31, 1992           2,054,440        $ 2,054     $1,522,692       $(1,067,585)                     $ 457,161
                                      =========        =======     ==========       ============                     ==========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                            Common Stock              Additional    Deficit accumulated
                                                         Paid-in       Paid-in     in the the development   Treasury
                                       Shares            Amount        Capital             stage              Stock      Total
                                       ------            ------        -------             -----              -----      -----


  (brought forward)                   2,054,440         $2,054     $1,522,692             $(1,067,585)               $   457,161
Issuance of stock:
  Third private placement               132,150            132      1,321,368                                          1,321,500
  Stock purchase agreement with
    Home Insurance Company              111,111            111        999,888                                            999,999
  Stock purchase agreement with
    The Director                         21,220             21        199,979                                            200,000
  Shares issued in exchange
    for commissions earned                  600              1          5,999                                              6,000
  Share issuance expenses                                            (230,207)
                                                                                                                        (230,207)
Net loss for the year ended
  December 31, 1993                                                                        (1,445,624)                (1,445,624)
                                      ---------         ------    -----------             -----------                 ----------
Balance - December 31, 1993           2,319,521          2,319      3,819,719              (2,513,209)                 1,308,829

Issuance of stock:
  Fourth private placement               39,451             40        397,672                                            397,712
  Stock purchase agreement with
    Home Insurance Company               50,000             50        499,950                                            500,000
  Share issuance expenses                                              (8,697)                                            (8,697)
Net loss for the year ended
  December 31, 1994                                                                        (1,675,087)                (1,675,087)
                                      ---------         ------    -----------             -----------                -----------
Balance - December 31, 1994           2,408,972         $2,409    $ 4,708,644             $(4,188,296)               $   522,757
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                          Common Stock                Additional    Deficit accumulated
                                                         Paid-in       Paid-in     in the the development   Treasury
                                      Shares             Amount        Capital             stage              Stock      Total
                                      ------             ------        -------             -----              -----      -----
  (brought forward)                  2,408,972         $2,409          $4,708,644       $(4,188,296)                 $   522,757

Rent forgiveness                                                           40,740                                         40,740
Net loss for the year ended
  December 31, 1995                                                                      (1,022,723)                  (1,022,723)
                                     ---------         ------         -----------       -----------                  -----------
Balance - December 31, 1995          2,408,972          2,409           4,749,384        (5,211,019)                    (459,226)

Issuance of stock:
  Initial public offering            1,200,000          1,200           5,998,800                                      6,000,000
  Exercise of warrants                  33,885             34              33,851                                         33,885
  Fifth private placement              959,106            959           6,219,838                                      6,220,797
  Share issuance expenses                                              (1,580,690)                                    (1,580,690)
  Non-cash stock compensation
    and interest                                                          152,000                                        152,000
Net loss for the year ended
  December 31, 1996                                                                      (2,649,768)                  (2,649,768)
                                     ---------         ------         -----------       -----------                  ------------
Balance - December 31, 1996          4,601,963         $4,602         $15,573,183       $(7,860,787)                 $ 7,716,998
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

                                                 ORTEC INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (Unaudited)

                                        Common Stock            Additional      Deficit accumulated
                                                                 Paid-in         in the development     Treasury
                                     Shares         Amount       Capital               stage              Stock          Total
                                     -----           -----        -----                 -----              -----         -----
  (brought forward)                4,601,963        $4,602     $ 15,573,183        $(7,860,787)                       $ 7,716,998

Exercise of warrants               1,158,771         1,159       10,821,632                                            10,822,791
Share issuance costs                                               (657,508)                                             (657,508)
Stock options and warrants
  issued for services                                               660,000                                               660,000
Net loss for the year ended
  December 31, 1997                                                                 (4,825,663)                        (4,825,663)
                                  ----------      -----------  -------------       -------------                      ------------
Balance - December 31, 1997        5,760,734         5,761       26,397,307        (12,686,450)                        13,716,618

Exercise of warrants                 221,486           221        1,281,736                                             1,281,957
Stock options and warrants
  issued for services                                             1,920,111                                             1,920,111

Sixth private placement              200,000           200        1,788,498                                             1,788,698
Warrants issued in Sixth
  private placement                                                 211,302                                               211,302

Share issuance costs                                                (48,000)                                              (48,000)
Purchase of treasury stock
  (at cost)                                                                                              $ (67,272)       (67,272)
Net loss for the year ended
  December 31, 1998                                                                  (8,412,655)                       (8,412,655)
                                  ----------      -----------  -------------       -------------         ----------   ------------

Balance - December 31, 1998        6,182,220        $6,182     $ 31,550,954        $(21,099,105)         $ (67,272)   $10,390,759
                                  ==========      ===========  =============       =============         ==========   ============


             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock            Additional      Deficit accumulated
                                                                 Paid-in         in the development     Treasury
                                     Shares         Amount       Capital               stage              Stock          Total
                                     -----           -----        -----                 -----              -----         -----
(brought forward)                 6,182,220         $6,182    $ 31,550,954         $(21,099,105)         $(67,272)    $10,390,759

Exercise of warrants                 14,103             14          14,089                                                 14,103
Stock options issued for
  services                                                          64,715                                                 64,715
Seventh private placement           389,156            389       3,168,396                                              3,168,785
Warrants issued in Seventh
  private placement                                                468,291                                                468,291
Eighth private placement          1,636,364          1,637       8,998,365                                              9,000,002
Share issuance costs                                              (619,908)                                              (619,908)
Purchase of treasury stock
  (at cost)                                                                                               (75,518)        (75,518)
Net loss for the year ended
  December 31, 1999                                                                 (10,040,509)                      (10,040,509)
                                  ----------      -----------  -------------       -------------        -----------   ------------
Balance - December 31, 1999       8,221,843         $8,222     $43,644,902         $(31,139,614)        $(142,790)    $12,370,720
                                  ==========      ===========  =============       =============        ===========   ============


             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Deficit
                                                                                   accumulated
                                                                      Additional      in the
                                              Common Stock             Paid-in     development     Treasury
                                         Shares           Amount       Capital         stage         Stock         Total
                                         ------           ------       -------         -----         -----         -----
(brought forward)                      8,221,843          $8,222     $43,644,902   $(31,139,614)   $(142,790)   $12,370,720

Exercise of options and warrants         175,532             175         327,107                                    327,282
Stock options and warrants issued
  for services                                                            56,265                                     56,265
Ninth private placement                   66,667              67         999,938                                  1,000,005
Warrants issued in Ninth
  private placement                                                       23,000                                     23,000
Tenth private placement                1,247,566           1,248       8,419,823                                  8,421,071
Share issuance costs                                                    (641,500)                                  (641,500)
Purchase of treasury stock
  (at cost)                                                                                          (34,855)       (34,855)
Net loss for the year ended
  December 31, 2000                                                                 (12,129,663)                (12,129,663)
                                       ---------          ------     -----------   ------------    ---------    -----------
Balance -- December 31, 2000           9,711,608           9,712      52,829,535    (43,269,277)    (177,645)     9,392,325

Stock options issued for services                                            605                                        605
Net loss for the three months
  ended March 31, 2001                                                               (3,494,473)                 (3,494,473)
                                       ---------          ------     -----------   ------------    ---------    -----------
Balance -- March 31, 2001              9,711,608          $9,712     $52,830,140   $(46,763,750)   $(177,645)   $ 5,898,457
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                             Quarter ended March 31,       Cumulative from
                                             ------------------------       March 12, 1991
                                                                            (inception) to
                                               2001            2000         March 31, 2001
                                               ----            ----         --------------
Cash flows from operating activities:

  Net loss                                  $(3,494,473)    $(2,650,531)   $(46,763,750)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:

      Depreciation and amortization             173,641         167,729       2,566,402
      Unrealized loss on marketable
         securities                                                              11,404
      Realized loss on marketable
        securities                                                                5,250
      Non-cash stock compensation and
        interest                                    605                       2,853,696
      Purchases of marketable securities                                    (19,075,122)
      Sales of marketable securities                                         19,130,920
      Changes in operating assets and
        liabilities
         Other current assets                    (3,079)            130         (91,955)
         Accounts payable and accrued
            liabilities                             172        (594,714)      1,370,576
                                            -----------     -----------    ------------
Net cash used in operating activities        (3,323,134)     (3,077,386)    (39,992,579)
                                            -----------     -----------    ------------
Cash flows from investing activities:

  Purchases of property and equipment,
    excluding capital leases                   (202,028)        (96,443)     (4,074,009)
  Payments for patent application                (8,679)        (28,672)       (740,228)
  Organization costs                                                            (10,238)
  Deposits                                        1,180         (23,060)        (27,169)
  Purchases of marketable securities                                           (594,986)
  Sale of marketable securities                                                 522,532
                                            -----------     -----------    ------------

Net cash used in investing activities          (209,527)       (148,175)     (4,924,098)
                                            -----------     -----------    ------------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative from
                                           Quarter ended March 31,      March 12, 1991
                                         ----------------------------    (inception) to
                                             2001            2000        March 31, 2001
                                             ----           -----       ---------------
Cash flows from financing activities:

  Proceeds from issuance of
    notes payable                                                         $   515,500
  Repayment of notes payable                                                 (515,500)
  Proceeds from issuance of
    common stock                                         $  1,327,287      53,527,522
  Share issuance expenses                                     (43,369)     (3,582,105)
  Purchase of treasury stock                                                 (177,645)
  Proceeds from issuance of
    loans payable                                                           1,446,229
  Repayment of loans payable             $    (32,098)        (29,607)       (462,401)
  Repayment of capital lease
    obligations                                                (4,006)       (107,204)
                                         ------------    ------------     -----------

Net cash provided (used) by
  financing activities                        (32,098)      1,250,305      50,644,396
                                         ------------    ------------     -----------

Net increase (decrease) in cash
  and cash equivalents                     (3,564,759)     (1,975,256)      5,727,719

Cash and cash equivalents at
  beginning of period                       9,292,478      12,604,027
                                         ------------    ------------     -----------

Cash and cash equivalents at
  end of period                          $  5,727,719    $ 10,628,771     $ 5,727,719
                                         ============    ============     ===========
Supplemental disclosure of
  cash flow information:
    Non-cash financing activities
       Share issuance
         expenses -- warrants                            $     23,000     $   255,000
                                                         ============     ===========
       Deferred offering costs included
         in accounts payable and
         accrued liabilities             $     44,900                     $    44,900
                                         ============                     ===========


See notes to condensed unaudited financial statements

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2001 and 2000


NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of March 31, 2001, and the condensed statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 2001 and 2000 and for the period from March 12, 1991 (inception) to March 31, 2001, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations and cash flows for the quarters ending March 31, 2001, and March 30, 2000, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000, annual report on Form 10- K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001, is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - NET LOSS PER SHARE

         As of March 31, 2001, an aggregate of 2,229,779 outstanding warrants and options were excluded from the weighted average share calculations as the effect was antidilutive. As of March 31, 2000, an aggregate of 3,024,373 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.


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

General

         Since Ortec's inception we have been principally engaged in the research and development of our skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, indeterminate depth burns and autograft donor site wounds. We have not had any revenues from operations since Ortec's inception in 1991 because we cannot make any sales of our product until we receive approval from the FDA to do so. We have incurred a cumulative net loss of approximately $46.8 million as of

March 31, 2001. We expect to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

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

Results of Operations

Three Months Ended March 31, 2001, and March 31, 2000.

         Revenues. We have had no revenues from operations other than interest income from our inception in 1991 to date. Interest income declined by approximately $51,000 from approximately $164,500 in the 2000 quarter to approximately $113,500 in the 2001 quarter, because of smaller average cash and marketable securities balances in the 2001 period.

         Expenses. Our expenses increased by approximately $793,000 in the 2001 quarter from approximately $2.8 million in the 2000 quarter. Such increased expenses consist primarily of an approximately $408,000 increase in the cost of personnel required by our clinical trial programs, our other research and development activities and for corporate administrative personnel, and an increase of approximately $414,000 for other research and development costs, most of which were costs incurred in connection with the conduct of our clinical trials. In the 2001 quarter compared to the 2000 quarter there was a modest increase in expenses for rent ($25,000) and general and administrative expenses ($26,650) offset by a decrease of approximately $77,500 in consulting expenses.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through March 31, 2001, Ortec had accumulated a deficit of approximately $46.8 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to March 31, 2001, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million.

         For the three months ended March 31, 2001, we used net cash for operating activities of approximately $3.3 million. Cash used in operating activities resulted primarily from our net loss of $3.5 offset by non cash depreciation and amortization.

         We invested approximately $211,000 in property, plant, equipment and patent application costs and deposits during the three months ended March 31, 2001. We did not receive any cash from the sale of our common stock or any other financing activities in the first quarter of 2001.

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

         We are likely to require substantial funding to continue our research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. We have raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable term, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. We believe we can reduce our current rate of spending without significantly delaying the clinical trials we are now conducting, delaying our filing applications with the FDA for approval to commercially market our Composite Cultured Skin for treating the medical condition for which that clinical trial was conducted, or taking other steps necessary to secure such FDA approval. With such reductions in spending our cash and cash equivalents on hand at March 31, 2001, (approximately $5.7 million) will enable us to continue our operations until at least the end of December 2001. With further reductions in personnel and other expenses our cash and cash equivalents on hand at March 31, 2001, will enable us to continue operations to March 31, 2002. Such additional reductions in spending will result in significant delays in our venous stasis and diabetic foot ulcers clinical trials. In those circumstances we will concentrate our efforts in securing FDA approval for sale of our Composite Cultured Skin for the treatment of donor site wounds and for marketing our product for treatment of donor site wounds. If additional funding is not available to us when needed, we may not be able to continue operations for any significant length of time after March 31, 2002.


                                     PART II


Item 2.  Changes in Securities

                  (c)  Recent Sales of Unregistered Securities.

         During the first quarter of 2001 we granted five employees, two of our non employee directors and one consultant seven year options under our Employee Stock Option Plan, to purchase an aggregate of 144,000 shares of our common stock, at exercise prices of $7.00, $7.06 and $8.75 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit No.       Description
    ----------        -----------
        3.1           Agreement of Merger of the Skin Group, Ltd. and the
                      Company dated July 9, 1992 (1)
        3.2           Original Certificate of Incorporation (1)
        3.3           By-Laws (1)

----------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K in the first quarter of 2001.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.


Date: May 14, 2001                      By:      /s/ Steven Katz
                                                 -------------------
                                                 Steven Katz, PhD
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)


Date: May 14, 2001                      By:      /s/ Ron Lipstein
                                                 ------------------------------
                                                 Ron Lipstein
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)