Form 10-Q
period 2001-06-30
ORTEC INTERNATIONAL INC
filed 2001-08-20
CIK 889992

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

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

                                 ---------------

The number of shares outstanding of the issuer's common stock is 9,691,608 (as of August 8, 2001)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2001

                               ITEMS IN FORM 10-Q

                                                                                                            Page
                                                                                                            ----
Facing page

Part I

             Item 1.          Financial Statements (Unaudited).                                               1

             Item 2.          Management's Discussion and Analysis of                                         13
                              Financial Condition and Results of Operation

             Item 3.          Quantitative and Qualitative Disclosures About                                 None
                              Market Risk.

Part II

             Item 1.          Legal Proceedings and Claims.                                                   17

             Item 2.          Changes in Securities and Use
                              of Proceeds.                                                                    17

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

PART I

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                       JUNE 30,      DECEMBER 31,
                                                         2001           2000*
                                                         ----           -----
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and equivalents                               $ 2,517,947     $ 9,292,478
  Other current assets                                    70,687          88,878
                                                     -----------     -----------
Total current assets                                   2,588,634       9,381,356
                                                     -----------     -----------
Property and equipment, at cost:
  Laboratory equipment                                 1,985,682       1,768,872
  Office furniture and equipment                         929,153         857,031
  Leasehold improvements                               1,362,895       1,333,144
                                                     -----------     -----------
                                                       4,277,730       3,959,047
  Accumulated depreciation and
    amortization                                       2,549,257       2,223,064
                                                     -----------     -----------
Property and equipment - net                           1,728,473       1,735,983
                                                     -----------     -----------
Other assets:
  Patent application costs, net of
    accumulated amortization of $185,946
    at June 30, 2001 and $159,460 at
    December 31, 2000                                    570,750         572,089
  Deposits                                                27,510          30,332
                                                     -----------     -----------
Total other assets                                       598,260         602,421
                                                     -----------     -----------
Total Assets                                         $ 4,915,367     $11,719,760
                                                     ===========     ===========


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                       JUNE 30,      DECEMBER 31,
                                                         2001           2000*
                                                         ----           -----
                                                     (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                                    $  1,622,247    $  1,282,577
  Loans payable - current                               137,824         132,369
                                                   ------------    ------------
Total current liabilities                             1,760,071       1,414,946
                                                   ------------    ------------
Long-term liabilities:
  Loans payable - noncurrent                            842,184         912,489
                                                   ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.001 par value;
    authorized, 25,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding, at June 30, 2001
    and December 31, 2000                                 9,712           9,712
  Additional paid-in capital                         52,997,925      52,829,535
  Deficit accumulated during the
    development stage                               (50,516,880)    (43,269,277)
  Treasury stock, at cost (20,000 shares
    at June 30, 2001 and December 31, 2000)            (177,645)       (177,645)
                                                   ------------    ------------
Total shareholders' equity                            2,313,112       9,392,325
                                                   ------------    ------------
Total Liabilities and
  Shareholders' Equity                             $  4,915,367    $ 11,719,760
                                                   ============    ============

* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Six months             Cumulative from
                                            Quarter ended June 30,                 ended June 30,           March 12, 1991
                                            ----------------------                 --------------           (inception) to
                                            2001             2000             2001              2001         June 30, 2001
                                            ----             ----             ----              ----         -------------
Revenue
  Interest income                       $    49,509      $   139,328      $   163,009      $    303,795      $  2,220,709
                                        -----------      -----------      -----------      ------------      ------------
Expenses
  Research and development                1,073,288          952,726        2,328,635         1,793,997        16,093,989
  Rent                                      147,334          138,665          291,208           257,817         1,881,505
  Consulting                                405,205          209,830          540,563           422,616         4,353,925
  Personnel                               1,504,077        1,086,546        3,000,229         2,175,118        19,343,959
  General and administrative                652,579          540,827        1,209,006         1,070,604        10,539,804
  Interest and other expense                 20,156           22,683           40,971            46,123           524,407
                                        -----------      -----------      -----------      ------------      ------------
                                          3,802,639        2,951,277        7,410,612         5,766,275        52,737,589
                                        -----------      -----------      -----------      ------------      ------------
Net loss                                $(3,753,130)     $(2,811,949)     $(7,247,603)     $ (5,462,480)     $(50,516,880)
                                        ===========      ===========      ===========      ============      ============

Net loss per share
  Basic and diluted                        $(.39)            $(.33)           $(.75)           $(.65)           $(11.41)
                                           =====             =====            =====            =====            =======

Weighted average shares outstanding
  Basic and diluted                       9,691,608        8,447,109        9,691,608         8,418,670         4,425,545
                                        ===========      ===========      ===========      ============      ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock        Additional   Deficit accumulated
                                        ------------         Paid-in     in the development  Treasury
                                    Shares       Amount      Capital           stage           Stock    Total
                                    ------       ------      -------           -----           -----    -----
Issuance of stock:
  Founders                         1,553,820     $1,554    $     (684)                                 $    870
  First private placement            217,440        217        64,783                                    65,000
  The Director                       149,020        149       249,851                                   250,000
  Second private placement            53,020         53       499,947                                   500,000
  Share issuance expenses                                     (21,118)                                  (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                         $  (281,644)               (281,644)
                                   ---------     ------    ----------       -----------                --------

Balance - December 31, 1991        1,973,300      1,973       792,779          (281,644)                513,108

Issuance of stock:
  Second private placement            49,320         49       465,424                                   465,473
  Stock purchase agreement with
    The Director                      31,820         32       299,966                                   299,998
  Share issuance expenses                                     (35,477)                                  (35,477)
Net loss for the year ended
  December 31, 1992                                                            (785,941)               (785,941)
                                   ---------     ------    ----------       -----------                --------

Balance - December 31, 1992        2,054,440     $2,054    $1,522,692       $(1,067,585)               $457,161
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock        Additional   Deficit accumulated
                                        ------------         Paid-in     in the development  Treasury
                                    Shares       Amount      Capital           stage           Stock     Total
                                    ------       ------      -------           -----           -----     -----
(brought forward)                  4,601,963     $4,602    $15,573,183      $(7,860,787)             $ 7,716,998

Exercise of warrants               1,158,771      1,159     10,821,632                                10,822,791
Share issuance costs                                          (657,508)                                 (657,508)
Stock options and warrants
  issued for services                                          660,000                                   660,000
Net loss for the year ended
  December 31, 1997                                                          (4,825,663)              (4,825,663)
                                   ---------     ------    -----------     ------------              -----------

Balance - December 31, 1997        5,760,734      5,761     26,397,307      (12,686,450)              13,716,618

Exercise of warrants                 221,486        221      1,281,736                                 1,281,957
Stock options and warrants
  issued for services                                        1,920,111                                 1,920,111
Sixth private placement              200,000        200      1,788,498                                 1,788,698
Warrants issued in sixth
  private placement                                            211,302                                   211,302
Share issuance costs                                           (48,000)                                  (48,000)
Purchase of treasury stock
  (at cost)                                                                               $(67,272)      (67,272)
Net loss for the year ended
  December 31, 1998                                                          (8,412,655)              (8,412,655)
                                   ---------     ------    -----------     ------------   --------   -----------

Balance - December 31, 1998        6,182,220     $6,182    $31,550,954     $(21,099,105)  $(67,272)  $10,390,759
                                   =========     ======    ===========     ============   ========   ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock        Additional   Deficit accumulated
                                        ------------         Paid-in     in the development   Treasury
                                    Shares       Amount      Capital           stage            Stock         Total
                                    ------       ------      -------           -----            -----         -----
(brought forward)                  6,182,220     $6,182    $31,550,954      $(21,099,105)    $ (67,272)   $ 10,390,759

Exercise of warrants                  14,103         14         14,089                                          14,103
Stock options issued for services                               64,715                                          64,715
Seventh private placement            389,156        389      3,168,396                                       3,168,785
Warrants issued in seventh
  private placement                                            468,291                                         468,291
Eighth private placement           1,636,364      1,637      8,998,365                                       9,000,002
Share issuance costs                                          (619,908)                                       (619,908)
Purchase of treasury stock
  (at cost)                                                                                    (75,518)        (75,518)
Net loss for the year ended
  December 31, 1999                                                          (10,040,509)                  (10,040,509)
                                   ---------     ------    -----------      ------------     ---------    ------------

Balance - December 31, 1999        8,221,843     $8,222    $43,644,902      $(31,139,614)    $(142,790)   $ 12,370,720
                                   =========     ======    ===========      ============     =========    ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                        Common Stock        Additional   Deficit accumulated
                                        ------------         Paid-in     in the development   Treasury
                                    Shares       Amount      Capital           stage            Stock         Total
                                    ------       ------      -------           -----            -----         -----
(brought forward)                  8,221,843     $8,222    $43,644,902      $(31,139,614)    $(142,790)   $ 12,370,720

Exercise of options and warrants     175,532        175        327,107                                         327,282
Stock options and warrants issued
  for services                                                  56,265                                          56,265
Ninth private placement               66,667         67        999,938                                       1,000,005
Warrants issued in ninth
  private placement                                             23,000                                          23,000
Tenth private placement            1,247,566      1,248      8,419,823                                       8,421,071
Share issuance costs                                          (641,500)                                       (641,500)
Purchase of treasury stock
  (at cost)                                                                                    (34,855)        (34,855)
Net loss for the year ended
  December 31, 2000                                                          (12,129,663)                  (12,129,663)
                                   ---------     ------    -----------      ------------     ---------    ------------

Balance - December 31, 2000        9,711,608      9,712     52,829,535       (43,269,277)     (177,645)      9,392,325

Stock options issued for services                              168,390                                         168,390
Net loss for the six months ended
  June 30, 2001                                                               (7,247,603)                   (7,247,603)
                                   ---------     ------    -----------      ------------     ---------    ------------

Balance - June 30, 2001            9,711,608     $9,712    $52,997,925      $(50,516,880)    $(177,645)   $  2,313,112
                                   =========     ======    ===========      ============     =========    ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six months              Cumulative from
                                                  ended June 30,            March 12, 1991
                                                  --------------           (inception) to
                                               2001            2000         June 30, 2001
                                               ----            ----         -------------
Cash flows from operating activities:
  Net loss                                 $(7,247,603)    $(5,462,480)     $(50,516,880)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization            352,679         342,232         2,745,440
      Unrealized loss on marketable
        securities                                                                11,404
      Realized loss on marketable
        securities                                                                 5,250
      Non cash stock compensation and
        interest                               168,390          25,910         3,021,481
      Purchases of marketable securities                                     (19,075,122)
      Sales of marketable securities                                          19,130,920
      Changes in operating assets and
        liabilities
          Other current assets                  18,191         (92,771)          (70,685)
          Accounts payable and accrued
            liabilities                        339,670        (592,976)        1,710,074
                                           -----------     -----------      ------------
Net cash used in operating activities       (6,368,673)     (5,780,085)      (43,038,118)
                                           -----------     -----------      ------------

Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                  (318,683)       (247,803)       (4,190,664)
  Payments for patent application              (25,147)        (49,255)         (756,696)
  Organization costs                                                             (10,238)
  Deposits                                       2,821         (21,774)          (25,528)
  Purchases of marketable securities                                            (594,986)
  Sales of marketable securities                                                 522,532
                                           -----------     -----------      ------------
Net cash provided by (used in)
  investing activities                        (341,009)       (318,832)       (5,055,580)
                                           -----------     -----------      ------------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six months              Cumulative from
                                                  ended June 30,            March 12, 1991
                                                  --------------           (inception) to
                                               2001            2000         June 30, 2001
                                               ----            ----         -------------

Cash flows from financing activities:
  Proceeds from issuance of
    notes payable                                                            $   515,500
  Repayment of notes payable                                                    (515,500)
  Proceeds from issuance of
    common stock                                           $ 1,327,287        53,527,522
  Share issuance expenses                                      (43,369)       (3,582,105)
  Purchase of treasury stock                                   (20,042)         (177,645)
  Proceeds from issuance of
    loans payable                                                              1,446,229
  Repayment of loans payable               $   (64,849)        (59,816)         (495,152)
  Repayment of capital lease
    obligations                                                 (5,151)         (107,204)
                                           -----------     -----------       -----------
Net cash provided by (used in)
  financing activities                         (64,849)      1,198,909        50,611,645
                                           -----------     -----------       -----------

Net increase (decrease) in cash
  and cash equivalents                      (6,774,531)     (4,900,008)        2,517,947
Cash and cash equivalents at
  beginning of period                        9,292,478      12,604,027
                                           -----------     -----------       -----------
Cash and cash equivalents at
  end of period                            $ 2,517,947     $ 7,704,019       $ 2,517,947
                                           ===========     ===========       ===========

Supplemental disclosure of cash
  flow information:
    Non-cash financing activities
      Share issuance
        expenses - warrants                                $    23,000       $   255,000
                                                           ===========       ===========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                             June 30, 2001 and 2000

NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 2001, and the condensed statements of operations and shareholders' equity for the three and six month periods, and the statements of cash flows for the six month periods ended June 30, 2001 and 2000 and for the period from March 12, 1991
(inception) to June 30, 2001, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six month periods, and cash flows for the six month periods ending June 30, 2001, and June 30, 2000, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the operating results for the full year.


NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

Formation of the Company

         Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, a tissue engineered skin substitute for use in skin regeneration procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten year periods, to commercially use and exploit the Technology for the development of products. In April, 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec.

Basis of Presentation

         Ortec is a development stage enterprise, and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. These financial statements have been prepared assuming that Ortec will continue as a going concern. Successful future operations depend upon the successful development and marketing of Ortec's product to be used for the repair, replacement and regeneration of human skin. Historically Ortec has funded its operating losses by periodically raising additional sources of capital. If additional funding is not available to Ortec when needed, Ortec may not be able to continue operations. No adjustments have been made to the accompanying financial statements as a result of this uncertainty. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3 - NET LOSS PER SHARE

         As of June 30, 2001, an aggregate of 2,764,579 outstanding warrants and options were excluded from the weighted average share calculations as the effect was antidilutive. As of June 30, 2000, an aggregate of 1,826,773 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

NOTE 4 - SETTLEMENT OF CLAIM

         During the second quarter Ortec settled a vendor's claim for services for approximately $250,000 by payment of $100,000.


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

General

         Since Ortec's inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, indeterminate depth burns and autograft donor site wounds. We call our product OrCel'TM' and in June 2001 we filed a trademark application for such name with the United States Patent and Trademark Office.

         We have not had any revenues from operations since Ortec's inception in 1991 because we cannot make any sales of OrCel'TM' until we receive approval from the FDA to do so. We have incurred a cumulative net loss of approximately $50.5 million as of June 30, 2001. We expect to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         Our revenues consist only of interest income. To date, we have received no revenue from the sale of OrCel'TM'. While we may make commercial sales of OrCel'TM' for use in surgeries on patients with recessive dystrophic epidermolysis bullosa, which has a small patient population, we are not yet permitted to engage in commercial sales of OrCel'TM' for treatment of skin wounds with larger patient populations, until such time, if ever, as we receive requisite FDA and/or other foreign regulatory approvals for such sales. As a result, we do not expect to record significant product sales until such approvals are received.

         In March 2001 we filed an application with the FDA requesting permission to market OrCel'TM' for treatment of donor site wounds in burn patients. On May 14, 2001, the FDA notified us that our application was placed on the agenda for review by the FDA's General and Plastic Surgery Devices Panel. On July 17, 2001 the General and Plastic Surgery Devices Panel unanimously recommended that the FDA approve our tissue engineered skin substitute for commercial sale for the treatment donor site wounds in burn patients. We are currently awaiting such FDA approval.

         We are currently conducting clinical trials of OrCel'TM' in the treatment of venous and diabetic ulcers.

         Venous stasis ulcers are open lesions on the legs which result from the poor circulation of blood returning from the legs to the heart. An autograft donor site is an area of a patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. Epidermolysis bullosa is a disease with a small patient population.

         We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute OrCel'TM' and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until at least 2003.

Results of Operations

Six Months and Three Months Ended June 30, 2001, and June 30, 2000.

         Revenues. We have had no revenues from operations other than interest income from our inception in 1991 to date. Interest income declined by approximately $141,000 from approximately $304,000 in the 2000 half to approximately $163,000 in the 2001 half, and approximately $90,000 from approximately $139,000 in the 2000 quarter to approximately $49,000 in the 2001 quarter, because of smaller average cash and cash equivalents balances in the 2001 periods.

         Expenses. Our expenses increased by approximately $1.6 million in the 2001 half from approximately $5.8 million in the 2000 half, and by approximately $851,000 in the 2001 quarter from approximately $3.0 million in the 2000 quarter. Such increased expenses consist primarily of an approximately $825,000 in the six month period and approximately $418,000 in the quarter, increase in the cost of personnel required by our clinical trial programs, our other research and development activities and for corporate administration; an increase of approximately $535,000 in the six month period and approximately $121,000 in the quarter for other research and development costs, most of which were costs incurred in connection with the conduct of our clinical trials, and an increase of approximately $118,000 in the six month period and approximately $195,000 in the quarter for consulting services. In the 2001 half and quarter, compared to the 2000 half and quarter there were also increases in general and administrative expenses (approximately $138,000 in the six month period and approximately $112,000 in the quarter) and for rent (approximately $33,000 in the six month period and approximately $9,000 in the quarter).

Liquidity and Capital Resources

         Since inception (March 12, 1991) through June 30, 2001, Ortec had accumulated a deficit of approximately $50.5 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to June 30, 2001, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million.

         For the six months ended June 30, 2001, we used net cash for operating activities of approximately $6.4 million. Cash used in operating activities resulted primarily from our net loss of $7.2 million offset by non cash depreciation and amortization of approximately $353,000 and approximately $168,000 of non cash stock compensation related to the presentation to the FDA of the results of the clinical test in the use of OrCel'TM' for the treatment of donor site wounds in burn patients.

         We invested approximately $344,000 in property, plant, equipment and patent application costs during the six months ended June 30, 2001. We did not receive any cash from the sale of our common stock or any other financing activities in the first half of 2001.

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

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. Our cash and cash equivalents on hand at June 30, 2001, (approximately $2.5 million) will enable us to continue our operations until the middle of September 2001. However, we have reached an agreement with Paul Capital Royalty Acquisition Fund to provide us with up to $15 million of non-equity capital, $5 million to be paid upon execution of a definitive agreement, an additional $5 million upon our receipt of FDA approval for sale of OrCel'TM' for treatment of donor site wounds in burn patients (which we expect to receive within the next 60 days) and a third $5 million, at our option but only if we achieve a minimum threshold of end user sales within a year and we receive net proceeds of $7.5 million from sales to other parties of our equity capital. We have negotiated all the terms of our agreement with Paul Capital and we expect to sign the definitive agreement about August 23, 2001, at which time Paul Capital will provide us with $5 million. We believe that such $5 million will enable us to continue our operations through December 2001. We believe that we will be able to continue operations through May 15, 2002, upon receipt of the second $5 million payment from Paul Capital. In consideration for its capital investment, Paul Capital will receive a percentage of the future North American end user sales of our OrCel'TM' through 2011. The definitive agreement will also provide for Paul Capital to provide us with additional non-equity investments of up to $10 million dollars, but only upon our and Paul Capital's mutual consent and conditioned on our achievement of certain regulatory milestones.

         We have raised funds in the past through the public or private sale of securities, and even after receipt of $10 million or $15 million from Paul Capital, we will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.


                                     PART II


Item 1.  Legal Proceedings and Claims.

         During the second quarter of 2001 we settled a vendor's claim for services for approximately $250,000 by payment of $100,000.


Item 2.  Changes in Securities

                  (c)  Recent Sales of Unregistered Securities.

         During the second quarter of 2001 we granted 15 full time employees, one part time employee, one of our directors, one consultant and five advisors, options under our Employee Stock Option Plan, expiring from 2 to 7 years after the date of grant, to purchase an aggregate of 154,000 shares of our common stock, at exercise prices ranging from $6.05 to $7.19 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.


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

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K in the second quarter of 2001.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.

Date: August 20, 2001                  By:          /s/ Steven Katz
                                                 -------------------
                                                 Steven Katz, PhD
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

Date: August 20, 2001                  By:          /s/ Ron Lipstein
                                                 -----------------------------
                                                 Ron Lipstein
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'