Form 10-Q
period 2001-09-30
ORTEC INTERNATIONAL INC
filed 2001-11-14
CIK 889992

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                 ---------------

The number of shares outstanding of the issuer's common stock is 9,691,608 (as of November 12, 2001)
================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2001


                               ITEMS IN FORM 10-Q


                                                                                                         Page
                                                                                                         ----
Facing page



Part I
             Item 1.          Financial Statements (Unaudited).                                               1
             Item 2.          Management's Discussion and Analysis of
                              Financial Condition and Results of Operation                                    15
             Item 3.          Quantitative and Qualitative Disclosures About
                              Market Risk.                                                                   None
Part II
             Item 1.          Legal Proceedings and Claims.                                                   19
             Item 2.          Changes in Securities and Use
                              of Proceeds.                                                                    20
             Item 3.          Default Upon Senior Securities.                                                None
             Item 4.          Submission of Matters to
                              a Vote of Security Holders.                                                     20
             Item 5.          Other Information.                                                              22
             Item 6.          Exhibits and Reports on Form 8-K.                                               22

Signatures                                                                                                    23



PART I

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS



                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                     2001                   2000 *
                                                                     ----                   ----
                                                                  (Unaudited)
                                     ASSETS
Current assets:
  Cash and equivalents                                            $3,215,096             $ 9,292,478
  Other current assets                                                63,038                  88,878
                                                                  ----------             -----------

Total current assets                                               3,278,134               9,381,356
                                                                  ----------             -----------

Property and equipment, at cost:
  Laboratory equipment                                             1,996,276               1,768,872
  Office furniture and equipment                                   1,006,651                 857,031
  Leasehold improvements                                           1,395,841               1,333,144
                                                                  ----------             -----------

                                                                   4,398,768               3,959,047
  Accumulated depreciation and
    amortization                                                   2,718,073               2,223,064
                                                                  ----------             -----------

Property and equipment - net                                       1,680,695               1,735,983
                                                                  ----------             -----------

Other assets:
  Patent application costs, net of
    accumulated amortization of $199,581
    at September 30, 2001 and $159,460 at
    December 31, 2000                                                569,640                 572,089
  Deferred financing costs                                            48,500
  Deposits                                                            75,927                  30,332
                                                                  ----------             -----------

Total other assets                                                   694,067                 602,421
                                                                  ----------             -----------

Total Assets                                                      $5,652,896             $11,719,760
                                                                  ==========             ===========


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                         (DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS



                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                     2001                   2000 *
                                                                     ----                   ----
                                                                  (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Accounts payable and accrued
    liabilities                                                 $  1,566,788            $  1,282,577
  Loans payable - current                                            140,636                 132,369
                                                                ------------            -----------

Total current liabilities                                          1,707,424               1,414,946
                                                                ------------            ------------

Long-term liabilities:
  Loans payable - noncurrent                                         805,953                912,489
  Other long-term obligations                                      5,000,000
                                                                ------------            ------------

Total long-term liabilities                                        5,805,953                 912,489
                                                                ------------            ------------

Total liabilities                                                  7,513,377               2,327,435
                                                                ------------            ------------

Commitments and contingencies

Shareholders' equity/(deficit):
  Common stock, $.001 par value;
    authorized, 25,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding, at
    September 30, 2001 and December 31, 2000                           9,712                   9,712
  Additional paid-in capital                                      52,997,925              52,829,535
  Deficit accumulated during the
    development stage                                            (54,690,473)            (43,269,277)
  Treasury stock, at cost (20,000 shares
    at September 30, 2001 and December 31, 2000)                    (177,645)               (177,645)
                                                                ------------            ------------

Total shareholders' equity/(deficit)                              (1,860,481)              9,392,325
                                                                ------------            ------------

Total Liabilities and
  Shareholders' Equity/(Deficit)                                $  5,652,896            $ 11,719,760
                                                                ============            ============




* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                             Nine months             Cumulative from
                                       Quarter ended September 30,        ended September 30,        March 12, 1991
                                       ---------------------------    --------------------------     (inception) to
                                          2001            2000            2001          2000       September 30, 2001
                                          ----            ----            ----          ----       ------------------
Revenue
  Interest income                      $    19,876     $   103,810    $    182,885   $   407,605      $  2,240,585
                                       -----------     -----------    ------------   -----------      ------------

Expenses
  Research and development                 977,652       1,249,911       3,306,287     3,043,908        17,071,641
  Rent                                     147,326         138,600         438,534       396,417         2,028,831
  Consulting                               565,015         236,761       1,105,578       659,377         4,918,940
  Personnel                              1,774,990       1,230,195       4,775,219     3,405,313        21,118,949
  General and administrative               709,002         634,312       1,918,008     1,704,916        11,248,806
  Interest and other expense                19,484          22,128          60,455        68,251           543,891
                                       -----------     -----------    ------------   -----------      ------------

                                         4,193,469       3,511,907      11,604,081     9,278,182        56,931,058
                                       -----------     -----------    ------------   -----------      ------------

Net loss                               $(4,173,593)    $(3,408,097)   $(11,421,196)  $(8,870,577)     $(54,690,473)
                                       ===========     ===========    ============   ===========      ============

Net loss per share
  Basic and diluted                      $(.43)          $(.38)          $(1.18)       $(1.02)          $(12.02)
                                         =====           =====           ======        ======           =======

Weighted average shares outstanding
  Basic and diluted                      9,691,608       8,860,231       9,691,608     8,732,524         4,549,941
                                       ===========     ===========    ============   ===========      ============




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)



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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)



                                      Common Stock      Additional   Deficit accumulated
                                      ------------       Paid-in      in the development   Treasury
                                    Shares     Amount     Capital          stage             Stock        Total
                                    ------     ------     -------          -----             -----        -----
(brought forward)                  8,221,843   $8,222   $43,644,902      $(31,139,614)    $(142,790)   $ 12,370,720

Exercise of options and warrants     175,532      175       327,107                                        327,282
Stock options and warrants
  issued for services                                        56,265                                          56,265
Ninth private placement               66,667       67       999,938                                       1,000,005
Warrants issued in ninth
  private placement                                          23,000                                          23,000
Tenth private placement            1,247,566    1,248     8,419,823                                       8,421,071
Share issuance costs                                       (641,500)                                       (641,500)
Purchase of treasury stock
  (at cost)                                                                                 (34,855)        (34,855)
Net loss for the year ended
  December 31, 2000                                                       (12,129,663)                  (12,129,663)

                                   ---------   ------   -----------      ------------     ---------    ------------
Balance - December 31, 2000        9,711,608    9,712    52,829,535       (43,269,277)     (177,645)      9,392,325

Stock options issued for
  services                                                  168,390                                         168,390
Net loss for the nine months
  ended September 30, 2001                                                (11,421,196)                  (11,421,196)
                                   ---------   ------   -----------      ------------     ---------    ------------

Balance - September 30, 2001       9,711,608   $9,712   $52,997,925      $(54,690,473)    $(177,645)   $ (1,860,481)
                                   =========   ======   ===========      ============     =========    ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine months          Cumulative from
                                                          ended September 30,       March 12, 1991
                                                      ---------------------------   (inception) to
                                                          2001           2000      September 30, 2001
                                                          ----           ----      -----------------
Cash flows from operating activities:
  Net loss                                            $(11,421,196)    $(8,870,577)   $(54,690,473)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        535,130         525,438       2,927,891
      Unrealized loss on marketable securities                                              11,404
      Realized loss on marketable securities                                                 5,250
      Non cash stock compensation and interest             168,390          25,910       3,021,481
      Purchases of marketable securities                                               (19,075,122)
      Sales of marketable securities                                                    19,130,920
      Changes in operating assets and liabilities
           Other current assets                             25,840         (91,522)        (63,036)
           Accounts payable and accrued liabilities        235,711         360,060       1,606,115
                                                      ------------     -----------    ------------
Net cash used in operating activities                  (10,456,125)     (8,050,691)    (47,125,570)
                                                      ------------     -----------    ------------
Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                              (439,721)       (410,771)     (4,311,702)
  Payments for patent application                          (37,672)        (46,773)       (769,221)
  Organization costs                                                                       (10,238)
  Deposits                                                 (45,595)         (4,595)        (73,944)
  Purchases of marketable securities                                                      (594,986)
  Sales of marketable securities                                                           522,532
                                                      ------------     -----------    ------------
Net cash used in investing activities                     (522,988)       (462,139)     (5,237,559)
                                                      ------------     -----------    ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months           Cumulative from
                                                       ended September 30,        March 12, 1991
                                                    -------------------------    (inception) to
                                                       2001          2000       September 30, 2001
                                                       ----          ----       ------------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                                             $    515,500
  Repayment of notes payable                                                              (515,500)
  Proceeds from issuance of common stock                          $ 9,748,358           53,527,522
  Share issuance expenses                                            (611,851)          (3,582,105)
  Purchase of treasury stock                                          (34,855)            (177,645)
  Proceeds from issuance of loans payable                                                1,446,229
  Repayment of loans payable                       $   (98,269)       (90,642)            (528,572)
  Proceeds from other long term obligations          5,000,000                           5,000,000
  Repayment of capital lease obligations                               (5,151)            (107,204)
                                                   -----------    -----------         ------------

Net cash provided by financing activities            4,901,731      9,005,859           55,578,225
                                                   -----------    -----------         ------------

Net increase (decrease) in cash
  and cash equivalents                              (6,077,382)       493,029            3,215,096

Cash and cash equivalents at beginning of period     9,292,478     12,604,027
                                                   -----------    -----------         ------------

Cash and cash equivalents at end of period         $ 3,215,096    $13,097,056         $  3,215,096
                                                   ===========    ===========         ============

Supplemental disclosure of cash flow information:
  Non-cash financing activities
    Capital lease obligations                                                         $    118,903
                                                                                      ============
    Forgiveness of rent                                                               $     40,740
                                                                                      ============
    Share issuance expenses - warrants                            $    23,000         $    255,000
                                                                  ===========         ============
    Financing costs-other long term obligations
           included in accrued expenses            $    48,500                        $     48,500
                                                   ===========                        ============
  Cash paid for interest                           $    60,455    $    68,251         $    467,791
                                                   ===========    ===========         ============
  Cash paid for income taxes                       $    31,589    $    30,672         $    186,637
                                                   ===========    ===========         ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 2001 and 2000



NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of September 30, 2001, and the condensed statements of operations for the three and nine month periods, and the statements of shareholders' equity and cash flows for the nine month periods ended September 30, 2001 and 2000, and for the period from March 12, 1991 (inception) to September 30, 2001, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2001 results of operations for the three and nine month periods ended September 30, 2001 and 2000, and stockholders equity and cash flows for the nine month periods ended September 30, 2001 and 2000, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the operating results for the full year.


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

Basis of Presentation

         Ortec is a development stage enterprise and has neither realized any operating revenue nor has any assurance of realizing any future operating revenue. These financial statements have been prepared assuming that Ortec will continue as a going concern. Successful future operations depend upon the successful development and marketing of Ortec's product to be used for the repair, replacement and regeneration of human skin. Historically Ortec has funded its operating losses by periodically raising additional sources of capital. If additional funding is not available to Ortec when needed, Ortec may not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 3 - NET LOSS PER SHARE

         As of September 30, 2001, an aggregate of 2,233,329 outstanding warrants and options were excluded from the weighted average share calculations as the effect was antidilutive. As of September 30, 2000, an aggregate of 1,821,373 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

NOTE 4 - LONG TERM OBLIGATIONS

         On August 29, 2001, the Company entered into an agreement with Paul Capital Royalty Acquisition Fund L.P. Under such agreement the Company has received $5,000,000 and expects to receive an additional $5,000,000. Upon completion of additional milestones the Company may receive up to an additional $15,000,000 but only upon mutual agreement by both the Company and Paul Capital.

         In consideration for the first $10,000,000, or proportionate share of such amount received by the Company, Paul Capital will receive a portion of end user revenues from the sale of the Company's products in the United States, Canada and Mexico, ranging from a minimum of 1 2/3% of the end user revenues for the first $5,000,000 received by the Company from Paul Capital, which percentage will be proportionately increased by the additional amounts paid by Paul Capital to the Company under the August 29, 2001 agreement. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. The Company anticipates that its effective cost of the amounts it receives from Paul Capital will range from 20% to 35% per annum. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products in those three countries, from a joint lockbox account. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments.

         In the event of a change in control of the Company or upon the occurrence of certain other events as defined in the agreement, Paul Capital has the option to put its revenue interest back to the Company for an amount as provided in the agreement. The Company also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interests in its products, for an amount as provided in the agreement.

         The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its product, to secure payments required to be made by the Company to Paul Capital.

         The agreement terminates on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

NOTE 5 - LEGAL PROCEEDINGS AND CLAIMS

         On August 15, 2001, a complaint was filed against the Company and its directors in the United States District Court for the Southern District of New York. The complaint claims that the plaintiff purchased the Company's class B warrants which expired December 31, 2000, claiming that he received assurances from the Company's chief executive officer that the board would reduce the strike price of such warrants and/or extend the due date of such warrants, and that the plaintiff relied on actions taken in the past by the Company to extend these warrants. The Company's chief executive officer denies giving such assurances. The Company denies that the plaintiff could rely upon actions taken in the past as representation that future actions would be taken. Neither the summons nor the complaint has been served on the Company or its directors.

NOTE 6 - STOCK OPTIONS AND WARRANTS

         The following represents stock option and warrant activity during the nine months ended September 30, 2001:


                                                  Stock Options          Warrants        Total
                                                  -------------          --------        -----
 Balance at December 31, 2000                             1,524,106        609,773        2,133,879
 Granted                                                    320,000              -          320,000
 Exercised                                                        -              -                -
 Expired or cancelled                                      (189,300)       (31,250)        (220,550)
                                                  --------------------------------------------------------
 Balance at September 30, 2001                            1,654,806        578,523        2,233,329
                                                  ========================================================


         During the nine months ended September 30, 2001, an aggregate of 64,500 options were issued to non-employees, which are included in the table above. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         Compensation expense for the options issued to non-employees during the nine-month periods ended September 30, 2001 and 2000 aggregated $168,390 and $25,910, respectively

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         We have not had any revenues from operations since Ortec's inception in 1991 because we have not yet made any sales of OrCel'TM'. We have incurred a cumulative net loss of approximately $54.7 million as of September 30, 2001. We expect to continue to incur substantial losses until at least 2003 due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         Our revenues have consisted only of interest income. To date, we have received no revenue from the sale of OrCel'TM'. At the beginning of September 2001 we received FDA approval to make commercial sales of OrCel'TM' for the treatment of donor site wounds in burn patients. We are currently negotiating an agreement with a distributor for such distributor to sell OrCel'TM' primarily to hospital burn centers and other hospital acute care facilities. We have also received FDA approval to make commercial sales of OrCel'TM' for use in surgeries on patients with recessive dystrophic epidermolysis bullosa, which has a small patient population.

         We are currently conducting clinical trials of OrCel'TM' in the treatment of venous stassis and diabetic foot ulcers.

         Venous stasis ulcers are open lesions on the legs which result from the poor circulation of blood returning from the legs to the heart. A donor site is an area of a patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body.
Epidermolysis bullosa is a disease with a small patient population.

         We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel'TM' and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until at least 2003.

Results of Operations

Nine Months and Three Months Ended September 30, 2001, and September 30, 2000.

         Revenues. We have had no revenues from operations other than interest income from our inception in 1991 to date. Interest income declined by approximately $225,000 from approximately $408,000 in the 2000 nine month period to approximately $183,000 in the 2001 nine month period, and approximately $84,000 from approximately $104,000 in the 2000 quarter to approximately $20,000 in the 2001 quarter, because of smaller average cash and cash equivalents balances in the 2001 periods.

         Expenses. Our expenses increased by approximately $2.3 million in the 2001 nine month period from approximately $9.3 million in the 2000 nine month period, and by approximately $682,000 in the 2001 quarter from approximately $3.5 million in the 2000 quarter. Such increased expenses consist primarily of increases in personnel costs of approximately $1.4 million in the nine month period and approximately $545,000 in the quarter, due to additional personnel required by our clinical trial programs, other research and development activities and for corporate administration, and an increase in consulting fees of approximately $446,000 in the nine month period and approximately $328,000 in the quarter for the development of a new product and hiring a marketing consultant. There was also an increase of approximately $262,000 in the nine month period, but a decrease of approximately $272,000 in the quarter, in other research and development costs, most of which were costs incurred in connection with the conduct of our clinical trials, which declined in the third quarter of 2001 because of timing fluctuations in clinical trials. In the 2001 nine month period and quarter, compared to the 2000 nine month period and quarter, there was also an increase in general and administrative expenses (approximately $213,000 in the nine month period and approximately $75,000 in the quarter) due to increased marketing and administrative expenses to prepare for commercial sales of our product, and for rent (approximately $42,000 in the nine month period and approximately $9,000 in the quarter).

Liquidity and Capital Resources

         Since inception (March 12, 1991) through September 30, 2001, Ortec had accumulated a deficit of approximately $54.7 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to September 30, 2001, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million, and $5 million in September 2001 from the sale of a percentage interest in our future revenues from the sale of our product in North America.

         For the nine months ended September 30, 2001, we used net cash for operating activities of approximately $10.5 million. Cash used in operating activities resulted primarily from our net loss of $11.4 million offset by non cash depreciation and amortization of approximately $535,000, approximately $168,000 of non cash stock compensation and approximately $262,000 of changes in operating assets and liabilities.

         We invested approximately $477,000 in property, plant, equipment and patent application costs and made deposits of $46,000 toward certain lease agreements that are being negotiated, during the nine months ended September 30, 2001. We did not receive any cash from the sale of our common stock in the nine months ended September 30, 2001, but we did receive $5 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P. We paid down $98,000 on our loans payable during the nine month period.

         On August 29, 2001, we entered into an agreement with Paul Capital under which we received $5,000,000 and expect to receive an additional $5,000,000. Upon completion of additional milestones we may receive up to an additional $15,000,000, but only upon mutual agreement by both Ortec and Paul Capital.

         In consideration for the first $10,000,000, or proportionate share of such amount received by us, Paul Capital will receive a portion of end user revenues from the sale of our products in the United States, Canada and Mexico, ranging from a minimum of 1 2/3% of the end user revenues for the first $5,000,000 received by us from Paul Capital, which percentage will be proportionately increased by the additional amounts paid by Paul Capital to us under the August 29, 2001 agreement. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. We anticipate that our effective cost for the amounts we receive from Paul Capital will range between 20% to 35% per annum. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to us from end user sales of our products in those three countries, from a joint lockbox account. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments.

         In the event of a change in control of Ortec or upon the occurrence of certain other events as defined in the agreement, Paul Capital has the option to put its revenue interest back to us for an amount as provided in the agreement. Ortec also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of Ortec or a complete divestiture by us of our products, for an amount provided in the agreement.

         We have granted Paul Capital a security interest in our United States and Canadian patents and trademarks relating to our technology for our product to secure payments we are required to make to Paul Capital.

         The agreement terminates on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

         Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals for commercial sale of our product to treat venous stassis and diabetic foot ulcers, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, our cost of manufacturing scale up and the cost and effectiveness of commercialization activities and arrangements.

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. Our cash and cash equivalents on hand at September 30, 2001, (approximately $3.2 million) will enable us to continue our operations until December 31, 2001. However, we are entitled to receive an additional $5 million from Paul Capital upon our receipt of FDA approval for sale of OrCel'TM' for treatment of donor site wounds in burn patients (which approval we received in September 2001). We believe that such additional $5 million will enable us to continue our operations through May 31, 2002.

         We have raised funds in the past through the public or private sale of securities and through the agreement with Paul Capital. Even after receipt of an additional $5 million from Paul Capital, we will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions. We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.


                                     PART II

Item 1.  Legal Proceedings and Claims.

         On August 15, 2001, a summons and complaint was filed against us and the six individuals who were then serving as the directors of Ortec, by Dov Shellef. The complaint was filed in the United District Court for the Southern District of New York. Neither the summons nor the complaint have ever been served on us nor, to our knowledge, on any of our six directors who are named as defendants. The complaint claims that the plaintiff purchased the Company's Class B Warrants (which expired December 31, 2000) claiming that Dr. Steven Katz, our chief executive officer, assured him "that the Board would reduce the strike price and/or extend the exercise date for the Class B Warrants". Dr. Katz denies ever having given Mr. Shellef any such assurances. In any event, the Board had on several occasions before December 31, 2001, extended the expiration date of the Class B Warrants. Mr. Shellef also alleges that he relied on action by the directors seeking stockholder authorization to reduce the exercise price and/or extend the expiration date of the Class B Warrants, to purchase more Class B Warrants and not to sell those he already owned. Since neither the summons nor the complaint have ever been served on Ortec or any of its directors, neither Ortec nor any of its directors have answered the complaint. However, Ortec denies that any action taken by its Board of Directors seeking such shareholder authorization for the Board to extend the expiration date or reduce the exercise price of the Class B Warrants, nor action taken by the Board of Directors in the past extending the expiration dates of those Warrants, could be relied upon by Mr. Shellef as a representation that the directors would reduce the exercise price or further extend the expiration date of the Class B Warrants beyond December 31, 2000.

Item 2.  Changes in Securities

         (c) Recent Sales of Unregistered Securities.

         During the third quarter of 2001 we granted 8 full time employees options under our Employee Stock Option Plan, expiring 7 years after the date of grant, to purchase an aggregate of 22,000 shares of our common stock, at exercise prices ranging from $6.00 to $7.10 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our 2001 annual meeting of shareholders was held on September 6, 2001, at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting, our shareholders voted on four matters and all of such matters were approved.

         The first matter was the election of the members of our Board of Directors. All seven of our directors were re-elected and the tabulation of the votes (both in person and by proxy) was as follows:


         NOMINEES FOR
           DIRECTORS                        FOR                     AGAINST                ABSTENTIONS
           ---------                        ---                     -------                -----------
         Steven Katz                    7,826,634                   777,604                    9,531
         Mark Eisenberg                 7,826,634                   777,604                    9,531
         Ron Lipstein                   7,926,712                   677,526                    9,531
         Alain Klapholz                 7,897,012                   707,226                    9,531
         Joseph Stechler                8,603,828                     410                      9,531
         Steven Lilien                  8,603,828                     410                      9,531
         Allen Schiff                   8,600,828                    2,410                     9,531


         There were 426,792 broker held non-voted shares represented at the meeting with respect to this matter. There was no other director whose term of office as a director continued after the meeting.

         The second matter upon which our shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for Ortec for 2001. The tabulation of the votes (both in person and by proxy) was as follows:

                              FOR           AGAINST                    ABSTENTIONS
                              ---           -------                    -----------
                           8,584,378        17,591                      11,800

         There were 426,792 broker held non-voted shares represented at the meeting with respect to this matter.

         The third matter upon which our stockholders voted was on the proposal to authorize the Board of Directors, in the thirteen month period after the meeting, to issue, without prior stockholder approval, in capital raising and/or acquisition transactions, up to 3,200,000 shares of common stock in aggregate in excess of the number of shares that Nasdaq's Rules 4350(i)(1)(C) and (D) permit the Company to issue in such transactions without prior stockholder approval, issuance of such 3,200,000 shares to be upon such terms as the Board of Directors shall deem to be in the best interests of the Company, even if such shares are sold below their then market price or book value. The tabulation of the votes (both in person and by proxy) on this proposal was as follows:


                              FOR                    AGAINST                    ABSTENTIONS
                              ---                    -------                    -----------
                         5,450,330                   99,208                        21,101

         There were 3,469,922 broker held non-voted shares represented at the meeting with respect to this matter.

         The fourth matter upon which our stockholders voted was on the proposal to approve an amendment to the Company's certificate of incorporation:

         (a) increasing from 25,000,000 to 35,000,000 the number of shares of common stock the Company is authorized to issue, and

         (b) to authorize the issuance of 1,000,000 shares of preferred stock, in series, with preferences, limitations and relative rights (including the right to vote and receive dividends) to be determined by the Board of Directors.

The tabulation of the votes (both in person and by proxy) on this proposal was as follows:

                        FOR                    AGAINST                    ABSTENTIONS
                        ---                    -------                    -----------
                    4,687,024                  848,997                       34,618

         There were 3,469,922 broker held non-voted shares represented at the meeting with respect to this matter.

Item 5.           Other Information

         On August 29, 2001 we entered into an agreement with Paul Capital Royalty Acquisition Fund, L.P. to provide us with $10,0000,000 of financing for which we are giving Paul Capital a percentage of the future North American end user sales of our product through 2011. As of September 30, 2001, Paul Capital has already provided us with $5,000,000 and we expect that they will shortly provide us with another $5,000,000. To secure our obligations to pay such portion of our future revenues to Paul Capital, we have given Paul Capital a security interest in our United States and Canadian patents for our technology and in our OrCel'TM' trademark.


Item 6.           Exhibits and Reports on Form 8-K


(a)                 Exhibit No.            Description
                    -----------            -----------
                        3.1                Agreement of Merger of the Skin Group, Ltd. and the
                                           Company dated July 9, 1992 (1)
                        3.2                Restated Certificate of Incorporation (2)
                        3.3                By-Laws (1)

----------------------


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2)  Filed herewith

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K in the third quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        Registrant:
                                        ORTEC INTERNATIONAL, INC.


Date: November 13, 2001                 By:          /s/ Steven Katz
                                              ---------------------------------
                                           Steven Katz, PhD
                                           Chairman and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



Date: November 13, 2001                 By:     /s/ Ron Lipstein
                                           ---------------------------------
                                           Ron Lipstein
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------
The trademark symbol shall be expressed as.............................. 'TM'