Form 10-K
period 2001-12-31
ORTEC INTERNATIONAL INC
filed 2002-04-15
CIK 889992

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                ----------------

The number of shares outstanding of the Registrant's common stock is 9,691,608 (as of 4/11/02). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $35,878,542 as of April 11, 2002, based upon a closing price on such date of $4.27 as listed on the Nasdaq SmallCap Market.

DOCUMENTS INCORPORATED BY REFERENCE - None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2001

                               ITEMS IN FORM 10-K

Facing Page                                                                                               Page
                                                                                                          ----
Part I
------
Item 1.           Business ...................................................................................1

Item 2.           Properties..................................................................................16

Item 3.           Legal Proceedings ..........................................................................17

Item 4.           Submission of Matters to a Vote of Security Holders.......................................None

Part II
-------
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters ..................18

Item 6.           Selected Financial Data ....................................................................19

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations ......20

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk ..............................None

Item 8.           Financial Statements and Supplementary Data.................................................27

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....None

Part III
--------
Item 10.          Directors and Executive Officers of the Registrant .........................................28

Item 11.          Executive Compensation .....................................................................30

Item 12.          Security Ownership of Certain Beneficial Owners and Management .............................34

Item 13.          Certain Relationships and Related Transactions..............................................36

Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................38

Signatures ...................................................................................................39

Financial Statements ........................................................................................F-1

                                     PART I

Item 1. BUSINESS

Overview

         We are a development stage tissue engineering company that has developed a proprietary and patented technology that we call "OrCel", which is used to stimulate the repair and regeneration of human skin. OrCel is a two layered tissue engineered dressing that consists of human derived skin cells, both dermal and epidermal, supported within a porous collagen matrix. The composite matrix is seeded with keratinocytes for epidermal growth and fibroblasts for dermal growth. This active dressing stimulates the repair, replacement and regeneration of human skin. When OrCel is applied to the wound site, it produces a mix of growth factors that stimulates wound closure.

         We have achieved a number of milestones toward our goal of the commercial sale of OrCel including:

             o In August 2001 the FDA granted our application for commercial sale of OrCel for the treatment of donor site wounds. The results of the pivotal clinical trial for the use of OrCel to treat donor site wounds, which we submitted to the FDA, showed that there was a clinically and statistically shorter time to 100% wound closure when OrCel was used compared to the use of a current standard of care in that trial. The median differential in those healing times ranged from four to seven days

             o In December 2001 we commenced commercial sale of OrCel for the treatment of donor site wounds. These sales have been made to hospitals and other medical treatment facilities. For the 14-week period ended March 9, 2002, we generated gross sales of approximately $105,000. Such sales have been made before we have commenced any marketing efforts to sell OrCel.

             o In December 2001 our OrCel was approved by the Centers for
               Medicaid and Medicare Services for inclusion on the Outpatient Prospective Payment Systems Pass Through List. The inclusion on this list allows hospitals to recover their cost for OrCel from Medicare when utilizing OrCel for treatment of a Medicare patient as a hospital outpatient.

             o In December 2001 we entered into an agreement with PDI to market
               OrCel to hospitals and other medical treatment facilities. We have not yet started utilizing PDI's marketing staff to generate sales. If on the basis of the results of our clinical trials for the use of OrCel for the treatment of venous and diabetic ulcers, the FDA authorizes us to make commercial sales of OrCel for the treatment of those medical conditions, we expect to enter into other marketing arrangements to market OrCel to the larger medical community for use of OrCel for those two larger patient markets. Such marketing programs might consist of joint ventures with pharmaceutical companies or pharmaceutical sales organizations. At this time we can give no assurance that we will enter into such other marketing arrangements.

             o We have received encouraging results from the pilot clinical trial of the non frozen version of OrCel for the treatment of venous ulcers. These results show that OrCel is significantly more effective in treating venous ulcer wounds than the standard of care used in the clinical trial. Two months after initiating treatments, the OrCel treated group achieved 100% healing in 47% of the patients treated vs. 26% of the patients in the standard of care group. Six months after treatment the OrCel treated group achieved 100% healing in 71% of the patients treated, compared to 37% of the patients in the standard of care treated group. The results in that trial for the OrCel treated group compared favorably with the reported results of the clinical trials that were conducted by our competitors using their products for healing venous ulcers.

             o We have received encouraging results from the pilot clinical trial of the non frozen version of OrCel for the treatment of venous ulcers. These results show that OrCel is significantly more effective in treating venous ulcer wounds than the standard of care used in the clinical trial. Two months after initiating treatments, the OrCel treated group achieved 100% healing in 47% of the patients treated vs. 26% of the patients in the standard of care group. Six months after treatment the OrCel treated group achieved 100% healing in 71% of the patients treated, compared to 37% of the patients in the standard of care treated group. The results in that trial for the OrCel treated group compared favorably with the reported results of the clinical trials that were conducted by our competitors using their products for healing venous ulcers.

             o In October 2001 a preliminary review of the first 13 patients completing treatment of venous ulcers using OrCel in its frozen (cryopreserved) state showed that 9 of the patients (69%) achieved 100% wound closure within three months and that the other 4 patients achieved 90% or higher wound closure in that same three month period.

             o We have also received encouraging results from the pilot clinical trial of OrCel for the treatment of diabetic foot ulcers. These results show that OrCel is significantly more effective in treating diabetic foot ulcer wounds than the standard of care used in that clinical trial. Twelve weeks after treatment of diabetic ulcers of 6 sq. cm. or less (the largest diabetic ulcers population group) the OrCel treated group achieved 100% healing in 47% (7 of 15 patients) of the patients treated, compared to 23% (3 of 13 patients) of the patients in the standard of care treated group, for a greater than 100% improvement over standard of care. The daily rate of healing for the OrCel treated group was twice as fast as the rate for the standard of care treated group (2.2% /day vs. 1.1% /day). For the entire forty patient group, 35% (7 of 20 patients) of OrCel treated patients achieved 100% healing compared to 20% (4 of 20 patients) in the standard of care treated group, for a 75% improvement over standard of care. This forty patient group included only difficult to heal ulcers in the study since the protocol required a pre-screening period in which all the patients whose ulcers responded readily to standard of care treatment were excluded from the trial. The results in that trial for the OrCel treated group compared favorably with the reported results of the clinical trials that were conducted by our competitors for use of their products for treatment of diabetic ulcers. Based on the results in the pilot trial, in February 2002 the FDA authorized us to commence a pivotal trial for use of OrCel in the treatment of diabetic ulcers.

             o We have developed the technology for the cryopreservation of
               OrCel without diminishing its effectiveness. Cryopreservation is the freezing of our product which gives it a minimum shelf life of six months, as opposed to a few days when our product is not cryopreserved. We are using our product in its cryopreserved form in our pivotal clinical trials for the treatment of venous and diabetic ulcers.

             o On February 21, 2001, the FDA granted our application for commercial sale of OrCel for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat donor site wounds created during that surgery. This is the most severe form of epidermolysis bullosa, a condition in which a newborn's skin constantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring, resulting in deformity of the hands and feet. The epidermolysis bullosa patient population that OrCel will address is small.

             o Our manufacturing facilities, which are at the same location as our offices in New York City, have been approved by the FDA for the manufacture of OrCel for commercial sale. However, we will need larger facilities to manufacture sufficient units of OrCel for anticipated sales for treatment of donor site wounds, after our marketing efforts to secure such sales are under way, and for treatment of venous and diabetic ulcers, if and when FDA approval is secured for sales for treatment of those medical conditions. In December 2001 we entered into a ten-year lease with the New Jersey Economic Development Authority for lease of approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. The leased premises (Tech Center) will be completed and will be available to us in two phases. The initial space, consisting of approximately 26,000 square feet, is in an existing building and will be renovated to our specifications ("Phase #1"). The additional space, consisting of 32,000 square feet, will be a newly constructed building to be built to our specifications ("Phase 2"). The new building will adjoin the existing building. The landlord will be responsible for the completion of the renovations and construction of the buildings and is contributing up to $1,300,000 for the renovations in the existing building and $3,200,000 for the construction of the new building. Any additional renovation or construction costs will be borne by us. We have not yet estimated the cost of such renovations and new construction.

         Our FDA trials have resulted in approval of commercial sales of OrCel for treatment of donor site wounds and for patients with recessive epidermolysis bullosa undergoing hand reconstruction. Two other FDA trials we are currently conducting are for the use of OrCel in treating venous leg ulcers and diabetic foot ulcers. The target population for these four conditions is approximately one million people in aggregate, and a sales potential in excess of $1 billion. Each market is described briefly below. See "Forward Looking Statements."

         Venous Leg Ulcers. Approximately 700,000 Americans are plagued with venous leg ulcers. This type of ulcer is generally found in the lower leg proximate to the ankle and can result from trauma, but is typically associated with chronic venous insufficiency. Chronic venous insufficiency occurs when the venous valves don't close completely and blood is allowed to flow back from the deep venous system through the perforator veins into the superficial venous system. The weight of the backlogged blood pushes on the surrounding tissues of the lower leg and produces swollen, hyperpigmented ankles. Over time the pressure will cause tissue breakdown and an ulcer will form. Roughly 50% of venous leg ulcers are successfully treated with traditional methods, which include compression therapy followed by suggested regular walking and resting with the legs elevated for two hours a day.

         Diabetic Foot Ulcers. Diabetic foot ulcers will affect about 2 million of the 14 million diabetics in the United States during their lifetime. We estimate that there are between 800,000 and 1,200,000 Americans infected with diabetic foot ulcers each year. The ulcers are open sores that remain after the destruction of surface tissue. There are approximately 67,000 amputations each year from the complications created by these ulcers. Current treatments, which include off-loading of pressure, debridement, maintenance of a moist wound environment, wound cleansing and nutritional support, will cure between 50% and 60% of most diabetic ulcers. Assuming that there are 800,000 persons infected with diabetic foot ulcers each year and that 50% are cured with traditional treatments, the remaining nearly 400,000 patients are candidates for use of OrCel to treat their ulcers.

         Donor Site Wounds. There are about 1.2 million people treated annually for burns at medical facilities across the United States. A vast majority of the burns, about 96%, cover a relatively small portion of the total body surface area and are treated on an outpatient basis in doctors' offices, hospitals and burn units. Roughly 4%, or 50,000, of the burn cases are severe and, we believe, require autograft transplants, thereby creating donor site wounds. A donor site wound is the result of an autograft, which involves removing a piece of healthy skin from an uninjured part of the body to cover an open wound at another location on the body. We estimate that the typical severe burn case in which autograft transplant procedures are required to be used creates four donor site wounds per patient, or a total of approximately 200,000 donor site wounds created in the United States each year. Due to differing severity of burns, we estimate that OrCel can be used to treat the donor site wounds resulting from autograft transplants in about 43% of the 50,000 (or 21,500) severely burned patients.

         Epidermolysis Bullosa. Few babies born with severe epidermolysis bullosa survive the first year and those that do are bombarded with constant blistering, which causes scarring that constricts the skin so much that the hands can become disfigured and fingers and toes can fuse together requiring reconstructive surgery. In 1986 a national registry was established to track the number of people with epidermolysis bullosa. OrCel is for use by epidermolysis bullosa patients who have the dystrophic and junctional form of the disease, a population of about 900 according to the national registry's database. Advocacy groups for epidermolysis bullosa patients argue that the registry's estimate is significantly under reported. Although we have received FDA approval for the sale of OrCel for treatment of patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat donor site wounds created during that surgery, our sales efforts will be focused on a small number of regional hospitals with expertise in treating epidermolysis bullosa. Consequently, we do not expect to have significant revenues from the sale of OrCel for the treatment of epidermolysis bullosa.

         Our immediate focus is to use OrCel to treat these four medical conditions. However, we believe OrCel can also be used to treat additional acute and chronic indications such as pressure ulcers (decubitus), cosmetic surgery and indeterminate burns. We also believe that there is an opportunity to apply our core technologies to repair selected structural tissues such as tendon, ligament, cartilage, bone and blood vessels.

         While we believe that our bi-layered product will be effective in treating the medical conditions in our target markets, many companies and academic institutions have developed, or are capable of developing, products or other technologies that are or may be competitive with OrCel. We know of only one other company, Organogenesis, Inc., that has developed a bi-layered product, Apligraf, to treat the same wounds as OrCel. Organogenesis has licensed Novartis, Inc. to market Apligraf and Apligraf, having received FDA approval, is currently being sold for the treatment of venous and diabetic ulcers. We believe that OrCel will have certain competitive advantages over other comparable bio-engineered products in that OrCel (i) has demonstrated superior clinical results in recently released clinical data, accelerating healing in comparison to standard of care and other competitive products; (ii) has the capability to be less expensive to produce and easier for the physician to handle and use; and
(iii) can be stored and delivered in a cryopreserved form, providing production and distribution efficiencies.

         As a development stage company we have only recently begun selling OrCel, realizing net revenues of $105,000 in the 14 week period ending March 9, 2002. Such modest sales were achieved without any marketing effort on our part. Except for such limited sales our activities to date have been limited to human clinical trials of OrCel and research and development. From the creation of our company in March 1991 through December 31, 2001, we have spent approximately $18.0 million for human clinical trials and research and development, not including employee salaries. From inception in March 1991 through December 31, 2001, we have sustained a net loss of $59.2 million and expect to continue to incur substantial operating losses until at least 2003.

         On August 29, 2001, we entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund, L.P. Under such agreement we received $6,000,000 during 2001 and received an additional $4,000,000 in January 2002. Upon completion of additional milestones, we may be eligible to receive another $5,000,000 from Paul Capital, if requested by us, and may incrementally receive an additional $10,000,000, but only upon mutual agreement by both Paul Capital and us.

         In consideration for the first $10,000,000 received by us, Paul Capital will receive a minimum 3.33% of the end user sales of our products in the United States, Canada, and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net receipts from end users of our products in those three countries. We anticipate that the effective cost of the amounts we received from Paul Capital will range from 20% to 35% per annum over the term of the agreement which terminates in December 2011. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds we receive from end user sales of our products in those three countries. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments.

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

         We have granted Paul Capital a security interest in our United States and Canadian patents and trademarks relating to our technology for our OrCel product to secure payments we are required to make to Paul Capital.

         The agreement terminates on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

         We have also recently received a $1,300,000 line of credit for equipment lease financing.

         At our current rate of spending, our cash and cash equivalents on hand at December 31, 2001 (approximately $ .9 million) and the additional $4 million which was due from Paul Capital at December 31, 2001, and was received in January 2002, will enable us to continue our operations through April 30, 2002, assuming that we will not incur unexpected costs. We will be required to raise additional funds (through sale of our securities or debt financing) to complete our clinical trials and to produce and market OrCel. Our failure to receive additional financing will have a material adverse effect on our operations. Also, in order to produce OrCel for treatment of medical conditions with large patient populations, we will have to build larger production facilities, which will require significant additional funding. If we secure the additional funding we need, receive FDA approval for commercial sales of OrCel for treatment of medical conditions with large patient populations and successfully market OrCel, we believe that we will have the opportunity to reach cash break even in 2003.

         On March 27, 2002, we engaged H.C. Wainwright & Co., Inc., an investment banking firm, to act as our financial advisor in connection with raising capital for the Company through debt and/or equity financing. While we can give no assurance that any equity financing will be secured, Wainwright is assisting us in raising equity financing of $12,000,000, which we believe will enable us to continue our operations for the next 12 months.

         If received, we will use the above proceeds primarily to complete our clinical trials for use of OrCel in the treatment of venous stasis and diabetic ulcers and to submit the results of those trials to the FDA for approval to market OrCel for treatment of those medical conditions. We expect that the anticipated financing will allow us to do this. Based upon our current schedule for completion of the clinical trials and submission to the FDA, we believe that we can obtain FDA approval for the use of our product in treating both venous stasis and diabetic ulcers patients in 2003.

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

OrCel

         Our OrCel is a device consisting of two layers of immature human-derived skin cells (dermal and epidermal) supported in a permeable bi-layered collagen matrix. When applied to an area needing skin regeneration, OrCel stimulates the body's healthy cells to rapidly regenerate and remodel the human skin.

         OrCel is not a skin transplant or an artificial skin, but rather a tissue engineered dressing which, we believe, provides an optimal environment for the production and delivery of a multitude of growth factors which appear to promote migration of the patient's own healthy cells into the wound site resulting in accelerated skin regeneration and wound healing. Rejection of OrCel is mitigated because in approximately two weeks the entire OrCel dressing is absorbed by the body and the cells from our product are no longer present.

         We believe that OrCel's bi-layered structure and porous collagen matrix are key differentiating product features which provide a superior structure for cell migration and tissue regeneration. We believe that the immature cells in OrCel produce an optimal mixture of growth factors that stimulate the patient's own natural healing process. The open collagen structure also allows the patients own dermal and epidermal cells to proliferate and migrate into the wound site, as well as to allow the return of blood vessels to the wound site. The OrCel dressing is absorbed by the body in approximately 7-14 days and is replaced by the patient's own skin.

Benefits

         There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, the cell-based unilayered approach, and the cell based bi-layered approach. The acellular approach uses a non-living material, particularly cadaver skin, collagen, silicone, or an ointment to treat the wound. The cell-based approaches employ living cells in order to closely replicate human skin cells and stimulate wound repair and tissue regeneration. The unilayered approach, although a cell-based approach, utilizes either living epidermal or dermal cells, but not both. The approach we believe to be the most advanced is the bi-layered, dermal and epidermal, approach. The only bi-layered product other than OrCel that is available for sale is Apligraf, a product developed by Organogenesis, Inc.

         We believe OrCel induces faster wound healing and reduces pain and complications generally associated with open wounds. We also believe that autograft donor sites treated with OrCel tend to be ready for recropping earlier than sites treated with the current standard of care.

         We believe that OrCel is easier to use than the existing available bi-layered technology because the composition and packaging of our product allows the surgeon or other physician to easily remove OrCel from its packaging and simply drape it over the wound. Our product can generally be applied to a wound in less than one minute.

         We further believe our product constitutes a cost effective alternative to conventional standards of wound care. The conventional treatment for wounds such as venous and diabetic ulcers, burns and autograft donor sites can be expensive and require multiple doctor visits and potentially lengthy hospitalization. Because of the more rapid healing process we expect from treating these wounds with OrCel, the length of hospital stays and the number of follow up visits to doctors may be reduced substantially. In addition, our ability to cryopreserve our product allows for a longer shelf life for storage of our product, which we believe will make it more appealing to the end user - the physician or hospital. See " Forward Looking Statements."

Regulatory Process and Clinical Trials

         Regulatory Framework. We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries for commercial sale.

         The FDA regulates the manufacture, distribution and promotion of medical devices in the United States, pursuant to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder. OrCel is subject to these regulations and is currently classified as a medical device. We must obtain pre-market approval by the FDA prior to commercial sale of OrCel. Pre-market approval requires proof of safety and efficacy through human clinical trials. Pre-market approval is a lengthy and expensive process. Although we have secured pre market approval from the FDA for commercial sales of OrCel for the treatment of donor site wounds and for use on patients with recessive dystrophic epidermolysis bullosa undergoing reconstructive hand surgery and to treat donor site wounds created during that surgery, we can give no assurance that we will obtain pre-market approval for sale of OrCel for the treatment of medical conditions with larger patient populations.

         To obtain pre-market approval, we must submit an application to the FDA, supported by extensive data, including human clinical trial data, and documentation to prove the safety and efficacy of the device. Applicable regulations provide that the FDA has 180 days to review an application for pre-market approval during which time an advisory committee usually evaluates the application and makes recommendations to the FDA. While the FDA has responded to applications for pre-market approval within that time period, as it did in approving OrCel for treatment of donor site wounds, reviews usually occur over a significantly protracted period of twelve to twenty-four months. Many devices are never cleared for marketing.

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

         We have developed rigorous internal standards for testing and compiling data necessary for FDA filings. We conducted feasibility studies for all the medical conditions we propose to treat with OrCel prior to filing applications with the FDA for pivotal trials. We assume that this process has allowed us to submit more precise protocols to the FDA, clearly defining the clinical objectives we wish to support in the pivotal trial phase. We engage in an ongoing dialogue with the FDA in an effort to manage the approval process both effectively and efficiently. At the present time we

               - have received FDA approvals for commercial sales of OrCel for treatment of donor site wounds and for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstructive surgery and to treat donor site wounds created during that surgery, and

               - are conducting two pivotal clinical trials for use of OrCel in its cryopreserved form for the treatment of venous ulcers and diabetic ulcers.

Description of the Production Process

         OrCel cells are derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in culture in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute our proprietary OrCel, which we can then deliver to customers in a "fresh" or cryopreserved state.

Original Research

         Our technology was developed by Dr. Mark Eisenberg, a physician in Sydney, Australia. Dr. Eisenberg is an officer and director and one of the founders of Ortec. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty five years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient's own skin. Dr. Eisenberg continued his research which eventually led to the development of OrCel - a tissue-engineered dressing which consists of both the dermal and epidermal layers. The current research for our proprietary technology is performed at our laboratory in New York City and in our laboratory in Sydney, Australia.

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

Production and Supply

         We believe that production capacity at our facility in the Audubon Biomedical Science and Technology Park in New York City should be sufficient to meet demands for OrCel for treatment of donor site wounds and in hand reconstruction surgery for patients with recessive dystrophic epidermolysis bullosa. We will need larger production facilities to achieve significant sales of OrCel for treatment of larger patient populations, such as patients with venous and diabetic ulcers.


         In December 2001 we entered into a ten-year lease with the New Jersey Economic Development Agency to lease approximately 58,000 square feet of manufacturing and office space, located in North Brunswick, New Jersey. The terms of that lease transaction is described in Part I, Item 1 -
"Business-Overview" in this annual report and in Item 2 - "Properties."

         Such facilities will have to be FDA validated and approved. Any manufacturing, whether by us or by a third party manufacturer, for any future commercial scale production of OrCel will also have to be in compliance with the good manufacturing processes and quality system regulations mandated by the FDA. Our production facility in the Audubon Biomedical Science and Technology Park was inspected and approved by the FDA in September 2000 for the manufacturing of OrCel for commercial sale. We expect to move into our new facilities in North Brunswick, New Jersey in 2003.

Competition

         We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. As we noted previously, there are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell- based unilayered (epidermal or dermal cell) approach, and the cell based bi-layered (epidermal and dermal cell) approach. The approach we believe to be the most advanced and effective is the bi-layered approach.

         There is also a procedure which cultures the patient's own epidermal cells to create an epidermis like layer. That procedure takes a number of weeks to create that epidermal layer. Genzyme Biosurgery is currently selling such a product for treatment of severely burned patients only, pursuant to an FDA humanitarian device exemption.

         We consider our primary competitors to be Organogenesis, Inc. and Advanced Tissue Sciences, Inc. The FDA approved Organogenesis' Apligraf, which employs the bi-layered approach, for treatment of venous ulcers in May 1998 and for the treatment of diabetic ulcers in June 2000, and Organogenesis is selling Apligraf through a joint venture with Novartis Pharmaceuticals Corporation. Advanced Tissue, through a joint venture agreement with Smith & Nephew PLC, markets Transcyte, a unilayer, non-absorbable biosynthetic matrix, seeded with dermal fibroblast cells, which acts as a temporary wound covering for severe burns and as a covering for partial thickness burns. Advanced Tissue's Dermagraft product for the treatment of diabetic foot ulcers was rejected by the FDA in June 1998 and additional trials were mandated by the FDA to prove efficacy. In August 2000 Advanced Tissue submitted the results of their additional trials to the FDA and received approval for commercial sale of their product in October 2001.

         We believe that the following are the greater benefits derived by users of OrCel.

             o OrCel can be cryopreserved so that it can be stored by the hospital or clinic instead of awaiting shipment.

             o OrCel uses a porous collagen matrix and undifferentiated epidermal and dermal cells, resulting in a vigorous growth factor production which appears to enable a quicker healing process.

             o OrCel is "user friendly". The physician opens a cassette, peels off the protective mesh and immediately lays the Composite Cultured Skin on the wound. The process should take as little as one minute.

         We believe that many of our competitors may have greater financial and other resources than we do and most of them have conducted and continue to conduct human clinical trials, some of which are at more advanced stages than our human clinical trials.

         Although we are not aware of any biologically active skin repair product that has received pre-market approval from the FDA except as discussed above, there may be other companies having greater financial resources than we do who may develop other skin regeneration or wound healing technologies that may be more effective than OrCel, or that may make OrCel obsolete.

Patents and Proprietary Rights

         We have two U.S. patents for the technology for OrCel, both of which expire in 2011. We have also been granted corresponding patents in Europe (for most of the countries in Europe) and in Australia and New Zealand, Ireland, Israel, Japan, Thailand and South Africa. We are prosecuting patent claims in Canada, The Russian Federation, Brazil and China.

         In December 2000 and January 2001, we filed four additional patent applications with the United States Patent Office directed to further aspects of our OrCel technology. The patent applications focus on our cryopreservation, cell and manufacturing processes, and a cardiovascular application of our technology.

         One of our competitors filed an opposition with the European Patent Office challenging the validity of our European patent. The opposition in Europe was rejected in February 2002 and our patent was held novel and inventive. The expiration date of our European patent is March 24, 2011.

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

Employees

         We presently employ 95 people on a full-time basis, including five executive officers. Including our executive officers, we employ 92 persons in New York City and 3 people at our laboratory in Sydney, Australia. We also have part time employees, 4 in New York and 2, including Dr. Eisenberg, in Australia. We anticipate hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as our needs arise.

Item 2. PROPERTIES

         We occupy an aggregate of 17,287 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, pursuant to four separate lease agreements, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce OrCel. As of December 31, 2001 we were paying an aggregate of $47,615 rent per month for use of all our space at the Audubon facility.

         In December 2001 we entered into a ten-year lease with the New Jersey Economic Development Agency to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. The leased premises (Tech Center) will be completed and will be available to us in two phases. The initial space, consisting of approximately 26,000 square feet, is in an existing building, which will be renovated to our specifications ("Phase #1") and the additional space, consisting of 32,000 square feet, will be a newly constructed building built to our specifications ("Phase #2"). The new building ("Phase #2") will adjoin the existing building ("Phase #1"). The landlord will be responsible for the completion of the renovations and construction of the buildings and is contributing up to $1,300,000 for the renovations in the existing building and $3,200,000 for the construction of the new building. Any additional renovation or construction costs will be borne by us. We have not estimated the cost of such renovations and new construction.

         We expect to move into these new facilities in 2003. The initial base rent for Phase #1, starting 9 months after the lease Commencement Date, is $14.00 per square foot for the next 15 months, increasing to $25.00 and $26.00 per square foot during the third and fourth years, respectively, and to a base rent of $29.00 per square foot in the fifth year to the balance of the initial term of the lease. The initial base rent for Phase #2, commencing upon substantial completion of the construction of the building, is $23.00 per square foot during the first year after completion, increasing annually at the rate of $1.00 per square foot during the second and third years, to a base rent of $26.00 per square foot in the fourth year to the balance of the initial term of the lease. We will also be responsible for additional rent for operating expenses.

         Due to timing of our anticipated move to the Tech Center premises in North Brunswick, we also leased, as of March 1, 2002, from the same landlord, approximately 3,200 square feet in an adjoining building, for a 16 month term, at an initial base rent of $30.00 per square foot during the first year, increasing to $31.50 per square foot during the last four months of the term.

         We also lease approximately 5,000 square feet of space at 147-155 Queen Street, Beaconsfield, Sydney, Australia, on a month to month basis, where we operate a research laboratory to conduct our research and development activities in Australia. We pay rent in Australian dollars, which at the current rate of exchange amounts to approximately US$24,900 per year. We rent this space from Dr. Mark Eisenberg's father's estate on terms that we believe are not less favorable to us than for rental of similar space in Sydney, Australia, from non-related third parties.


ITEM 3. LEGAL PROCEEDINGS

         The summons and the complaint in the legal proceeding instituted by Dov Shellef against us and six of our then directors and one of our executive officers who was not a director, were served on us and those individual defendants in December 2001. The complaint's allegations and the court in which that legal proceeding was instituted, are described in our 10-Q report for the quarter ended September 30, 2001.

                                     PART II


Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is listed on the NASDAQ SmallCap Market under the symbol "ORTC". The following table sets forth the high and low sales prices of our common stock as reported by NASDAQ for each full quarterly period from January 1, 2000 through December 31, 2001.

2001                                      High             Low
----
          First Quarter                   8.75             5.81
          Second Quarter                  6.98             5.75
          Third Quarter                   7.75             6.00
          Fourth Quarter                  6.94             4.45
2000                                      High             Low
----
          First Quarter                   17.00            7.00
          Second Quarter                  11.13            6.00
          Third Quarter                   11.00            7.00
          Fourth Quarter                  11.15            5.50

Security Holders

         To the best of our knowledge at March 11, 2002, there were 121 record holders of our common stock. We believe that as of such date there were an additional 1,889 beneficial owners of our common stock, whose shares are held in "street name."

Dividends

         We have not paid, and have no current plans to pay, dividends on our common stock.

Recent Sales of Unregistered Securities

         During the fourth quarter of 2001 we granted to 17 employees, directors and consultants options under our Employee Stock Option Plan to purchase an aggregate of 426,000 shares of our common stock, at exercise prices ranging from $4.70 to $6.10 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.


Item 6.  Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes included in Item 7 and Management's Discussion and Analysis included elsewhere in this Annual Report:

                                                                                                                Cumulative
                                                                                                                    from
                                                                                                                  March 12,
                                                                                                                    1991
Statement of operations data                                                                                  (inception) to
----------------------------                                                                                   December 31,
  Years Ended December 31,            1997           1998            1999            2000            2001           2001
                                  ----------     ----------    ------------     -----------     -----------    ------------
Product revenue                  $     -        $     -        $      -        $      -        $     21,890    $     21,890
                                  ----------     ----------    ------------     -----------     -----------    ------------
Expenses
   Research and development        1,178,836      1,933,877       3,106,908       4,191,317       4,283,038      18,048,392
   Rent                              166,498        252,397         473,010         535,443         589,238       2,179,535
   Consulting                        474,908        908,495         834,180         838,383       1,413,153       5,226,515
   Personnel                       1,901,409      4,060,629       3,742,632       4,763,662       6,605,630      22,949,360
   General and administrative      1,320,488      1,725,201       2,152,968       2,297,769       2,671,887      12,002,685
   Interest and other expense         75,126        104,605          99,522          89,712         536,070       1,019,506
   Interest income                  (291,602)      (572,549)       (368,711)       (586,623)       (191,749)     (2,249,449)
                                  ----------     ----------    ------------     -----------     -----------    ------------
                                   4,825,663      8,412,655      10,040,509      12,129,663      15,907,267      59,176,544
                                  ----------     ----------      ----------      ----------      ----------     -----------
Net loss                         $(4,825,663)   $(8,412,655)   $(10,040,509)   $(12,129,663)   $(15,885,377)   $(59,154,654)
                                  ==========     ==========     ===========     ===========     ===========     ===========
Net loss per share of common
 stock
   Basic and diluted                  $(1.01)        $(1.43)         $(1.51)         $(1.37)         $(1.64)        $(12.67)
Weighted average common stock
 outstanding
   Basic and diluted               4,782,239      5,878,971       6,634,874       8,847,295       9,691,608       4,668,594
                                   =========      =========       =========       =========       =========       =========
Balance sheet data
------------------
Working capital (deficiency)     $12,982,711    $ 9,368,901    $ 11,009,660    $  7,966,410    $ (2,529,159)
Total assets                      14,998,414     12,391,039      15,011,645      11,719,760       4,038,601
Long-term debt, excluding
 current maturities                  722,704      1,152,180       1,044,857         912,489       6,768,983
Shareholders' equity/(deficit)    13,716,618     10,390,759      12,370,720       9,392,325      (6,304,972)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward looking statements.

Forward Looking Information

         This Report on Form 10-K contains certain forward looking statements and information relating to Ortec, that are based on the beliefs of management, as well as assumptions made by management, utilizing currently available information. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Form 10-K Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward looking statements.

         The following discussion should be read in conjunction with our financial statements and notes thereto.

General

         Since Ortec's inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, and autograft donor site wounds for burn victims. We call our product OrCel'TM' and in June 2001 we filed a trademark application for such name with the United States Patent and Trademark Office.

         In February 2001 Ortec received FDA approval to make commercial sales of OrCel for use on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though Ortec is still a development stage enterprise, in December 2001 we began our first commercial shipment of product, realizing sales revenues of approximately $22,000.

         From inception to date, we have incurred cumulative net losses of approximately $59.2 million. We expect to continue to incur substantial losses until at least 2003, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

         We are currently conducting pivotal clinical trials of OrCel in the treatment of venous stasis and diabetic foot ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. Diabetic ulcers are open sores that remain after the destruction of surface tissue. Ortec expects to complete the venous stasis clinical trials by the end of 2002, with submission of the FDA filing by the first quarter of 2003. We expect to complete the diabetic ulcers pivotal clinical trials early in 2003, with submission to the FDA anticipated by the end of the second quarter 2003. We anticipate obtaining FDA approval in 2003 for the use of our OrCel product in the treatment of both these medical conditions.

         We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until at least 2003.

Critical Accounting Policies

Revenue Recognition. Revenues from sales are recognized upon shipment of product to customers. In December 2001 Ortec made its first commercial sales of product to customers.

         We account for our Revenue Interest Assignment Agreement in a manner similar to that of debt and provide for interest to reflect the estimated cost of the funds received. Interest is imputed at 30% per annum, which is the minimum return under the agreement. Interest may range from 20% to 35% per annum depending on our sales and the ultimate term of the Agreement.


Results of Operations

Year Ended December 31, 2001, and December 31, 2000.

Revenues
         Ortec made its first commercial shipments of OrCel to customers in December 2001, earning revenues from operations of approximately $22,000.

Expenses
         Expenses increased by approximately $3.4 million in 2001 from approximately $12.7 million in 2000 to approximately $16.1 million in 2001.

Personnel. Personnel costs increased by approximately $1.8 million to $6.6 million in 2001, compared with $4.8 million in 2000. This increased expense resulted from the additional personnel required to conduct and manage the clinical trial programs, to manufacture the product required by our clinical trial programs and other research and development activities, to prepare for manufacturing scale-up and marketing and an increase in corporate and administrative expenses. During 2001, we conducted two pilot clinical trials, concluded a pivotal clinical trial and the relevant FDA submissions. Based on these trials and submissions, Ortec was granted two FDA approvals in 2001.

Consulting. These fees increased by $.6 million from $.8 million in 2000 to $1.4 million in 2001, primarily due to costs incurred in conducting the clinical trials and FDA submissions, noted above, the development of a new cryopreserved product and in hiring a marketing consultant.

Research and Development. These expenses increased by approximately $.1 million to $4.3 million in 2001, compared with $4.2 million in 2000. The increase in research and development expenses was primarily due to the costs of conducting the venous and diabetic ulcers clinical trials, as well as research work performed in the areas of cryopreservation and production cost reduction.

General and Administrative. These expenses increased by $.4 million from $2.3 million in 2000 to $2.7 million in 2001, due to increased marketing and legal expenses incurred, as Ortec prepares for commercial sales of its product and continues its financing activities. During 2001, the Company worked on and entered into several significant agreements, including the Paul Capital Revenue Interest Assignment agreement, the GE Capital Asset Financing agreement and the Technology Center of New Jersey Lease agreement. We also investigated and evaluated several potential corporate investment partners.

Interest Expense. Ortec incurred increased interest expense of $.4 million in 2001, compared with the expense incurred in 2000. On August 29, 2001, Ortec entered into a Royalty Revenue Interest Assignment agreement with Paul Capital and as part of this agreement, was entitled to receive $10.0 million in 2001. $6.0 million of this amount was received in 2001 and the remaining $4.0 million was received in January 2002. Upon the achievement of certain milestones, Ortec may be entitled to receive another $5.0 million and may incrementally receive an additional $10.0 million, but only upon the mutual agreement of both the Company and Paul Capital. Management anticipates that the effective cost of these funds based on the anticipated revenue stream, over the term of this agreement, which terminates in December 2011, will range between 20% to 35% per annum and as such, approximately $455,000 in interest expense has been accrued in 2001. We have provided for interest at 30% per annum which represents the minimum return to Paul Capital assuming that we do not early terminate the agreement.

Interest Income. Interest income declined by approximately $395,000 from $587,000 in 2000 to approximately $192,000 in 2001, primarily due to the smaller average cash balances outstanding during 2001 compared with 2000.

Year Ended December 31, 2000, and December 31, 1999.

Revenues
There were no revenues from commercial sales in 2000 and 1999.

Expenses
Research and Development. Expenses for the year ended December 31, 2000 increased to $4.2 million from $3.1 million for the year ended December 31, 1999, which amounts do not include consulting expenses, a significant portion of which was paid for research and development projects. Such consulting expenses for research and development amounted to approximately $838,000 in 2000 and $834,000 in 1999. The increase in research and development expenses relate primarily to the costs associated with the increased clinical trial activity, cryopreservation research and for enhancement and other applications of Orcel.

General and Administrative. This expense amounted to $2.3 million for the year ended December 31, 2000 and $2.2 million for 1999.

Personnel. Personnel expenses for the year ended December 31, 2000 increased to $4.8 million from $3.7 million for the year ended December 31, 1999. This increase resulted from the larger number of persons employed because of increased research and product development, to conduct our clinical trials, to prepare for manufacturing scale-up in anticipation of marketing our product, and for additional administrative personnel required as a result of such increased staffing levels.

Rent. This expense increased to $535,000 in 2000 from $473,000 for the year ended December 31, 1999. This resulted from the increased space occupied at Columbia University's Audubon Biomedical Science and Technology Park in New York City for additional research and development laboratories and to accommodate the increased staffing in 2000.

Interest Income. Interest income increased by approximately $218,000 from approximately $369,000 in 1999 to approximately $587,000 in 2000, because of larger cash and cash equivalent balances in 2000 that resulted from sales of common stock.

Liquidity and Capital Resources

         Since inception (March 12, 1991) through December 31, 2001, Ortec has accumulated a deficit of approximately $59.2 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to December 31, 2001, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million, and in 2001, we received $6 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

         For the year ended December 31, 2001, we used net cash for operating activities of approximately $13.0 million. Cash used in operating activities resulted primarily from our net loss of $15.9 million, offset by non cash depreciation and amortization of approximately $737,000, approximately $188,000 of non cash stock compensation and an increase in accounts payable and accrued expenses of approximately $2.1 million.

         In 2001 we invested approximately $620,000 in property, plant, equipment and patent application costs and made deposits and advances of $105,000 toward certain agreements. Additionally, we paid down $132,000 on our loans payable during 2001. We did not receive any cash from the sale of our common stock, but we did receive $6.0 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P.

         In December 2001 we entered into a ten-year lease with New Jersey Economic Development Authority to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. The leased premises will be completed and will be available to us in two phases. The initial space, consisting of approximately 26,000 square feet, is in an existing building, which will be renovated to our specifications. The additional space, adjoining the existing building and consisting of 32,000 square feet, will be constructed to our specifications. The landlord is responsible for the completion of the renovations and construction of the building and is contributing up to $1,300,000 for the renovations and $3,200,000 for the construction of the new building. Any additional renovation or construction costs will be borne by us.

         We expect to move to the new facility and to be fully operational at that site in 2003. We believe that the move into the existing building will provide us with the anticipated manufacturing capacity required through 2004, sufficient to generate sales revenues in excess of $50.0 million. Accordingly, we believe that initially no additional manufacturing build-out costs will be necessary in the building to be constructed. That second move into the newly constructed building will allow us to consolidate our manufacturing, marketing and sales, research and administrative operations in one location, facilitate future growth and afford us the ability to increase our manufacturing capacity at such time as the manufacturing capacity in the existing building is fully utilized.

         On August 29, 2001, we entered into a Revenue Interests Assignment Agreement with Paul Capital. During 2001, Ortec was eligible to receive $10.0 million under this agreement. We received $6.0 million in 2001 and the remaining $4.0 million balance in January 2002. Upon completion of additional milestones, we may be eligible to receive another $5.0 million. In addition, we may incrementally receive another $10.0 million, but only upon mutual agreement by both Ortec and Paul Capital.

         In consideration for the first $10.0 million received by us, Paul Capital will receive a minimum of 3 1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico, which percentage will be proportionately increased by the additional amounts paid by Paul Capital to us under the August 29, 2001 agreement. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. We anticipate that our effective cost for the amounts we receive from Paul Capital will range between 20% to 35% per annum. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to us from end user sales of our products in those three countries. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments.

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

         We have granted Paul Capital a security interest in our United States and Canadian patents and trademarks relating to our technology for our product, to secure payments we are required to make to Paul Capital.

         The agreement terminates on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

         In January 2002 we received a $1,300,000 line of credit from GE Capital for equipment lease financing. These proceeds will be utilized in financing manufacturing equipment purchases in 2002.

         Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs, preclinical testing and clinical trials, the time involved in obtaining regulatory approvals for commercial sale of our product to treat venous stasis and diabetic foot ulcers, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, our cost of manufacturing scale up and the cost and effectiveness of commercialization activities and arrangements.

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing scale up, marketing, sales, distribution, and administrative activities. Our cash and cash equivalents on hand at December 31, 2001, (approximately $.9 million), and the additional $4.0 million which was due from Paul Capital and was received in January 2002, will enable us to continue our operations until April 30, 2002.

         We have raised funds in the past through the public or private sale of securities and through the agreement with Paul Capital. Even after the remaining $4.0 million received from Paul Capital in January 2002, we will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions.

         On March 27, 2002, we engaged H.C. Wainwright & Co., Inc., an investment banking firm, to act as our financial advisor in connection with raising capital for the Company through debt and/or equity financing. While we can give no assurance that any equity financing will be secured, Wainwright is assisting us in raising equity financing of $12,000,000, which we believe will enable us to continue our operations for the next 12 months.

         If received, we will use the above proceeds primarily to complete our clinical trials for use of OrCel in the treatment of venous stasis and diabetic ulcers and to submit the results of those trials to the FDA for approval to market OrCel for treatment of those medical conditions. We expect that the anticipated financing will allow us to do this. Based upon our current schedule for completion of the clinical trials and submission to the FDA, we believe that we can obtain FDA approval for the use of our product in treating both venous stasis and diabetic ulcers patients in 2003.

         We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with us, in exchange for manufacturing, marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Grant Thornton LLP, dated February 22, 2002, except for Note A as to which the date is April 15, 2002.

                                    PART III

Item 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Our directors and executive officers are as follows:


Name                                       Age       Position
----                                       ---       --------
Steven Katz, Ph.D.                         57        Chairman of the Board of Directors and Chief
                                                     Executive Officer

Dr. Mark Eisenberg                         64        Senior Vice President, Research and Development,
                                                     and Director

Ron Lipstein                               46        Vice Chairman of the Board of Directors,
                                                     Secretary, Treasurer and Chief Financial Officer

Alain M. Klapholz                          45        Vice President, Operations, and Director

Costa Papastephanou, Ph.D.                 56        President

William Schaeffer                          54        Chief Operating Officer

Steven Lilien, Ph.D.                       54        Director

Allen I. Schiff, Ph.D.                     56        Director


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

         Alain M. Klapholz, one of our founders, has been our Vice President and a director since 1991. He has been employed by us since 1991. He has an MBA from New York University.

         Costa Papastephanou was employed by us in February 2001 as our president. Prior to joining us, he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers' Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as President of the global chronic care division, where he was responsible for that division's sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs. He holds a Ph.D. in Biochemistry from University of Miami as well as a Master of Science in Microbial Biochemistry from University of London.

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

         Allen I. Schiff was elected a director of Ortec on June 11, 2001. He has been Director of the Field Study Program at Fordham University Graduate School of Business since 1992. That program performs consulting projects for businesses and charitable institutions including a number of major well known business and charitable entities. From 1985 through 1989 he was chairman of both the undergraduate and the graduate accounting departments at Fordham University. He has a Ph.D. in business administration and an MS in accounting, both from New York University. He is a director and chairman of the audit committee of Data Software and Systems, Inc., a publicly held company whose shares are listed on NASDAQ and whose principal business is the development of compatible software for use by utilities.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our non-employee directors were compensated for their services and attendance at meetings in 2001 through the grant of options pursuant to our Employee Stock Option Plan and payment of $5,000 to Dr. Steven Lilien for his services as chairman of our audit committee and $2,500 to Dr. Allen Schiff for his services in the last three months of 2001 as a director and a member of our audit committee. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

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

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2001, 2000 and 1999 to our Chief Executive Officer and to each of our other executive officers (collectively, the "Named Officers").

                                            SUMMARY COMPENSATION TABLE


                                                                                                          Long Term
                                                        Annual Compensation                              Compensation
                                                        -------------------                              ------------
                                                                                                           Securities
               Name and                                                               Other Annual         Underlying
          Principal Position               Year        Salary($)       Bonus($)      Compensation($)      Options/SARs
          ------------------               ----        ---------       --------      ---------------      ------------
Steven Katz ...........................    2001         236,392         92,000                              200,000
Chief Executive                            2000         209,807         94,605           9,000*             129,278
 Officer and Chairman                      1999         200,000         35,000           9,000*              50,000

Ron Lipstein .........................     2001         214,447         86,000                              185,000
Vice Chairman, Secretary,                  2000         179,712         78,105           9,000*             118,128
Treasurer and CFO                          1999         165,000         50,000           9,000*              35,000

Costa Papastephanou................        2001         181,625                                              60,000
President

Alain Klapholz .......................     2001         170,604         20,000                               60,000
Vice President                             2000         159,808         30,000                               23,300
and Director                               1999         150,000         15,000                               10,000

William Schaeffer ...................      2001         188,688                                              10,000
Chief Operating Officer                    2000         167,308                                              17,000
                                           1999         157,871         30,000                               20,000

----------------------
* In lieu of health insurance.


Board Compensation

         Drs. Steven Lilien and Allen I. Schiff are our only non-employee directors. For Dr. Steven Lilien's services in 2001 as a director and as chairman of our audit committee, in November 2001 we granted Dr. Lilien 7 year options to purchase 15,000 shares of our common stock. For his services in 2001 as a director and as a member of our audit committee, in June and November 2001 we paid Dr. Schiff an aggregate of $2,500 and we granted Dr. Schiff 7 year options to purchase an aggregate of 15,000 shares of our Common Stock. Such options were granted under our Employee Stock Option Plan and different options are exercisable at $4.75, $6.30 and $8.75 per share each.

Option Grants in Last Fiscal Year

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 by us to the Named
Officers:


                                                                                        Potential Realizable
                                                                                              Value at
                                                                                           Assumed Annual
                                                                                        Rates of Stock Price
                                                                                          Appreciation for
                                Individual Grants                                            Option Term
                                -----------------                                            -----------
             (a)              (b)                 (c)              (d)           (e)            (f)       (g)
                           Number of           % of Total
                          Securities          Options/SARs
                          Underlying           Granted to      Exercise or
                         Options/SARs         Employees in     Base Price     Expiration
            Name            Granted         Fiscal Year (1)     ($/Share)        Date         5% ($)    10% ($)
            ----            -------         ---------------     ---------        ----         ------    -------
Steven Katz                  50,000                7.9            8.75         2/12/08        178,106   415,064
                            150,000               23.8            4.75         11/1/08        290,059   675,961

Ron Lipstein                 45,000                7.1            8.75         2/12/08        160,296   373,557
                            140,000               22.2            4.75         11/1/08        270,722   630,877

Costa Papastephanou(2)       10,000                1.6            7.063         2/5/08        28,753     67,008
                             30,000                4.8            6.30         6/12/08        76,942    179,308
                             20,000                3.2            4.75         11/1/08        38,675     90,128

Alain Klapholz               10,000                1.6            8.75         2/12/08        35,621     83,013
                             50,000                7.9            4.75         11/1/08        96,686    225,320

William D. Schaeffer (2)     10,000                1.6            4.75         11/1/08        19,337     45,064


----------------------

 (1) Options to purchase a total of 630,500 shares of common stock were granted to our employees, including the Named Officers, during the fiscal year ended December 31, 2001.

 (2) The options granted to Messrs. Papastephanou and Mr. Schaeffer vest as follows: 25% one year after the date of grant, an additional 25% two years after, an additional 25% three years after and the remaining 25% four years after the date of grant.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option
Value

         The following table sets forth certain information regarding options (which include warrants) exercisable during 2001 and the value of the options held as of December 31, 2001 by the Named Officers. None of the Named Officers exercised any options in 2001 nor did Messrs. Katz, Lipstein or Klapholz hold any options which were not exercisable at December 31, 2001. At December 31, 2001, Mr. Papastephanou and Mr. Schaeffer respectively held 60,000 and 35,874 options which were not yet exercisable.


                                                                              Value of Unexercised
                             Number of Unexercised Options at                 In-the-Money Options
Name                                 Fiscal Year End                         at Fiscal Year End (1)
---------                            ---------------                         ----------------------
Steven Katz                              625,028                                    $158,820

Ron Lipstein                             633,128*                                    148,100

Costa Papastephanou                       60,000 (not exercisable)                    21,000

Alain Klapholz                           202,300                                      52,940

William D. Schaeffer                      34,876                                       2,625

William D. Schaeffer                      35,874 (not exercisable)                     7,875

-------------------

 * Includes warrants to purchase 15,000 shares held by Mr. Lipstein's minor children.

 (1) The closing price of our common stock on December 31, 2001, as listed on the Nasdaq SmallCap Market, was less than the exercise price of options held by these five Named Officers to purchase an aggregate of 1,164,006 shares.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2002 by (i) each person (or group of affiliated persons) who we know owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


                                                     Amount and                  Percentage of
Name and Address                                      Nature of                   Outstanding
of Beneficial Owner                             Beneficial Ownership             Shares Owned**
-------------------                             --------------------             --------------
Steven Katz*                                          747,915(1)                      7.2

Mark Eisenberg*                                       596,000                         6.1

Ron Lipstein*                                         876,024(2)                      8.5

Alain Klapholz*                                       491,806(3)                      5.0

Costa Papastephanou*                                    4,250(4)                      ***

William D. Schaeffer*                                  40,114(5)                      ***

Steven Lilien                                          35,900(6)                      ***
   19 Larchmont Street
   Ardsley, NY 10502

Allen I. Schiff                                        15,000(7)                      ***
   Fordham University
   Graduate School of Business
   113 West 60th Street
   New York, NY 10023

George Soros                                        1,153,906(8)                     11.9%
   888 Seventh Avenue, 33rd Floor
   New York, NY 10106

Franklin Resources, Inc.                              688,866(9)(10)                  7.1%
   One Franklin Parkway
   San Mateo, CA 94403-1906

Pequot Capital Management, Inc.                     2,069,064(9)(10)                 21.3%
   5000 Nyala Farm Road
   Westport, CT 06880

All officers and directors as a group               2,807,009(1-7)                   25.0%
(eight persons)

* The address of these persons is at the Company's offices 3960 Broadway, New York, NY 10032.

** The number of shares of common stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after February 28, 2002. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***   Less than 1%, based upon information available to us.

(1) Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 625,853 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

(2) Includes 33,600 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 33,600 shares. Also includes 618,953 shares issuable to Mr. Lipstein and 15,000 to his minor children upon his and their exercise of outstanding options and warrants.

(3) Includes 26,900 shares owned by Mr. Klapholz' minor children. Mr. Klapholz disclaims any beneficial interest in such 26,900 shares. Also includes 202,300 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

(4) Includes 2,500 shares issuable to Mr. Papastephanou upon his exercise of outstanding options.

(5) Includes 37,514 shares issuable to Mr. Schaeffer on his exercise of outstanding options.

(6) Includes 35,500 shares issuable to Dr. Lilien on his exercise of outstanding options.

(7) All 15,000 shares are issuable to Dr. Schiff on his exercise of outstanding options.

(8) As reported by Mr. Soros on a Form 13GA filed by him with the Securities and Exchange Commission which recites that this number includes 722,238 shares held for the account of Quasar International Partners C.V. ("Quasar") and 431,572 shares held for the account of Lupa Family Partners ("Lupa"). Soros Fund Management LLC serves as principal investment manager of Quasar (a Netherlands Antilles limited partnership) and, as such, and Mr. George Soros as Chairman of Soros Fund

      Management LLC, may be deemed to have investment discretion over and the power to direct the voting and disposition of the shares held for the account of Quasar. Lupa is a New York limited partnership. In his capacity as a general partner of Lupa, Mr. Soros may be deemed to have voting and dispositive power with respect to shares held for the account of Lupa.

(9) As reported on Forms 13G filed by such persons with the Securities and Exchange Commission.

(10) Shares held by investment funds. These have sole or shared investment and/or voting power for these shares.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

         See "Eisenberg Consulting Agreement" for a description of our consulting agreement with Dr. Mark Eisenberg.

Change of Control Agreements

         Our Board of Directors has authorized agreements with four of our executive officers in the event of a "change of control" of Ortec. In the agreements with Messrs. Katz, Lipstein and Klapholz "change of control" of Ortec will be defined as a change in the ownership or effective control of Ortec or in the ownership of a substantial portion of Ortec's assets, but in any event if Messrs. Katz, Lipstein and Klapholz and Dr. Mark Eisenberg no longer constitute a majority of our Board of Directors. The payments to be made to such three executive officers in the event of a change of control range from 2 to 2.99 times the compensation paid by us to such executive in the twelve-month period prior to the change of control. The change of control agreements with Messrs. Katz, Lipstein and Klapholz will provide that in the event that such change of control occurs, the expiration dates of all options and warrants which have been granted to such executive officers and which expire less than three years after such change of control, will be extended so that such options and warrants expire three years after such change of control, and that at Messrs. Katz, Lipstein or Klapholz' election, we will lend such executive officer upon his exercise of any of his warrants or options, interest free and repayable after three years, the funds needed by such executive officer to pay the exercise price.

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


                           AVAILABILITY OF FORM 10-K

         We will provide a copy of our annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, including our financial statements and the financial statement schedules, to any of our stockholders and to any person holding our warrants or options to purchase shares of our common stock, upon written request and without charge. Such written request should be directed to Mr. Ron Lipstein, Secretary, at Ortec International, Inc., 3960 Broadway, New York, NY 10032.

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

     (b) Reports on Form 8-K.

         We did not file any report on Form 8-K in the fourth quarter of 2001.

     (c) Exhibits.


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

-----------

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


                                          Registrant:

                                          ORTEC INTERNATIONAL, INC.


                                          By: /s/ Steven Katz
                                              ---------------
                                              Steven Katz, Ph.D.
                                              Chairman and Chief
                                              Executive Officer

Dated:  April 12, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                   Title                          Date
---------                                                   -----                          ----
/s/ Steven Katz                         Chairman, Chief Executive                      April 12, 2002
-------------------------               Officer and Director (Principal
Steven Katz, Ph.D.                      Executive Officer)

-------------------------------         Senior Vice President, Research
Dr. Mark Eisenberg                      and Development and Director

/s/ Ron Lipstein                        Vice Chairman, Chief Financial                 April 12, 2002
-------------------------               Officer, Secretary,
Ron Lipstein                            Treasurer and Director (Principal
                                        Financial and Accounting Officer)

/s/ Alain M. Klapholz                   Vice President, Operations                     April 12, 2002
----------------------                  and Director
Alain M. Klapholz

Signature                                                   Title                          Date
---------                                                   -----                          ----
/s/ Steven Lilien                       Director                                       April 12, 2002
------------------------
Steven Lilien
/s/ Allen I. Schiff                     Director                                       April 12, 2002
------------------------
Allen I. Schiff



                                 Exhibit Index.


Exhibit No.         Description
----------          -----------
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

---------------

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

 (2) Filed herewith.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
Report of Independent Certified Public Accountants                                                          F-2

Financial Statements

       Balance Sheets as of December 31, 2001 and 2000                                                      F-3

       Statements of Operations for the years ended December 31, 2001, 2000 and
          1999, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 2001                                                                                 F-5

       Statement of Shareholders' Equity/(Deficit) for the cumulative
          period from March 12, 1991 (inception) to December 31, 2001                                       F-6

       Statements of Cash Flows for the years ended December 31, 2001, 2000 and
          1999, and for the cumulative period from March 12, 1991 (inception) to
          December 31, 2001                                                                                 F-10

       Notes to Financial Statements                                                                        F-12 - F-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Ortec International, Inc.


We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2001, and for the period from March 12, 1991 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from March 12, 1991 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company incurred a net loss of $15,885,337 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $2,529,159 and its total liabilities exceeded its total assets by $6,304,972. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

New York, New York
February 22, 2002, except for Note A as to which the date is April 15, 2002

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,

                                    ASSETS                                                2001                   2000
                                                                                       ------------           ------------
CURRENT ASSETS
    Cash and cash equivalents                                                          $    854,025            $ 9,292,478
    Accounts receivable                                                                      21,890
    Due from New Jersey Economic Development Authority                                       82,433
    Other current assets                                                                     87,083                 88,878
                                                                                         ----------            -----------
           Total current assets                                                           1,045,431              9,381,356

PROPERTY AND EQUIPMENT, AT COST
    Laboratory equipment                                                                  2,126,771              1,768,872
    Office furniture and equipment                                                          982,948                857,031
    Leasehold improvements                                                                1,367,784              1,333,144
                                                                                         ----------             ----------
                                                                                          4,477,503              3,959,047
    Less accumulated depreciation and amortization                                       (2,894,782)            (2,223,064)
                                                                                         -----------            ----------
                                                                                          1,582,721              1,735,983

OTHER ASSETS
    Patent application costs, net of accumulated
       amortization of $213,105 in 2001 and
       $159,460 in 2000                                                                     619,676                572,089
    Deferred financing costs, net of accumulated
       amortization of $1,983 in 2001                                                        57,517
    Security deposit - New Jersey location                                                  598,000
    Other deposits and other assets                                                         135,256                 30,332
                                                                                        -----------            -----------
                                                                                        $ 4,038,601            $11,719,760
                                                                                        ===========            ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (continued)

                                  December 31,

                               LIABILITIES AND
                        SHAREHOLDERS' EQUITY/(DEFICIT)                                     2001                    2000
                                                                                       -----------            ------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                             $  2,444,945            $    872,760
    Accrued compensation                                                                   223,393                 226,208
    Accrued professional fees                                                              301,783                 176,528
    Accrued interest                                                                       460,964                   7,081
    Loan payable - current                                                                 143,505                 132,369
                                                                                      ------------            ------------
           Total current liabilities                                                     3,574,590               1,414,946

LONG-TERM LIABILITIES
    Loan payable - noncurrent                                                              768,983                 912,489
    Other long-term obligations                                                          6,000,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIT)
    Common stock, $.001 par value; authorized,
       35,000,000 shares; 9,711,608 shares issued,
       9,691,608 shares outstanding, at
       December 31, 2001 and 2000                                                            9,712                   9,712
    Additional paid-in capital                                                          53,017,615              52,829,535
    Deficit accumulated during the development
       Stage                                                                           (59,154,654)            (43,269,277)
    Treasury stock, at cost (20,000 shares at
       December 31, 2001 and 2000)                                                        (177,645)               (177,645)
                                                                                      ------------            ------------
                                                                                        (6,304,972)              9,392,325
                                                                                      ------------            ------------
                                                                                      $  4,038,601            $ 11,719,760
                                                                                      ============            ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                   March 12,
                                                                                                                     1991
                                                                    Year ended December 31,                     (inception) to
                                                     -------------------------------------------------------     December 31,
                                                         2001                2000               1999                 2001
                                                     ------------        ------------       ------------         ------------
Product revenue                                      $     21,890        $      -           $       -            $     21,890
                                                     ------------        ------------       ------------         ------------
Expenses
    Research and development                            4,283,038           4,191,317          3,106,908           18,048,392
    Rent                                                  589,238             535,443            473,010            2,179,535
    Consulting                                          1,413,153             838,383            834,180            5,226,515
    Personnel                                           6,605,630           4,763,662          3,742,632           22,949,360
    General and administrative                          2,671,887           2,297,769          2,152,968           12,002,685
    Interest and other expense                            536,070              89,712             99,522            1,019,506
    Interest income                                      (191,749)           (586,623)          (368,711)          (2,249,449)
                                                     ------------        ------------       ------------         ------------
                                                       15,907,267          12,129,663         10,040,509           59,176,544
                                                       ----------        ------------       ------------         ------------
       Net loss                                      $(15,885,377)       $(12,129,663)      $(10,040,509)        $(59,154,654)
                                                     ============        ============       ============         ============
Net loss per share
    Basic and diluted                                     $(1.64)             $(1.37)            $(1.51)            $(12.67)
                                                           =====               =====              =====              ======
Weighted average shares outstanding
    Basic and diluted                                   9,691,608           8,847,295          6,634,874            4,668,594
                                                        =========           =========          =========            =========

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)


                                                                                        Deficit
                                                                                       accumulated
                                                          Common stock    Additional   during the                  Total
                                                       -----------------   paid-in     development  Treasury   shareholders'
                                                        Shares    Amount   capital        stage       stock   equity/(deficit)
                                                        ------    ------  -----------  -----------  --------  ----------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
    Founders                                           1,553,820  $1,554  $      (684)                            $        870
    First private placement ($.30 cash per share)        217,440     217       64,783                                   65,000
    The Director ($1.15 and $5.30 cash per share)        149,020     149      249,851                                  250,000
    Second private placement ($9.425 cash per share)      53,020      53      499,947                                  500,000
Share issuance expenses                                                       (21,118)                                 (21,118)
Net loss                                                                               $  (281,644)                   (281,644)
                                                       ---------  ------  -----------  -----------                ------------

Balance at December 31, 1991                           1,973,300   1,973      792,779     (281,644)                    513,108

Issuance of stock
   Second private placement ($9.425 cash per share)       49,320      49      465,424                                  465,473
   Stock purchase agreement with the Director ($9.425
     cash per share)                                      31,820      32      299,966                                  299,998
Share issuance expenses                                                       (35,477)                                 (35,477)
Net loss                                                                                  (785,941)                   (785,941)
                                                       ---------  ------  -----------  -----------                ------------

Balance at December 31, 1992                           2,054,440   2,054    1,522,692   (1,067,585)                    457,161

Issuance of stock
   Third private placement ($10.00 cash per share)       132,150     132    1,321,368                                1,321,500
   Stock purchase agreement with Home
     Insurance Company ($9.00 cash per share)            111,111     111      999,888                                  999,999
   Stock purchase agreement with the Director
     ($9.425 cash per share)                              21,220      21      199,979                                  200,000
   Shares issued in exchange for commission
     ($10.00 value per share)                                600       1        5,999                                    6,000
Share issuance expenses                                                      (230,207)                                (230,207)
Net loss                                                                                (1,445,624)                 (1,445,624)
                                                       ---------  ------  -----------  -----------                ------------

Balance at December 31, 1993 (carried forward)         2,319,521   2,319    3,819,719   (2,513,209)                  1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                        Deficit
                                                                                       accumulated
                                                          Common stock    Additional   during the                  Total
                                                       -----------------   paid-in     development  Treasury   shareholders'
                                                        Shares    Amount   capital        stage       stock   equity/(deficit)
                                                        ------    ------  -----------  -----------  --------  ----------------
         (brought forward)                             2,319,521  $2,319  $ 3,819,719  $(2,513,209)               $  1,308,829
Issuance of stock
   Fourth private placement ($10.00 cash per share)       39,451      40      397,672                                  397,712
   Stock purchase agreement with Home
     Insurance Company ($10.00 cash per share)            50,000      50      499,950                                  500,000
Share issuance expenses                                                        (8,697)                                  (8,697)
Net loss                                                                                (1,675,087)                 (1,675,087)
                                                       ---------  ------  -----------  -----------                ------------
Balance at December 31, 1994                           2,408,972   2,409    4,708,644   (4,188,296)                    522,757
Rent forgiveness                                                               40,740                                   40,740
Net loss                                                                                (1,022,723)                 (1,022,723)
                                                       ---------  ------  -----------  -----------                ------------
Balance at December 31, 1995                           2,408,972   2,409    4,749,384   (5,211,019)                   (459,226)

Initial public offering                                1,200,000   1,200    5,998,800                                6,000,000
Exercise of warrants                                      33,885      34       33,851                                   33,885
Fifth private placement ($6.49 cash per share)           959,106     959    6,219,838                                6,220,797
Share issuance costs                                                       (1,580,690)                              (1,580,690)
Stock options issued for services                                             152,000                                  152,000
Net loss                                                                                (2,649,768)                 (2,649,768)
                                                       ---------  ------  -----------  -----------                ------------

Balance at December 31, 1996 (carried forward)         4,601,963   4,602   15,573,183   (7,860,787)                  7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                        Deficit
                                                                                       accumulated
                                                          Common stock    Additional   during the                  Total
                                                       -----------------   paid-in     development  Treasury   shareholders'
                                                        Shares    Amount   capital        stage       stock   equity/(deficit)
                                                        ------    ------  ----------- ------------  --------  ----------------
         (brought forward)                             4,601,963  $4,602  $15,573,183 $ (7,860,787)               $  7,716,998

Exercise of warrants                                   1,158,771   1,159   10,821,632                               10,822,791
Share issuance costs                                                         (657,508)                                (657,508)
Stock options and warrants issued for services                                660,000                                  660,000
Net loss                                                                                (4,825,663)                 (4,825,663)
                                                       ---------  ------  ----------- ------------                ------------

Balance at December 31, 1997                           5,760,734   5,761   26,397,307  (12,686,450)                 13,716,618

Exercise of warrants                                     221,486     221    1,281,736                                1,281,957
Stock options and warrants issued for services                              1,920,111                                1,920,111
Sixth private placement                                  200,000     200    1,788,498                                1,788,698
Warrants issued in Sixth private placement                                    211,302                                  211,302
Share issuance costs                                                          (48,000)                                 (48,000)
Purchase of 6,600 shares of treasury stock (at cost)                                                $(67,272)          (67,272)
Net loss                                                                                (8,412,655)                 (8,412,655)
                                                       ---------  ------  ----------- ------------  --------      ------------

Balance at December 31, 1998                           6,182,220   6,182   31,550,954  (21,099,105)  (67,272)       10,390,759
Exercise of warrants                                      14,103      14       14,089                                   14,103
Stock options and warrants issued for services                                 64,715                                   64,715
Seventh private placement ($8.75 cash per share)         389,156     389    3,168,396                                3,168,785
Warrants issued in Seventh private placement                                  468,291                                  468,291
Eighth private placement ($5.50 cash per share)        1,636,364   1,637    8,998,365                                9,000,002
Share issuance costs                                                         (619,908)                                (619,908)
Purchase of 9,100 shares of treasury stock (at cost)                                                 (75,518)          (75,518)
Net loss                                                                               (10,040,509)                (10,040,509)
                                                       ---------  ------  ----------- ------------  --------      ------------

Balance at December 31, 1999 (carried forward)         8,221,843   8,222   43,644,902  (31,139,614) (142,790)       12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                        Deficit
                                                                                       accumulated
                                                          Common stock    Additional   during the                  Total
                                                       -----------------   paid-in     development  Treasury   shareholders'
                                                        Shares    Amount   capital        stage       stock   equity/(deficit)
                                                        ------    ------  -----------  -----------  --------  ----------------
         (brought forward)                             8,221,843  $8,222  $43,644,902 $(31,139,614)$(142,790)     $ 12,370,720

Exercise of options and warrants                         175,532     175      327,107                                  327,282
Stock options and warrants issued for services                                 56,265                                   56,265
Ninth private placement ($15.00 cash per share)           66,667      67      999,938                                1,000,005
Warrants issued in Ninth private placement                                     23,000                                   23,000
Tenth private placement ($6.75 cash per share)         1,247,566   1,248    8,419,823                                8,421,071
Share issuance costs                                                         (641,500)                                (641,500)
Purchase of 4,300 shares of treasury stock (at cost)                                                 (34,855)          (34,855)
Net loss                                                                               (12,129,663)                (12,129,663)
                                                       ---------  ------  ----------- ------------ ---------      ------------

Balance at December 31, 2000                           9,711,608   9,712   52,829,535  (43,269,277) (177,645)        9,392,325

Stock options issued for services                                             188,080                                  188,080
Net loss                                                                               (15,885,377)                (15,885,377)
                                                       ---------  ------  ----------- ------------ ---------      ------------

Balance at December 31, 2001                           9,711,608  $9,712  $53,017,615 $(59,154,654)$(177,645)     $ (6,304,972)
                                                       =========  ======  =========== ============ =========      ============



The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative
                                                                                                                   from
                                                                                                                 March 12,
                                                                                                                   1991
                                                                    Year ended December 31,                   (inception) to
                                                     ----------------------------------------------------       December 31,
                                                         2001                2000               1999               2001
                                                      -----------         -----------        ------------       ---------
Cash flows from operating activities
   Net loss                                          $(15,885,377)       $(12,129,663)      $(10,040,509)     $(59,154,654)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                      725,567             708,928            597,528         3,118,328
       Unrealized loss on marketable securities                                                                     11,404
       Realized loss on marketable securities                                                                        5,250
       Non-cash stock compensation and imputed interest   642,855              56,265             64,715         3,495,946
       Purchases of marketable securities                                                         (6,298)      (19,075,122)
       Sales of marketable securities                                                            771,956        19,130,920
       (Increase) decrease in assets
         Accounts receivable                              (21,890)                                                 (21,890)
         Other current assets                             (80,638)            (87,177)               (37)         (169,514)
       Increase (decrease) in liabilities
         Accounts payable and accrued liabilities       1,634,233            (186,243)           762,650         3,004,637
                                                     ------------        ------------       ------------      ------------

       Net cash used in operating activities          (12,985,250)        (11,637,890)        (7,849,995)      (49,654,695)
                                                     ------------        ------------       ------------      ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
       capital leases                                    (518,456)           (551,630)          (705,277)       (4,390,437)
   Payments for patent applications                       (99,453)            (90,363)          (124,917)         (831,002)
   Organization costs                                                                                              (10,238)
   Deposits                                              (702,924)                578                787          (731,273)
   Purchases of marketable securities                                                                             (594,986)
   Sale of marketable securities                                                                                   522,532
                                                     ------------        ------------       ------------      ------------

       Net cash used in investing activities           (1,320,833)           (641,415)          (829,407)       (6,035,404)
                                                     ------------        ------------       ------------      ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                                               Cumulative
                                                                                                                  from
                                                                                                                 March 12,
                                                                                                                   1991
                                                                    Year ended December 31,                   (inception) to
                                                     ----------------------------------------------------      December 31,
                                                         2001                2000               1999               2001
                                                      -----------         -----------        -----------       ------------

Cash flows from financing activities
    Proceeds from issuance of notes payable                                                                   $     515,500
    Proceeds from issuance of common stock                                $ 9,748,358        $12,419,181         53,550,522
    Share issuance expenses                                                  (618,500)          (387,908)        (3,605,105)
    Purchase of treasury stock                                                (34,855)           (75,518)          (177,645)
    Proceeds from issuance of loans payable                                                       20,379          1,446,229
    Proceeds from other long-term obligations          $6,000,000                                                 6,000,000
    Repayment of capital lease obligations                                     (5,151)           (30,706)          (107,204)
    Repayment of loan payable                            (132,370)           (122,096)          (111,678)          (562,673)
    Repayment of notes payable                                                                                     (515,500)
                                                      -----------         -----------        -----------       ------------

       Net cash provided by financing activities        5,867,630           8,967,756         11,833,750         56,544,124
                                                      -----------         -----------        -----------       ------------

       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                    (8,438,453)         (3,311,549)         3,154,348            854,025

Cash and cash equivalents at beginning of period        9,292,478          12,604,027          9,449,679               -
                                                      -----------         -----------        -----------       ------------

Cash and cash equivalents at end of period            $   854,025         $ 9,292,478        $12,604,027       $    854,025
                                                      ===========         ===========        ===========       ============


Supplemental disclosures of cash flow information:
   Noncash financing activities
     Capital lease obligations                        $      -            $     -            $      -          $    118,903
     Deferred offering costs included in
       accrued professional fees                             -                                      -               314,697
     Financing costs - other long-term obligations
       included in accrued expenses                        59,500               -                   -                59,500
     Forgiveness of rent payable                             -                  -                   -                40,740
     Share issuance expenses - warrants                      -                 23,000            232,000            255,000

   Cash paid for interest                                  80,205              90,565            100,418            487,541
   Cash paid for income taxes                              44,528              41,286             53,671            199,576

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

     Formation of the Company

     Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, composite cultured skin ("OrCel"), for use in skin transplant procedures (the "Technology"). Pursuant to a license agreement dated June 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec for no consideration.

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

     Basis of Presentation

     The Company is a development stage enterprise which prior to 2001 had no operating revenue. In February and September 2001, respectively, the Company received Food and Drug Administration ("FDA") approvals for the use of OrCel for treatment of Epidermolysis Bullosa and donor sites in burn patients. Following these approvals, in December 2001 the Company shipped its first product and realized approximately $22,000 in revenues. The Company is also pursuing FDA approvals for venous and diabetic skin ulcers. Successful future operations depend upon gaining FDA approvals for these indications, as well as the successful development and marketing of OrCel.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $15,885,337 during the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $2,529,159 and its total liabilities exceeded its total assets by $6,304,972. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. ("Wainwright"), an investment banking firm, to act as its financial advisor and assist it in obtaining financing.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE A (continued)

     While the Company can give no assurance that any equity financing will be secured, Wainwright and the Company are proceeding to try to secure $12,000,000 in equity financing. If the Company receives the $12,000,000 it believes that it will be able to continue its operations for the next twelve months.

     The Company's primary focus, and the anticipated use of the above proceeds, is completion of the venous stasis and diabetic skin ulcers clinical trials, with submission of the relevant Pre-Market Approval ("PMA") filings to the FDA. The Company expects that the anticipated financing will allow it to do this. Based upon the Company's current schedule for completion of the clinical trials and PMA submission to the FDA, the Company believes that it can obtain FDA approval for the use of its product in treating both venous stasis and diabetic skin ulcer patients in 2003.

     The Company's continuation as a going concern is dependent upon its ability to obtain the additional financing. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           December 31, 2001 and 2000



NOTE A (continued)

     The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Revenue Recognition

         Product revenue is recognized upon delivery of OrCel to our customers.

     2.  Research and Development Costs

         The Company is in the business of research and development and therefore, all research and development costs, including payments related to products under development and research consulting agreements and personnel costs, are expensed when incurred and for 2001 include costs of production related to sales as such costs are not readily separable.

     3.  Depreciation and Amortization

         Property and equipment are carried at cost, less any grants received for construction. In 1996, the Company received a $400,000 grant toward the construction of its new laboratory and office facilities and it received an additional grant of $130,000 in 1998. (see Note J).

         Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or life of the asset. Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999, was approximately $672,000, $657,000 and $554,000, respectively.

     4.  Patent Application Costs

         Patent application costs relate to the Company's U.S. patent application and application fees in foreign jurisdictions and consist of legal fees and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining further FDA approvals for use on the underlying technology.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE B (continued)

     5.  Foreign Currency Translation

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

     6.  Use of Estimates

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

     7.  Income Taxes

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

     8.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The fair value of cash and cash equivalents approximates the recorded amount because of the short-term maturity of such instruments. Cash and cash equivalents includes approximately $2,000 and $25,000, at December 31, 2001 and 2000, respectively of bank balances denominated in Australian dollars.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE B (continued)

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

         Options and warrants to purchase shares of common stock were not included in the computation of diluted net loss per share in each of the years presented because to do so would have been antidilutive for the periods presented. (See Notes H and I.)

         The amount of options and warrants excluded are as follows:


                                                Years ended December 31,
                                        2001             2000              1999
                                        ----             ----              ----
                  Warrants             395,412          609,773           764,091
                                       =======          =======           =======

                  Stock options      2,033,306        1,524,106         1,122,500
                                     =========        =========         =========

     10. Impairment of Long-Lived Assets

         The Company reviews long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provision is necessary for the impairment of long-lived assets at December 31, 2001.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE C - CONCENTRATION OF CREDIT RISK

     The Company maintains cash and money market accounts at four financial institutions located in New York City. Cash accounts are insured by the FDIC up to $100,000. Uninsured balances aggregate to approximately $723,000 and $8,681,000 at December 31, 2001 and 2000, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.


NOTE D - PATENTS

     Patent application costs are stated at cost less amortization computed by the straight-line method principally over 14 years. The Company's U.S. patent was issued in 1994 and expires in 2011.

     There can be no assurance that any patent will provide commercial benefits to the Company.

     The Company has granted a security interest in its United States and Canadian patents and trademarks relating to OrCel to collateralize payments it will be required to make to satisfy its other long-term obligation. (see Note G).


NOTE E - CAPITAL LEASE OBLIGATION

     The Company had entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 12.22% to 15.48%. The agreements ended during the year ended December 31, 2000.

     As of December 31, 2001 and 2000, the Company has recorded $118,903 in equipment purchased under capital leases and $118,903 in accumulated amortization, respectively.

     In January 2002, the Company secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand its manufacturing capacity.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE F - LOAN PAYABLE

     During 1996, the Company obtained a loan from the landlord of its laboratory for the construction of, and equipment for, the leased facility. During 1997, the Company modified the terms of the loan as a result of increased build-out costs incurred in the construction of the facility. An adjustment has been made in 1997 to record additional interest and principal. The adjusted loan payments are due in monthly installments of $10,103, including interest at an effective rate of 7.98%, through July 2006.

     During 1998, the Company obtained an additional loan from the landlord for improvements to the leased facility. During 1999, the Company modified the terms of the additional loan as a result of increased build-out costs incurred. The adjusted loan payments are due in monthly installments of $7,605, including interest at an effective rate of 8.6%, through March 2008.

     Minimum payments to be made under the terms of the loans are as follows:

      Year ending December 31,
          2002                                                       $  212,503
          2003                                                          212,503
          2004                                                          212,503
          2005                                                          212,503
          2006                                                          161,988
          2007 and thereafter                                           121,688
                                                                      ---------

                                                                      1,133,688
      Less amount representing interest                                 221,200
                                                                      ---------

      Net present value of future loan payments                      $  912,488
                                                                      =========

      Current portion                                                $  143,505
      Noncurrent portion                                                768,983
                                                                     ----------

                                                                     $  912,488
                                                                      =========


                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE G - OTHER LONG-TERM OBLIGATIONS

     On August 29, 2001, the Company entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. ("Paul Capital"). Under such agreement the Company was eligible to receive $10,000,000 during 2001. The Company received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002. Upon completion of additional milestones, the Company may be eligible to receive another $5,000,000. In addition, the Company may incrementally receive another $10,000,000, but only upon mutual agreement by both the Company and Paul Capital.

     In consideration for the first $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico, which percentage will be proportionately increased by any additional amounts paid to the Company by Paul Capital. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. The Company anticipates that its effective cost of the amounts it receives from Paul Capital will range from 20% to 35% per annum over the term of the agreement which terminates in December 2011. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products in those three countries. Such annual amounts that Paul Capital will be able to draw in advance will range from $1,500,000 in 2003 to $7,500,000 in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. The amounts received from Paul Capital have been classified as a long-term liability similar to debt, and interest has been imputed at a rate of 30% per annum to reflect the estimated cost of such funds.

     In the event of a change in control of the Company or upon the occurrence of certain other events as defined in the agreement, Paul Capital has the option to put its revenue interest back to the Company for an amount as provided in the agreement. The Company also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interests in its products, for an amount provided in the agreement.

     The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE H - EQUITY TRANSACTIONS

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

     The "Other Founders" initially owned all of the stock of the Skin Group (953,820 shares). In March 1991, the Skin Group issued, in a private placement, 217,440 shares for $65,000. In June and October 1991, the Skin Group issued 130,160 and 18,860 shares, to a then director of the Company (the "Director") for $150,000 and $100,000, respectively. Commencing in November 1991, the Skin Group issued 79,480 shares under a second private placement for $750,006 (including 26,460 shares during the year ended December 31, 1992). On July 27, 1992, the Skin Group was merged with and into Ortec.

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

                           December 31, 2001 and 2000

NOTE H (continued)

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

                           December 31, 2001 and 2000

NOTE H (continued)

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

     During 1992 and 1993, the Company issued warrants to purchase 6,660 shares at $9.425 per share, and during 1995 the Company issued warrants to purchase 2,000 shares at $10 per share to members of the Scientific Advisory Board of the Company. During 1996 and 1997, the Company issued warrants to purchase 242,101 shares at $6 to $12 per share to the Director and certain others. These warrants expired at various dates through November 2001.

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

                           December 31, 2001 and 2000

NOTE H (continued)

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

                           December 31, 2001 and 2000

NOTE H (continued)

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

                           December 31, 2001 and 2000

NOTE H (continued)

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

     In April 2001, the Company issued options to purchase 60,000 shares of the Company's common stock, at $6.95 per share, to certain professionals. The estimated fair value of $188,080 of such options has been recorded as an expense in the accompanying financial statements.

     In September 2001, the Company, with shareholder approval, increased the authorized amount of its common stock to 35,000,000 shares and authorized the issuance of up to 1,000,000 shares of preferred stock.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE H (continued)

     The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2001 (excluding the Class A and B warrants which were issued during the IPO):

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE H (continued)

                                                                                         Price range                Shares
                                                                                         -----------                ------
       Balance, December 31, 1998 (brought forward)                                     $ 1.00 - 14.25              678,609
            Granted                                                                      12.50 - 14.50              116,745
            Exercised                                                                        1.00                   (14,103)
            Expired                                                                       6.00 - 9.425              (17,160)
                                                                                                                   --------
       Balance, December 31, 1999                                                         1.00 - 14.25              764,091
            Granted                                                                         15.00                     2,667
            Exercised                                                                       12.00                    (2,000)
            Expired                                                                       1.00 - 10.00             (154,985)
                                                                                                                   --------
       Balance, December 31, 2000                                                         7.70 - 15.00              609,773
            Expired                                                                       7.70 - 12.00             (214,361)
                                                                                                                   --------
       Balance, December 31, 2001                                                       $ 7.70 - 15.00              395,412
                                                                                                                   ========


        The following table summarizes warrant data as of December 31, 2001:

                                                             Weighted
                                                              average          Weighted                          Weighted
                                                             remaining          Average                           average
         Range of                            Number         contractual        Exercise          Number          exercise
      exercise prices                      outstanding         life              price         exercisable         price
      ---------------                     ------------     -----------         ---------      ------------       -------
      $7.70 to $10.50                        38,915         2.24 years          $10.50            38,915          $10.50
      $12.00 to $12.50                      278,918         0.67 years          $12.07           278,918          $12.07
      $14.00 to $15.00                       77,579         0.96 years          $14.32            77,579          $14.32

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE I - STOCK OPTIONS AND WARRANTS

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

     In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 350,000 to 1,550,000 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to the Company's Amended and Restated 1996 Stock Option Plan increasing the number of shares of the Company's common stock for which options have been or could be granted under the Plan from 1,550,000 to 3,000,000 shares. The following table summarizes the stock option activity through December 31, 2001:

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE I (continued)


       Balance, December 31, 1999 (brought forward)                         1,122,500               $10.33

       Granted                                                                449,956                 7.96
       Exercised                                                               (3,500)                7.00
       Forfeited, expired                                                     (44,850)                8.27
                                                                            ---------

       Balance, December 31, 2000                                           1,524,106               $12.30

       Granted                                                                756,500                 5.93
       Forfeited, expired                                                    (247,300)                7.41
                                                                            ---------

       Balance, December 31, 2001                                           2,033,306               $ 8.54
                                                                            =========


     The following data has been provided for exercisable options:

                                                                   December 31,
                                                                   ------------
                                                      2001              2000             1999
                                                      ----              ----             ----
         Number of options                         1,686,707         1,237,706          974,950
         Weighted average exercise price               $8.93            $12.02           $10.74
         Weighted remaining contractual
           life                                   4.71 years        3.95 years       4.18 years


     The exercise price for all stock options awarded has been determined by the Board of Directors of the Company.

     The weighted average fair value at the date of grant for options granted during the year ended December 31, 2001 and 2000 was $3.83 and $4.37, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE I (continued)

     The following table summarizes option data as of December 31, 2001:

                                                              Weighted
                                                               Average          Weighted                          Weighted
                                                              Remaining          average                           average
           Range of                          Number          Contractual        exercise          Number          exercise
      exercise prices                      outstanding          life              Price         exercisable         price
      ---------------                     ------------      -----------         ---------      ------------       -------
      $4.50 to $7.50                        1,025,400        5.62 years          $ 5.79            723,263         $ 5.61
      $8.00 to $10.44                         408,906        4.95 years            9.47            366,444           9.44
      $10.50 to $14.25                        584,000        2.61 years           12.43            582,500          12.43
      $14.25 to $21.38                         15,000        1.40 years           20.73             14,500          21.45
                                            ---------                                            ---------

                                            2,033,306                            $ 8.54          1,686,707         $ 8.93
                                            =========                            ======          =========         ======

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

     The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to nonemployees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during the years ended December 31, 2001, 2000 and 1999. The following assumptions were made in estimating fair value.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE I (continued)

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                2001                  2000                  1999
                                                                ----                  ----                  ----
       Risk-free interest rate                                    4.6%                  4.5%                    5%
       Expected option life                                    7 years               7 years               3 years
       Expected volatility                                       65.8%                   65%                   65%

     Had compensation cost been determined under SFAS No. 123 for the years ended December 31, 2001, 2000 and 1999, net loss and loss per share would have been increased as follows:

                                                                               Year ended December 31,
                                                                              -----------------------
                                                                   2001                  2000                 1999
                                                                   ----                  ----                 ----
       Net loss
           As reported                                        $(15,885,377)         $(12,129,663)         $(10,040,509)
           Pro forma                                          $(18,779,097)         $(13,948,132)         $(11,149,970)

       Net loss per share (basic and diluted)
           As reported                                              $(1.64)               $(1.37)               $(1.51)
           Pro forma                                                $(1.94)               $(1.58)               $(1.68)

     In addition, the Company recognized approximately $188,000, $56,000 and $65,000 in consulting expenses in 2001, 2000 and 1999, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.


NOTE J - COMMITMENTS AND CONTINGENCIES

     Agreement With Dr. Eisenberg

     Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE J (continued)

     Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 1999 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 2001, 2000 and 1999, Dr. Eisenberg earned approximately $73,000 for consulting services and approximately $761,000 for the period from inception to December31, 2001, which is included in research and development expense. Included in accrued compensation at December 31, 2001 and 2000 are $36,826 and $21,411, respectively, representing unpaid consulting fees to Dr. Eisenberg.

     Sales Force

     In December 2001, the Company entered into an agreement with PDI, Inc. ("PDI"), a pharmaceutical and medical device and diagnostics sales and marketing company to provide a dedicated sales force to the Company to target the donor site burn market. The agreement provides for a monthly fee based on the number of sales representatives engaged plus commissions based upon sales of OrCel. In the event that the agreement is terminated by the Company before February 2003, an early termination charge of up to $150,000 will be payable to PDI.

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

     Research Agreement

     In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of OrCel. The New Jersey Center is a cooperative research initiative sponsored by the University of Medicine and Dentistry of New Jersey, Rutgers University and the New Jersey Institute of Technology, and receives financial support from the New Jersey Commission of Science and Technology. The Company contributed $40,000 of the $100,000 cost of such research in 1998, $45,000 in 1999 and the final $15,000 in 2000.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE J (continued)

     Occupancy Arrangements

     The Company leases approximately 5,000 square feet of space in Sydney, Australia, on a month-to-month basis, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce OrCel used in the operations conducted in Australia. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US $25,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from nonrelated third parties.

     During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

     In March 1996, the Company entered into a five-year lease with Columbia University for the Company's laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant which expired in March 2001 to purchase 5,000 shares of common stock at an exercise price of $10 per share. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. During 2000, the Company extended the two leases for another year and entered into a new lease for additional space in the building. During 2001, the Company extended two of its leases, one for an additional two years and the other for one year and entered into a new lease for additional space in the building. The Company utilizes its laboratory facilities to produce OrCel.

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $589,000, $535,000 and $473,000, respectively.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE J (continued)

     In December 2001, the Company entered into a ten year lease with the New Jersey Economic Development Authority ("NJEDA") to lease approximately 58,000 square feet of manufacturing and office space, located in North Brunswick, New Jersey. The leased premises will be completed and will be available to the Company in two phases. The initial space, consisting of approximately 26,000 square feet, is an existing building, which will be renovated to the Company's specifications. The additional space, adjoining the existing building and consisting of approximately 32,000 square feet, will be constructed to the Company's specifications. The landlord is responsible for the completion of the renovations and construction of the building and is contributing up to $1,300,000 for the renovations to the existing building and $3,200,000 for the construction of the new building. Any additional renovation or construction costs will be borne by the Company. The Company expects to initiate transition to the new facility during 2002 and to be fully operational at that site during 2003.

     The Company has also been approved for Business Employment Incentive Grants by the NJEDA, with an anticipated potential value of approximately $1,500,000 over the ten year grant period.

     The minimum rental payments on noncancelable operating leases with terms exceeding one year at December 31, 2001 are as follows:

                    Year ending December 31,
                        2002                                     $  424,000
                        2003                                        611,000
                        2004                                      1,110,000
                        2005                                      1,476,000
                        2006                                      1,586,000
                        Thereafter                                8,410,000

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE J (continued)

     Legal Proceedings

     On August 15, 2001, a complaint was filed against the Company and its directors in the United States District Court for the Southern District of New York. The complaint claims that the plaintiff purchased the Company's class B warrants, which expired on December 31, 2000 claiming that he received assurances from the Company's chief executive officer that the board would reduce the strike price of such warrants and/or extend the due date of such warrants and that the plaintiff relied on actions taken in the past by the Company to extend these warrants. The Company's chief executive officer denies giving such assurances. The Company denies that the plaintiff could rely upon actions taken in the past as representation that future actions would be taken.

NOTE K - RELATED PARTY TRANSACTIONS

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

     Change of Control

     In December 1998, the Company's Board of Directors authorized agreements between the Company and its four executive officers which state that in the event of a "change of control" certain "special compensation arrangements" will occur. A "change of control" is defined as a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000

NOTE K (continued)

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

NOTE L - INCOME TAXES

     The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $14,713,000 for Federal and New York State income tax purposes expiring through 2021. Due to the merger of skin group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code Section 382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

     For financial statement purposes, a valuation allowance of approximately $23,294,000 and $16,623,000 at December 31, 2001 and 2000, respectively, has been recognized to offset entirely the deferred tax assets related to the Company's operating loss carryforwards and other temporary differences related to the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE L (continued)

     Components of the Company's deferred tax asset are as follows:


                                                                                               December 31,
                                                                                     -----------------------------------
                                                                                        2001                    2000
                                                                                     -----------             -----------
       Net operating loss carryforwards                                             $  6,179,000            $  4,494,000
       Deferral of start-up costs                                                     16,757,000              12,129,000
       Other                                                                             358,000
                                                                                     -----------             -----------

                                                                                      23,294,000              16,623,000

       Valuation allowance                                                           (23,294,000)            (16,623,000)
                                                                                     -----------             -----------

       Net deferred tax asset                                                       $     -                 $       -
                                                                                     ===========             ===========


     The following reconciles the income taxes computed at the Federal Statutory rate to the amounts recorded in the Company's statement of operations:


                                                                                             Cumulative from
                                                                                        March 12, 1991 (inception)
                                                  Year ended December 31,                  to December 31, 2001
                                                  -----------------------               -----------------------

                                             2001         2000             1999
                                             ----         ----             ----
     Income tax benefit at the
      Statutory rate                   $(5,401,000)    $(4,124,000)     $(3,414,000)          $(20,113,000)
     State and local income
      taxes, net of Federal
      benefit                           (1,270,000)       (961,000)        (795,000)            (3,181,000)
     Effect of valuation
      allowance                          6,671,000       5,085,000        4,209,000             23,294,000
                                       -----------     -----------      -----------           ------------

         Total                         $     -         $     -          $     -               $      -
                                       ===========     ===========      ===========           ============


                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE L (continued)

     The Company's net operating loss tax carryforwards expire as follows:

         December 31, 2006    $    76,000
         December 31, 2007        233,000
         December 31, 2008        511,000
         December 31, 2009        597,000
         December 31, 2010        440,000
         December 31, 2011        677,000
         December 31, 2012        839,000
         December 31, 2018      1,189,000
         December 31, 2019      2,602,000
         December 31, 2020      3,535,000
         December 31, 2021      4,014,000
                               ----------

                              $14,713,000
                              ===========



NOTE M - OPERATIONS IN OTHER GEOGRAPHIC AREAS

     Long-lived assets which consists of fixed assets and patents are as follows as of December 31, 2001 and 2000

                                               2001                       2000
                                               ----                       ----

       United States                        $2,139,341                 $2,246,423

       Australia                                63,056                     61,649
                                             ---------                  ---------

                                            $2,202,397                 $2,308,072
                                             =========                  =========


                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, loan payable and other long-term obligations.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

     Cash and Cash Equivalents

     The carrying value reasonably approximates fair value because of the short maturity of those instruments.

     Loan Payable and Other Long-term Obligations

     Based on borrowing rates currently available to the Company for bank loans and other financings with similar terms and maturities, the carrying value of the Company's loan payable and other long-term obligations approximates the fair value.

                            Ortec International, Inc.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 2001 and 2000



NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial for the years ended December 31, 2001 and 2000, is as follows:


                                                          Quarter Ended

                         March 31,                         June 30,                            September 30,
                         ---------                         --------                            -------------

                      2001           2000               2001            2000               2001            2000
                      ----           ----               ----            ----               ----            ----
Revenues          $     -          $     -           $     -           $     -          $     -           $     -

Net loss          $(3,494,473)     $(2,650,531)      $(3,753,130)      $(2,811,949)     $(4,173,593)      $(3,408,097)

Net loss per share
  Basic and diluted   $(.36)           $(.32)            $(.39)           $(.33)            $(.43)           $(.38)



                                Quarter Ended

                                 December 31,
                                 ------------

                            2001             2000
                            ----             ----
Revenues                 $    21,890     $     -

Net loss                 $(4,464,181)    $(3,259,086)

Net loss per share
  Basic and diluted          $(.46)          $(.34)


                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..................................'TM'