Form 10-Q
period 2002-03-31
ORTEC INTERNATIONAL INC
filed 2002-05-15
CIK 889992

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

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
                                 ---------------

The number of shares outstanding of the issuer's common stock is 9,691,608 (as of May 13, 2002)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2001

                               ITEMS IN FORM 10-Q

                                                                                                             Page
                                                                                                             ----
Facing page

Part I

             Item 1.          Financial Statements (Unaudited).                                               1

             Item 2.          Management's Discussion and Analysis of                                         18
                              Financial Condition and Results of Operation

             Item 3.          Quantitative and Qualitative Disclosures About                                 None
                              Market Risk.

Part II

             Item 1.          Legal Proceedings and Claims.                                                  None

             Item 2.          Changes in Securities and Use                                                   23
                              of Proceeds.

             Item 3.          Default Upon Senior Securities.                                                None

             Item 4.          Submission of Matters to                                                       None
                              a Vote of Security Holders.

             Item 5.          Other Information.                                                             None

             Item 6.          Exhibits and Reports on Form 8-K.                                               24

Signatures                                                                                                    25

                                PART I



Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                      MARCH 31,       DECEMBER 31,
                                                        2002             2001 *
                                                        ----             ----
                                                     (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                           $  695,056      $  854,025
  Accounts receivable                                     73,630          21,890
  Other current assets                                   198,933         169,516
                                                      ----------      ----------

Total current assets                                     967,619       1,045,431
                                                      ----------      ----------

Property and equipment, at cost:
  Laboratory equipment                                 2,216,072       2,126,771
  Office furniture and equipment                         986,496         982,948
  Leasehold improvements                               1,376,331       1,367,784
                                                      ----------      ----------

                                                       4,578,899       4,477,503
  Accumulated depreciation and
    amortization                                       3,028,432       2,894,782
                                                      ----------      ----------

Property and equipment - net                           1,550,467       1,582,721
                                                      ----------      ----------

Other assets:
  Patent application costs, net of
    accumulated amortization of $228,151 at
    March 31, 2002 and $213,105 at
    December 31, 2001                                    702,370         619,676
  Deposits and other assets                              759,144         790,773
                                                      ----------      ----------

Total other assets                                     1,461,514       1,410,449
                                                      ----------      ----------

Total Assets                                          $3,979,600      $4,038,601
                                                      ==========      ==========


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                  MARCH 31,           DECEMBER 31,
                                                    2002                 2001 *
                                                    ----                 ----
                                                (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities:

  Accounts payable and accrued
    liabilities                                  $  3,123,774       $  3,431,085
  Long-term liabilities - current                     227,786            143,505
                                                 ------------       ------------

Total current liabilities                           3,351,560          3,574,590
                                                 ------------       ------------

Long-term liabilities - noncurrent                 12,076,867          6,768,983
                                                 ------------       ------------

Commitments and contingencies

Shareholders' equity/(deficit):
  Common stock, $.001 par value;
    authorized 35,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding at March 31, 2002
    and December 31, 2001                               9,712              9,712
  Additional paid-in capital                       53,017,898         53,017,615
  Deficit accumulated during the
    development stage                             (64,298,792)       (59,154,654)
  Treasury stock, at cost (20,000 shares at
    March 31, 2002 and December 31, 2001)            (177,645)          (177,645)
                                                 ------------       ------------

Total shareholders' equity/(deficit)              (11,448,827)        (6,304,972)
                                                 ------------       ------------

Total Liabilities and
  Shareholders' Equity                           $  3,979,600       $  4,038,601
                                                 ============       ============



* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Cumulative from
                                             Quarter ended March 31,           March 12, 1991
                                             -----------------------           (inception) to
                                              2002              2001           March 31, 2002
                                              ----              ----          ----------------

Product revenue                           $   116,415        $    --           $    138,305
                                          -----------        -----------       ------------

Expenses
  Research and development                  1,153,837          1,255,347         19,202,229
  Rent                                        174,737            143,874          2,354,272
  Consulting                                  169,872            135,358          5,396,387
  Personnel                                 2,073,443          1,496,152         25,022,803
  General and administrative                  910,576            556,427         12,913,261
  Interest and other expense                  784,181             20,815          1,803,687
  Interest income                              (6,093)          (113,500)        (2,255,542)
                                          -----------        -----------       ------------

                                            5,260,553          3,494,473         64,437,097
                                          -----------        -----------       ------------

Net loss                                  $(5,144,138)       $(3,494,473)      $(64,298,792)
                                          ===========        ===========       ============


Net loss per share
  Basic and diluted                             $(.53)             $(.36)           $(13.45)
                                                =====              =====            =======

Weighted average shares outstanding
  Basic and diluted                         9,691,608          9,691,608          4,781,896
                                            =========          =========          =========




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


                                         Common Stock            Additional  Deficit accumulated
                                                                   Paid-in    in the development    Treasury
                                      Shares       Amount          Capital          stage             Stock      Total
                                      ------       ------          -------          -----             -----      -----

Issuance of stock:
  Founders                          1,553,820        1,554        $     (684)                                   $     870
  First private placement             217,440          217            64,783                                       65,000
  The Director                        149,020          149           249,851                                      250,000
  Second private placement             53,020           53           499,947                                      500,000
  Share issuance expenses                                            (21,118)                                     (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991                                                              $  (281,644)                    (281,644)
                                   ----------    ---------        ----------     -----------                    ---------

Balance - December 31, 1991         1,973,300        1,973           792,779        (281,644)                     513,108

Issuance of stock:
  Second private placement             49,320           49           465,424                                      465,473
  Stock purchase agreement with
    The Director                       31,820           32           299,966                                      299,998
  Share issuance expenses                                            (35,477)                                     (35,477)
Net loss for the year ended
  December 31, 1992                                                                 (785,941)                    (785,941)
                                   ----------    ---------        ----------     -----------                    ---------

Balance - December 31, 1992         2,054,440        2,054        $1,522,692     $(1,067,585)                   $ 457,161
                                   ==========    =========        ==========     ===========                    =========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


                                         Common Stock           Additional   Deficit accumulated
                                                                  Paid-in     in the development     Treasury
                                      Shares       Amount         Capital            stage            Stock        Total
                                      ------       ------         -------            -----            -----        -----


  (brought forward)                 6,182,220       $6,182       $31,550,954     $(21,099,105)      $(67,272)   $ 10,390,759

Exercise of warrants                   14,103           14            14,089                                          14,103
Stock options issued for
  services                                                            64,715                                          64,715
Seventh private placement             389,156          389         3,168,396                                       3,168,785
Warrants issued in Seventh
  private placement                                                  468,291                                         468,291
Eighth private placement            1,636,364        1,637         8,998,365                                       9,000,002
Share issuance costs                                                (619,908)                                       (619,908)
Purchase of treasury stock
  (at cost)                                                                                          (75,518)        (75,518)
Net loss for the year ended
  December 31, 1999                                                               (10,040,509)                   (10,040,509)
                                    ---------       ------       -----------     ------------      ---------    ------------

Balance - December 31, 1999         8,221,843       $8,222       $43,644,902     $(31,139,614)     $(142,790)   $ 12,370,720
                                    =========       ======       ===========     ============      =========    ============





See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)



                                          Common Stock           Additional   Deficit accumulated
                                                                   Paid-in     in the development  Treasury
                                      Shares       Amount          Capital           stage           Stock        Total
                                      ------       ------          -------           -----           -----        -----


  (brought forward)                 8,221,843       $8,222       $43,644,902     $(31,139,614)     $(142,790)   $ 12,370,720

Exercise of options and warrants      175,532          175           327,107                                         327,282
Stock options and warrants issued
  for services                                                        56,265                                          56,265
Ninth private placement                66,667           67           999,938                                       1,000,005
Warrants issued in Ninth
  private placement                                                   23,000                                          23,000
Tenth private placement             1,247,566        1,248         8,419,823                                       8,421,071
Share issuance costs                                                (641,500)                                       (641,500)
Purchase of treasury stock
  (at cost)                                                                                          (34,855)        (34,855)
Net loss for the year ended
  December 31, 2000                                                               (12,129,663)                   (12,129,663)
                                    ---------        -----        ----------      -----------       ---------    ------------

Balance - December 31, 2000         9,711,608        9,712        52,829,535      (43,269,277)      (177,645)      9,392,325

Stock options issued for services                                    188,080                                         188,080
Net loss for the year ended
  December 31, 2001                                                               (15,885,377)                   (15,885,377)
                                    ---------        -----       -----------      -----------      ---------    ------------
Balance - December 31, 2001         9,711,608       $9,712       $53,017,615     $(59,154,654)     $(177,645)   $ (6,304,972)
                                    =========       ======       ===========     ============      =========    ============







See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)



                                          Common Stock          Additional    Deficit accumulated
                                                                  Paid-in      in the development    Treasury
                                      Shares       Amount         Capital            stage             Stock        Total
                                      ------       ------         -------            -----             -----        -----



  (brought forward)                 9,711,608       $9,712        $53,017,615    $(59,154,654)     $(177,645)   $ (6,304,972)

Warrants issued in connection
  with lease financing                                                    283                                            283
Net loss for the three months
  ended March 31, 2002                                                             (5,144,138)                    (5,144,138)
                                    ---------       ------        -----------    ------------      ---------    ------------

Balance - March 31, 2002            9,711,608       $9,712        $53,017,898    $(64,298,792)     $(177,645)   $(11,448,827)
                                    =========       ======        ===========    ============      =========    ============


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Quarter ended March 31,              Cumulative from
                                                     -----------------------               March 12, 1991
                                                                                           (inception) to
                                                     2002               2001               March 31, 2002
                                                     ----               ----             ----------------

Cash flows from operating activities:
  Net loss                                      $(5,144,138)       $(3,494,473)            $(64,298,792)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                 175,559            173,641                3,293,887
      Unrealized loss on marketable
         securities                                                                              11,404
      Realized loss on marketable
        securities                                                                                5,250
      Non-cash stock compensation and
        imputed interest                            755,257                605                4,251,203
      Purchases of marketable securities                                                    (19,075,122)
      Sales of marketable securities                                                         19,130,920
      Changes in operating assets and
        liabilities
         Accounts receivable                        (51,740)                                    (73,630)
         Other current assets                       (29,417)            (3,079)                (198,931)
         Accounts payable and accrued
            liabilities                             117,466                172                3,122,103
                                                -----------        -----------             ------------
Net cash used in operating activities            (4,177,013)        (3,323,134)             (53,831,708)
                                                -----------        -----------             ------------

Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                       (128,259)          (202,028)              (4,518,696)
  Payments for patent application                   (97,741)            (8,679)                (928,743)
  Organization costs                                                                            (10,238)
  Deposits                                           31,629              1,180                 (699,644)
  Purchases of marketable securities                                                           (594,986)
  Sale of marketable securities                                                                 522,532
                                                -----------        -----------             ------------
Net cash provided by (used in)
  investing activities                             (194,371)          (209,527)              (6,229,775)
                                                -----------        -----------             ------------


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Quarter ended March 31,              Cumulative from
                                                     -----------------------               March 12, 1991
                                                                                           (inception) to
                                                     2002               2001               March 31, 2002
                                                     ----               ----             ----------------

Cash flows from financing activities:

  Proceeds from issuance of
    notes payable                                                                          $    515,500
  Proceeds from issuance of
    common stock                                                                             53,550,522
  Share issuance expenses                                                                    (3,605,105)
  Purchase of treasury stock                                                                   (177,645)
  Proceeds from issuance of
    loans payable                                                                             1,446,229
  Proceeds from other long-term
    obligations                                 $ 4,000,000                                  10,000,000
  Proceeds from sale/leaseback
    of assets                                       268,644                                     268,644
  Repayment of capital lease
    obligations                                     (21,432)                                   (128,636)
  Repayment of loans payable                        (34,797)       $   (32,098)                (597,470)
  Repayment of notes payable                                                                   (515,500)
                                                -----------        -----------             ------------

Net cash provided by (used in)
  financing activities                            4,212,415            (32,098)              60,756,539
                                                -----------        -----------             ------------

Net increase (decrease) in cash
  and cash equivalents                             (158,969)        (3,564,759)                 695,056

Cash and cash equivalents at
  beginning of period                               854,025          9,292,478
                                                -----------        -----------             ------------

Cash and cash equivalents at
  end of period                                 $   695,056        $ 5,727,719             $    695,056
                                                ===========        ===========             ============



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Quarter ended March 31,              Cumulative from
                                                     -----------------------               March 12, 1991
                                                                                           (inception) to
                                                     2002               2001               March 31, 2002
                                                     ----               ----             ----------------

Supplemental disclosure of
 cash flow information:
    Non-cash financing activities
       Capital lease obligations                    $ -                $ -                     $118,903
       Deferred offering costs included
         in accounts payable and
         accrued liabilities                          -                  -                      314,697
       Financing costs - other
         long-term obligations included
         in accounts payable and
         accrued liabilities                          -                 44,900                   59,500
       Forgiveness of rent payable                    -                  -                       40,740
       Share issuance
         expenses - warrants                          -                  -                      255,000

    Cash paid for interest                           26,876             21,032                  514,417

    Cash paid for income taxes                        -                 12,955                  199,576





See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2002 and 2001

NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of March 31, 2002, and the condensed statements of operations for the three month periods, and the statements of shareholders' equity and cash flows for the three month periods ended March 31, 2002 and 2001, and for the period from March 12, 1991 (inception) to March 31, 2002, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position as of March 31, 2002, results of operations for the three month periods ended March 31, 2002 and 2001, and stockholders equity and cash flows for the three month periods ended March 31, 2002 and 2001, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2002, are not necessarily indicative of the operating results for the full year.

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

Basis of Presentation

         Ortec is a development stage enterprise which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of its product, OrCel, for treatment of Epidermolysis Bullosa and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these conditions.

         On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. While the Company can give no assurance of the amount of financing that will be secured, Wainwright is assisting the Company in raising financing of $12.0 million. On May 7, 2002, the Company secured the first $2.3 million of this anticipated financing, in the form of 12% convertible debentures. These debentures must be converted into common equity upon the closing of a minimum of $5.0 million of additional financing. The Company also issued 291,000 stock purchase warrants as part of this financing and anticipates completing the balance of this financing by the end of the second quarter of 2002.

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing, marketing, sales, distribution, and administrative activities. Our cash and cash equivalents on hand at March 31, 2002, (approximately $.9 million), and the additional $2.3 million which was secured on May 7, 2002, will enable us to continue our operations until June 30, 2002. We believe that the additional anticipated financing of $9.7 million will enable us to continue our operations for the next 12 months.

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

NOTE 3 - NET LOSS PER SHARE

         As of March 31, 2002, an aggregate of 2,477,788 outstanding warrants and options were excluded from the weighted average share calculations as the effect was antidilutive. As of March 31, 2001, an aggregate of 2,229,779 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

NOTE 4 - LONG TERM OBLIGATIONS

         On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. and as part of this agreement has received $10.0 million. $6.0 million was received in 2001 with the remaining $4.0 million in January 2002. Upon the achievement of certain milestones, the Company may be entitled to receive another $5.0 million and may incrementally receive an additional $10.0 million, but the $10.0 million may be receivable only upon the mutual agreement of both the Company and Paul Capital.

         In consideration for the first $10.0 million received by the Company, Paul Capital will receive a minimum of 3-1/3% of end user revenues from the sale of the Company's products in the United States, Canada and Mexico, which percentage may be proportionately increased by any additional amounts paid by Paul Capital to the Company under the August 29, 2001 agreement. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. The Company anticipates that its effective cost of the amounts it receives from Paul Capital will range from 20% to 35% per annum. As of March 31, 2002, the Company estimates that the cost of funds received from Paul Capital will be approximately 30% and has accrued interest accordingly. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products in those three countries. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments, compared to amounts owed based on actual sales.

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

         The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its product, to secure payments required to be made by the Company to Paul Capital based on sales generated under the Royalty Revenue Interest Assignment agreement, or other payments required to be made by the Company to Paul Capital, as described above.

         The agreement terminates on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

NOTE 5 - LEGAL PROCEEDINGS AND CLAIMS

         On August 15, 2001, a complaint was filed against the Company and its directors in the United States District Court for the Southern District of New York. The complaint claims that the plaintiff purchased the Company's class B warrants which expired December 31, 2000, claiming that he received assurances from the Company's chief executive officer that the board would reduce the strike price of such warrants and/or extend the due date of such warrants, and that the plaintiff relied on actions taken in the past by the Company to extend these warrants. The Company's chief executive officer denies giving such assurances. The Company denies that the plaintiff could rely upon actions taken in the past as representation that future actions would be taken. On April 24, 2002, the Company settled the plaintiff's claim by agreeing to issue to the plaintiff 3 year warrants to purchase an aggregate of 36,000 shares of the Company's common stock at an exercise price of $4.50 per share.

NOTE 6 - STOCK OPTIONS AND WARRANTS

         The following represents stock option and warrant activity during the three months ended March 31, 2002:

                                                       Stock Options         Warrants          Total
                                                       -------------         --------          -----
Balance at December 31, 2001                            2,033,306            395,412         2,428,718
Granted                                                   133,650              8,250           141,900
Exercised                                                    -                  -                 -
Expired or cancelled                                      (15,000)           (77,830)          (92,830)
                                                  --------------------------------------------------------
Balance at March 31, 2002                               2,151,956            325,832         2,477,788
                                                  ========================================================

         During the three months ended March 31, 2002, there were no options issued to non-employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services", as amended. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

NOTE 7 - ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

         The Company's intangible assets subject to amortization primarily consists of Patent application costs totaling $832,781 as of January 1, 2002 and the related amortization expense was $15,046 and $13,140 for the three months ended March 31, 2002 and 2001, respectively. As of January 1, 2002 there were no intangible assets with indefinite useful lives.

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

         In February 2001 we received FDA approval to make commercial sales of OrCel for use on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product.

         From inception to date, we have incurred cumulative net losses of approximately $64.3 million. We expect to continue to incur substantial losses until at least 2003, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

         We are currently conducting pivotal clinical trials of OrCel in the treatment of venous stasis and diabetic foot ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We expect to complete the venous stasis pivotal clinical trial by the end of 2002, with submission of the FDA filing by the first quarter of 2003. We expect to complete the diabetic ulcers pivotal clinical trial early in 2003, with submission to the FDA anticipated by the end of the second quarter of 2003. We anticipate obtaining FDA approval in 2003 for the use of our OrCel product in the treatment of both these medical conditions.

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

Research and Development Costs. We are a development stage enterprise and as such, all research and development costs, including consulting and personnel costs, relating to products under development, are expensed as incurred.

Cost of Goods Sold. As a development stage enterprise, the cost of producing product, including the cost of product for sale, is included in Research and Development costs.

         We account for our Revenue Interest Assignment Agreement in a manner similar to that of debt and provide for interest to reflect the estimated cost of the funds received. Interest is imputed at 30% per annum, which is the estimated return under the agreement. Interest may range from 20% to 35% per annum depending on our sales and the ultimate term of the Agreement.

         Adoption of Recently Issued Accounting Standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company's intangible assets subject to amortization consists primarily of Patent application costs. There are no intangible assets with indefinite useful lives.

Results of Operations

Three Months Ended March 31, 2002, and March 31, 2001.

Revenues

         We earned revenues of approximately $116,000 from commercial shipments of products to customers in the quarter ended March 31 2002. Since sales to customers only began in December 2001, there was no comparable revenue generated in the quarter ended March 31, 2001.

Expenses

         Expenses increased by approximately $1.8 million from approximately $3.5 million in the 2001 quarter to approximately $5.3 million in the 2002 quarter.

         Personnel. Personnel costs increased by approximately $.6 million to $2.1 million in the 2002 quarter, compared with $1.5 million in the 2001 quarter. This increased expense resulted from the additional personnel required to conduct and manage larger clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, to initiate our sales and marketing program for our FDA approved product and for additional administrative personnel required as a result of such increased staffing levels.

         Consulting. These fees increased by $35,000 in the quarter ended March 31, 2002, compared with the quarter ended March 31, 2001. This was due to the increased costs related to the requirements for conducting the clinical trials and FDA submissions, noted above.

         Research and Development. These expenses decreased by approximately $.1 million to $1.2 million in the 2002 quarter, compared with $1.3 million in the 2001 quarter. The decrease in research and development expenses was due to the fact that costs were incurred in 2001 for conducting the donor site pivotal clinical trial, as well as the venous and diabetic ulcers pilot trials, which were concluded in 2001. This decrease was partially offset by the costs incurred in the 2002 quarter for the venous and diabetic ulcers pivotal clinical trials.

         General and Administrative. These expenses increased by $.3 million from $.6 million in the 2001 quarter to $.9 million in the 2002 quarter, due to increased marketing, recruitment and other expenses incurred, as we prepare for commercial sales of our product and continue our financing activities.

         Interest Expense. Interest expense increased by $.7 million in the quarter ended March 31, 2002, compared with the expense incurred in the quarter ended March 31, 2001, due to the imputed interest accrued on the Paul Capital agreement. On August 29, 2001, Ortec entered into a Royalty Revenue Interest Assignment agreement with Paul Capital and as part of this agreement, has received $10.0 million. $6.0 million of this amount was received in 2001 and the remaining $4.0 million was received in January 2002. Upon the achievement of certain milestones, Ortec may be entitled to receive another $5.0 million and may incrementally receive an additional $10.0 million, but only upon the mutual agreement of both the Company and Paul Capital. Management anticipates that the effective cost of these funds based on the anticipated revenue stream, over the term of this agreement, which terminates in December 2011, will range between 20% to 35% per annum. As of March 31, 2002, the Company estimates that the cost of funds received from Paul Capital will be approximately 30% and as such, $755,000 in interest expense has been accrued in the first quarter of 2002.

         Interest Income. Interest income declined by approximately $107,000 from $113,000 in the 2001 quarter to approximately $6,000 in the 2002 quarter, primarily due to the smaller average cash balances outstanding during the 2002 quarter compared with the 2001 quarter.

Liquidity and Capital Resources

          Since inception (March 12, 1991) through March 31, 2002, Ortec has accumulated a deficit of approximately $64.3 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to March 31, 2002, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $49.9 million, and we have received a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America. $4.0 million of such $10.0 million was received in January 2002.

         For the three months ended March 31, 2002, we used net cash for operating activities of approximately $4.2 million. Cash used in operating activities resulted primarily from our net loss of $5.1 million, offset by depreciation and amortization of approximately $176,000, approximately $755,000 of non-cash interest expense and an increase in accounts payable and accrued expenses of approximately $119,000.

         In the quarter ended March 31, 2002, we invested approximately $226,000 in property, plant, equipment and patent application costs, but these were offset by $269,000 in proceeds received from the sale and leaseback of fixed assets purchases from GE Capital. In January 2002, we received a $1,300,000 line of credit from GE Capital for equipment lease financing. These proceeds are available to be utilized in financing manufacturing equipment purchases in 2002.

         We repaid $56,000 on our loans payable during the quarter. We did not receive any cash from the sale of our common stock, but we did receive $4.0 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P., as noted above. Upon completion of additional milestones, we may be eligible to receive another $5.0 million under this agreement. In addition, we may incrementally receive another $10.0 million, but only upon mutual agreement by both Ortec and Paul Capital.

         In consideration for the first $10.0 million received by us, Paul Capital will receive a minimum of 3 1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico, which percentage may be proportionately increased by any additional amounts paid by Paul Capital to us under the August 29, 2001 agreement. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. We anticipate that our effective cost for the amounts we receive from Paul Capital will range between 20% to 35% per annum. As of March 31, 2002, the Company estimates that the cost of funds received from Paul Capital will be approximately 30% and has accrued interest accordingly. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to us from end user sales of our products in those three countries. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments compared with amounts owed based on actual sales.

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

         We have granted Paul Capital a security interest in our United States and Canadian patents and trademarks relating to our technology for our product, to secure payments we are required to make to Paul Capital, based on sales generated under the Royalty Revenue Interest Assignment agreement, or other payments required to be made by us to Paul Capital, as described above.

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

         On March 27, 2002, we engaged H.C. Wainwright & Co. Inc., an investment banking firm, to act as our financial advisor in connection with raising capital for us through debt and/or equity financing. While we can give no assurance of the amount of financing that will be secured, Wainwright is assisting us in raising financing of $12.0 million. On May 7, 2002, we secured the first $2.3 million of this anticipated financing, in the form of 12% convertible debentures. These debentures must be converted into common equity upon the closing of a minimum of $5.0 million of additional equity financing. We also issued 291,000 stock purchase warrants as part of this financing. We anticipate completing the balance of this financing by the end of the second quarter. However, we can give no assurance that such additional financing will be completed.

          We require substantial funding to continue our research and development activities, clinical trials, manufacturing, marketing, sales, distribution, and administrative activities. Our cash and cash equivalents on hand at March 31, 2002, (approximately $.9 million), and the additional $2.3 million which was secured on May 7, 2002, will enable us to continue our operations until June 30, 2002. We believe that the additional anticipated financing of $9.7 million will enable us to continue our operations for the next 12 months.

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

                                     PART II

         Item 2.           Changes in Securities

                           (c)  Recent Sales of Unregistered Securities.

                  During the first quarter of 2002 we granted 46 full time employees options under our Employee Stock Option Plan, expiring 7 years after the date of grant, to purchase an aggregate of 133,650 shares of our common stock, at exercise prices ranging from $5.95 to $6.01 per share. Such grants were in consideration for services rendered to Ortec. During the quarter we also granted, as part of the consideration for financing our equipment purchases, a two year warrant to purchase 8,250 shares of our common stock at an exercise price of $6.25 per share. The grant of such options and the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

         Item 6.           Exhibits and Reports on Form 8-K


         (a)            Exhibit No.                 Description
                        -----------                 -----------
                            3.1                     Agreement of Merger of the Skin Group, Ltd. and
                                                    the Company dated July 9, 1992 (1)

                            3.2                     Restated Certificate of Incorporation (2)

                            3.3                     By-Laws (1)

         ----------------------
         (1) Filed as an Exhibit to our Registration Statement on Form SB-2 (File No. 33- 96090), or Amendment 1 thereto, and incorporated herein by reference.

         (2) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  We did not file any reports on Form 8-K in the first quarter of 2002.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.

         Date: May 14, 2002             By:          /s/ Steven Katz
                                                 ------------------------------
                                                 Steven Katz, PhD
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

         Date: May 14, 2002             By:          /s/ Ron Lipstein
                                                 ------------------------------
                                                 Ron Lipstein
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'