Form 10-Q
period 2002-06-30
ORTEC INTERNATIONAL INC
filed 2002-08-19
CIK 889992

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                   PERIOD FROM _______________ TO ____________________


                         Commission file number 0-27368


                            ORTEC INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                          Delaware                       11-3068704
                 (State or other jurisdiction         (I.R.S. Employer
               of incorporation or organization)     Identification No.)


                      3960 Broadway                        10032
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
Yes  X   No
   ----     ----
                                ----------------

The number of shares outstanding of the issuer's common stock is 9,691,608 (as of August 15, 2002)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2002


                               ITEMS IN FORM 10-Q

                                                                                                              Page
                                                                                                              ----
Facing Page

Part I
               Item 1.       Financial Statements (Unaudited).                                                  1

               Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                             Operation.                                                                        20

               Item 3        Quantitative and Qualitative Disclosures About Market Risk.                       28


Part II
               Item 1.       Legal Proceedings and Claims.                                                     29

               Item 2.       Changes in Securities and Use of Proceeds.                                        30

               Item 3.       Default Upon Senior Securities.                                                 None

               Item 4.       Submission of Matters to a Vote of Security Holders.                            None

               Item 5.       Other Information.                                                                34

               Item 6.       Exhibits and Reports on Form 8-K.                                                 36

Signatures


Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEETS


                                                          JUNE 30,     DECEMBER 31,
                                                           2002            2001 *
                                                           ----            ----
                                                        (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                             $784,262        $854,025
  Accounts receivable                                     94,525          21,890
  Other current assets                                    33,282         169,516
                                                      ----------      ----------

Total current assets                                     912,069       1,045,431
                                                      ----------      ----------

Property and equipment, at cost:
  Laboratory equipment                                 2,138,471       2,126,771
  Office furniture and equipment                       1,240,868         982,948
  Leasehold improvements                               1,567,513       1,367,784
                                                      ----------      ----------

                                                       4,946,852       4,477,503
  Accumulated depreciation and
    amortization                                       3,196,668       2,894,782
                                                      ----------      ----------

Property and equipment - net                           1,750,184       1,582,721
                                                      ----------      ----------

Other assets:
  Patent application costs, net of
    accumulated amortization of $244,986 at
    June 30, 2002 and $213,105 at
    December 31, 2001                                    709,122         619,676
  Deferred financing costs, net of accumulated
    amortization of $38,104 at June 30,2002
    and $1,983 at December 31, 2001                      209,106          57,517
  Security deposit - New Jersey location                 639,000         598,000
  Deposits and other assets                               26,349         135,256
                                                      ----------      ----------

Total other assets                                     1,583,577       1,410,449
                                                      ----------      ----------

Total Assets                                          $4,245,830      $4,038,601
                                                      ==========      ==========




* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                                                          JUNE 30,          DECEMBER 31,
                                                                           2002                 2001 *
                                                                           ----                 ----
                                                                        (Unaudited)


                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                                                         $  3,929,482       $  2,444,945
  Accrued compensation                                                       111,443            223,393
  Accrued professional fees                                                  146,474            301,783
  Accrued interest                                                            87,416            460,964
  12% Convertible debentures due April 30, 2003--net                         667,894               --
  Other Loans payable - current                                              233,048            143,505
                                                                        ------------       ------------

Total current liabilities                                                  5,175,757          3,574,590
                                                                        ------------       ------------

Loans payable and other long term
  obligations                                                             12,693,584          6,768,983
                                                                        ------------       ------------

Commitments and contingencies

Redeemable Convertible Preferred Stock                                     1,870,120            --
                                                                        ------------       ------------

Shareholders' equity/(deficit):
  Common stock, $.001 par value;
    authorized 35,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding at June 30, 2002
    and December 31, 2001                                                      9,712              9,712
  Additional paid-in capital                                              56,245,642         53,017,615
  Deficit accumulated during the
    development stage                                                    (71,571,340)       (59,154,654)
  Treasury stock, at cost (20,000 shares at
    June 30, 2002 and December 31, 2001)                                    (177,645)          (177,645)
                                                                        ------------       ------------

Total shareholders' deficiency                                           (15,493,631)        (6,304,972)
                                                                        ------------       ------------

Total Liabilities and
  Shareholders' Deficiency                                              $  4,245,830       $  4,038,601
                                                                        ============       ============


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            Six months              Cumulative from
                                       Quarter ended June 30,              ended June 30,            March 12, 1991
                                       ----------------------              --------------            (inception) to
                                        2002            2001            2002             2001        June 30, 2002
                                        ----            ----            ----             ----        -------------

  Product revenue                  $    92,535      $      -        $    208,950      $      -        $    230,840
                                   -----------     ------------     ------------      -----------     ------------

Expenses
  Research and development           1,060,793        1,073,288        2,214,630        2,328,635       20,263,022
  Rent                                 210,038          147,334          385,269          291,208        2,564,804
  Consulting                           174,406          405,205          344,278          540,563        5,570,793
  Personnel                          2,097,025        1,504,077        4,170,468        3,000,229       27,119,828
  General and administrative           941,356          652,579        1,851,439        1,209,006       13,854,124
  Interest and other expense         2,882,691           20,156        3,666,872           40,971        4,686,378
  Interest income                       (1,227)         (49,509)          (7,320)        (163,009)      (2,256,769)
                                   -----------     ------------     ------------      -----------     ------------

                                     7,365,082        3,753,130       12,625,636        7,247,603       71,802,180
                                   -----------     ------------     ------------      -----------     ------------

Net loss                            (7,272,547)      (3,753,130)     (12,416,686)      (7,247,603)     (71,571,340)

Preferred stock dividend                 --                                --                               --
                                   -----------     ============     ------------      ===========     ------------

Net loss applicable to common
  shareholders                     $(7,272,547)     $ 3,753,130     $(12,416,686)     $(7,247,603)    $(71,571,340)
                                   ===========     ============     ============      ===========     ============


Net loss per share
  Basic and diluted                   $(.75)           $(.39)          $(1.28)           $(.75)          $(14.31)
                                      =====            =====           ======            =====           =======
Weighted average shares outstanding
  Basic and diluted                  9,691,608        9,691,608        9,691,608        9,691,608        5,000,503
                                   ===========     ============     ============      ===========     ============



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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                       Common Stock        Additional   Deficit accumulated
                                                            Paid-in     in the development     Treasury
                                      Shares     Amount     Capital           stage              Stock      Total
                                      ------     ------     -------           -----              -----      -----
  (brought forward)                 4,601,963    $4,602   $15,573,183     $ (7,860,787)                  $ 7,716,998

Exercise of warrants                1,158,771     1,159    10,821,632                                     10,822,791
Share issuance costs                                         (657,508)                                      (657,508)
Stock options and warrants
  issued for services                                         660,000                                        660,000
Net loss for the year ended
  December 31, 1997                                                         (4,825,663)                   (4,825,663)
                                    ---------    ------   -----------     ------------       --------    -----------

Balance - December 31, 1997         5,760,734     5,761    26,397,307      (12,686,450)                   13,716,618

Exercise of warrants                  221,486       221     1,281,736                                      1,281,957
Stock options and warrants
  issued for services                                       1,920,111                                      1,920,111
Sixth private placement               200,000       200     1,788,498                                      1,788,698
Warrants issued in Sixth
  private placement                                           211,302                                        211,302
Share issuance costs                                          (48,000)                                       (48,000)
Purchase of treasury stock
  (at cost)                                                                                  $(67,272)       (67,272)
Net loss for the year ended
  December 31, 1998                                                         (8,412,655)                   (8,412,655)
                                    ---------    ------   -----------     ------------       --------    -----------

Balance - December 31, 1998         6,182,220    $6,182   $31,550,954     $(21,099,105)      $(67,272)   $10,390,759
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                       Common Stock        Additional   Deficit accumulated
                                                            Paid-in     in the development     Treasury
                                      Shares     Amount     Capital           stage              Stock      Total
                                      ------     ------     -------           -----              -----      -----
  (brought forward)                 8,221,843    $8,222   $43,644,902     $(31,139,614)     $(142,790)  $ 12,370,720

Exercise of options and warrants      175,532       175       327,107                                        327,282
Stock options and warrants issued
  for services                                                 56,265                                         56,265
Ninth private placement                66,667        67       999,938                                      1,000,005
Warrants issued in Ninth
  private placement                                            23,000                                         23,000
Tenth private placement             1,247,566     1,248     8,419,823                                      8,421,071
Share issuance costs                                         (641,500)                                      (641,500)
Purchase of treasury stock
  (at cost)                                                                                   (34,855)       (34,855)
Net loss for the year ended
  December 31, 2000                                                        (12,129,663)                  (12,129,663)
                                    ---------    ------   -----------     ------------      ---------   ------------

Balance - December 31, 2000         9,711,608     9,712    52,829,535      (43,269,277)      (177,645)     9,392,325

Stock options issued for services                             188,080                                        188,080
Net loss for the year ended
  December 31, 2001                                                        (15,885,377)                  (15,885,377)
                                    ---------    ------   -----------     ------------      ---------   ------------

Balance - December 31, 2001         9,711,608    $9,712   $53,017,615     $(59,154,654)     $(177,645)  $ (6,304,972)
                                    =========    ======   ===========     ============      =========   ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                       Common Stock        Additional   Deficit accumulated
                                                            Paid-in     in the development     Treasury
                                      Shares     Amount     Capital           stage              Stock         Total
                                      ------     ------     -------           -----              -----         -----
  (brought forward)                 9,711,608    $9,712   $53,017,615     $(59,154,654)        $(177,645)   $ (6,304,972)

Stock options and Warrants
   issued for services                                        106,260                                            106,260
Warrants issued with convertible debentures                   421,929                                            421,929
Warrants issued with convertible redeemable
   preferred stock                                            559,289                                            559,289
Convertible Debenture conversion benefit                    1,042,663                                          1,042,663
Redeemable convertible preferred stock
   conversion benefit                                       1,097,886                                          1,097,886
Net loss for the six months
  ended June 30, 2002                                                      (12,416,686)                      (12,416,686)
                                    ---------    ------   -----------     ------------         ---------    ------------

Balance - June 30, 2002             9,711,608    $9,712   $56,245,642     $(71,571,340)        $(177,645)   $(15,493,631)
                                    =========    ======   ===========     ============         =========    ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Six months ended June 30,      Cumulative from
                                              -------------------------      March 12, 1991
                                                                             (inception) to
                                               2002              2001         June 30, 2002
                                               ----              ----         ---------------

Cash flows from operating activities:
  Net loss                                  $(12,416,656)     $(7,247,603)     (71,571,340)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization              333,767          352,679        3,452,095
      Amortization of deferred
        financing costs                           36,121            --              36,121
      Unrealized loss on marketable
        securities                                                                  11,404
      Realized loss on marketable
        securities                                                                   5,250
      Non-cash stock compensation                106,260          168,390        3,147,454
      Non-cash interest                         3,531,016                        3,985,768
      Purchases of marketable securities                                       (19,075,122)
      Sales of marketable securities                                            19,130,920
      Changes in operating assets and
        liabilities
         Accounts receivable                     (72,635)                          (94,525)
         Other current assets
            and other assets                     246,234           18,191           76,720
         Accounts payable and accrued
            liabilities                        1,268,482          339,670        4,273,119
                                            ------------      -----------     ------------
Net cash used in operating activities         (6,967,441)      (6,368,673)     (56,622,136)
                                            ------------      -----------     ------------

Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                    (200,705)        (318,683)      (4,591,142)
  Payments for patent application               (121,327)         (25,147)        (952,329)
  Organization costs                                                               (10,238)
  Deposits                                       (42,093)            2,821         (773,366)
  Purchases of marketable securities                                              (594,986)
  Sale of marketable securities                                                    522,532
                                            ------------      -----------     ------------
Net cash provided by (used in)
  investing activities                          (364,125)        (341,009)      (6,399,529)
                                            ------------      -----------     ------------



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            Six months ended June 30,      Cumulative from
                                            ------------------------       March 12, 1991
                                                                           (inception) to
                                              2002             2001        June 30, 2002
                                              ----             ----        -------------

Cash flows from financing activities:
  Proceeds from issuance of
    notes payable                              --                              $515,500
  Proceeds from issuance of
    convertible debentures                  2,583,000          --             2,583,000
  Proceeds from issuance of
    redeemable preferred stock              1,200,000                         1,200,000
  Proceeds from issuance of
    common stock                                                             53,550,522
  Financing costs for convertible
     debentures and preferred stock          (400,655)                         (400,655)
  Share issuance expenses                                                    (3,605,105)
  Purchase of treasury stock                                                   (177,645)
  Proceeds from issuance of
    loans payable                                                             1,446,229
  Proceeds from other long-term
    Obligations                             4,000,000                        10,000,000
  Repayment of capital lease
    obligations                               (42,806)                         (150,010)
  Repayment of loans payable                  (70,304)     $   (64,849)        (632,977)
  Repayment of long term obligation            (7,432)                           (7,432)
  Repayment of notes payable                                                   (515,500)
                                           ----------      -----------      -----------

Net cash provided by (used in)
  financing activities                      7,261,803          (64,849)      63,805,927
                                           ----------      -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                        (69,763)      (6,774,531)         784,262

Cash and cash equivalents at
  beginning of period                         854,025        9,292,478
                                           ----------      -----------      -----------

Cash and cash equivalents at
  end of period                            $  784,262      $ 2,517,947      $   784,262
                                           ==========      ===========      ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Six months ended June 30,                  Cumulative from
                                                -------------------------                   March 12, 1991
                                                                                            (inception) to
                                              2002                       2001               June 30, 2002
                                              ----                       ----               -------------

Supplemental disclosure of
 cash flow information:
    Non-cash financing activities
       Capital lease obligations           $268,644                    $ -                     $387,547
       Deferred offering costs included
         in accounts payable and
         accrued liabilities                 -                           -                         -
       Financing costs - other
         long-term obligations included
         in accounts payable and
         accrued liabilities                 -                                                     -
       Forgiveness of rent payable           -                           -                       40,740
       Share issuance
         expenses - warrants                 -                           -                      255,000
       Warrants issued with
         debentures                        421,929                       -                      421,929
       Warrants issued with
         preferred stock                   559,289                       -                      559,289
       Debenture conversion
         feature                         1,042,663                       -                    1,042,663
       Preferred stock
         conversion feature              1,097,886                       -                    1,097,886
    Cash paid for interest                  26,876                      41,410                  514,417

    Cash paid for income taxes               -                          23,508                  199,576




See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - FINANCIAL STATEMENTS

         The condensed balance sheet as of June 30, 2002, and the condensed statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the statements of shareholders' equity (deficiency) and cash flows for the six month periods ended June 30, 2002 and 2001, and for the period from March 12, 1991 (inception) to June 30, 2002, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, results of operations for the three and six month periods ended June 30, 2002 and 2001, and stockholders equity and cash flows for the six month periods ended June 30, 2002 and 2001 and for the period from March 12, 1991
(inception) to June 30, 2002, have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the operating results for the full year or for any other interim period.


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

Basis of Presentation and liquidity

         Ortec is a development stage enterprise, which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of OrCel for treatment of Epidermolysis Bullosa and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these indications. Revenues to date have not been significant.

         On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. Wainwright is assisting the Company in raising financing of approximately $8.5 million. On May 13, 2002, the Company secured the first $2.3 million of this financing, in the form of 12% convertible debentures, which are convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in an anticipated forthcoming financing. It is expected that these debentures will be converted into equity securities upon the final closing of this financing. As June 30, 2002, $0.6 million has been converted into redeemable convertible preferred stock. The Company also issued 291,625 stock purchase warrants as part of this May 13, 2002 financing, which are exercisable at $4.50 per share for up to 5 years from the date of grant subject to adjustment under certain conditions. On June 28, 2002, an additional
$1.5 million of financing was secured, which consists of $1.2 million in redeemable convertible preferred stock and $.3 million in 12% convertible debentures, which the Company also expects will be converted into equity securities. The Company also issued 31,250 stock purchase warrants at an exercise price of $4.50 per share and 623,374 stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period, as part of the June 28, 2002 financing. Subsequent to June 30, 2002, the Company has issued an additional $0.2 million in convertible debentures, similar to those raised in the May 7, 2002 and June 28, 2002 financings.

         The Company anticipates continuing its financing efforts with the issuance of its Series B Convertible Preferred Stock. The preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.67 or commencing after January 1, 2003, based on a alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price. The alternative conversion price is cancelable under certain circumstances, as described below. Conversion is mandatory, upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $3.35 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. In the event that the Company receives a licensing fee or a strategic investment of at least $8.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing rate of the investment or the fixed rate of $1.67, if lower. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.67 if lower. Dividends will be paid in common shares at the rate of 12% in the first year after issue and in either cash or common shares in subsequent years at the election of the Company, until at such time as the preferred stock is converted to common shares. Along with the convertible preferred stock, the Company is also issuing warrants to purchase common shares. The Series A warrants, exercisable at $.001 per share, must be exercised immediately upon closing of the purchase of preferred stock. The Series B-1 warrants are exercisable nine months after closing at $2.00 per share and the Series B-2 warrants are exercisable at $3.00 per share, twelve months after closing.

         The Company anticipates completing the balance of this financing with H.C. Wainwright in August 2002.

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at June 30, 2002, (approximately $.8 million) and the anticipated additional new financing expected in August 2002 of approximately $5.0 million will enable us to continue our operations until December 2002. In addition, on August 5, 2002, we executed a letter of intent with a securities brokerage firm, whereby they agreed to act as the underwriter for the Company on a firm commitment basis and to complete a $12.0 million follow on public offering.

         We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with us, in exchange for manufacturing, marketing, distribution or other rights to our products. However, we can give no assurances that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.

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


NOTE 3 - NET LOSS PER SHARE

         As of June 30, 2002, an aggregate of 3,740,119 outstanding warrants and options were excluded from the weighted average share calculations, as the effect was antidilutive. As of June 30, 2001, an aggregate of 2,764,579 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

         Additionally, the effects of the conversion of the debentures and preferred stock were excluded from the weighted average share calculation as the effect would be antidilutive. An aggregate of 1,322,000 and 1,246,747 shares of common stock would be issuable upon conversion of the debentures and preferred stock at June 30, 2002, respectively.


NOTE 4 - LONG TERM OBLIGATIONS

         On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. and as part of this agreement has received $10.0 million. $6.0 million was received in 2001 with the remaining $4.0 million in January 2002. Such amounts are reflected as long term debt as of June 30, 2002 and December 31, 2001. On August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement is contingent upon completion of the current financing with H.C. Wainwright (Note 2). Beginning in 2003, these securities will accrue fixed dividends at 12% per annum, payable in preferred stock and will also earn an additional dividend of .875%, which may be adjusted upward, if certain level of sales are not achieved by the Company. If the Company does not redeem the preferred stock and accrued dividends prior to December 31, 2011, the accrued dividends will be converted into common shares and the face value of the preferred stock will remain outstanding at an increased dividend rate. The Company may redeem these securities at any time by payment of the preferred stock and accrued dividends to date.

         The remaining $3.0 million of the original $10.0 million received from Paul Capital will continue to be treated as Long Term Debt, under the Royalty Interest Assignment Agreement. The Company may incrementally receive up to an additional $15.0 million, but only upon the mutual agreement of both the Company and Paul Capital.

         Under the August 29, 2001 agreement, in consideration for the original $10.0 million, Paul Capital received a minimum of 3-1/3% of end user revenues from the sale of the Company's products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. As of June 30, 2002, the Company estimated that its effective cost of the amounts it received from Paul Capital was 28% per annum, and has accrued interest accordingly which is reflected as long-term at June 30, 2002. The non-binding terms of the agreement reached in principle provides that Paul Capital will receive a minimum of 1.125% on end user revenues up to $100 million and 0.6% on revenues in excess of $100 million. Under the August 29, 2001 agreement, beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. Based upon the proposed revision to the original contract, prorated amounts of the advance payments will be due in each year of the agreement. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments, compared to amounts owed based on actual sales.

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

         The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its product, to secure payments required to be made by the Company to Paul Capital based on sales generated under the Royalty Revenue Interest Assignment and the Secured Participating Redeemable Preferred Stock agreements, as described above.

         The original agreement and the modification to the agreement reached in principle terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.



NOTE 5 - ISSUANCE OF DEBENTURES-

        On May 13, 2002, the Company issued an aggregate of $2,333,000 in convertible debentures. An additional $250,000 of convertible debentures were issued on June 28, 2002. These debentures are payable April 10, 2003, bear interest at the rate of 12% per annum, increasing to 18% per annum on October 10, 2002, which is payable at the end of each quarter. The Company has deferred payment of interest due June 30, 2002, until it completes additional financing. The debentures and accrued interest were to be converted into Ortec's equity securities if the Company completed a sale of the Company's equity securities for a minimum of an additional $5,000,000 by July 12, 2002. Although the Company only sold $1,200,000 of convertible redeemable preferred stock prior to July 13, 2002, the Company remains in negotiation with some of the note holders and other potential investors to secure additional equity financing. The Company believes that that the note holders will convert their debentures into the equity securities that the Company intends to issue in such additional financing on the terms set forth in the debentures as if the Company had completed such additional financing by July 12, 2002. The debentures provide for conversion of the debentures into equity securities (if the Company had secured not less than an additional $5,000,00 in equity financing by July 12, 2002) issued in such equity financing, by taking 110% of the principal amount of the debentures and 110% of the unpaid accrued interest, and purchasing so many of such equity securities determined by dividing such 110% principal and accrued interest of the note by the purchase price of one equity security in such equity financing.

                The debentures may be converted at the option of the holder of the debenture, to shares of the Company's common stock at a conversion rate which is the lower of $3.36 or the price per share of the equity securities in the proposed equity financing described above. However, the debentures provide for "price protection" so that the conversion rates at which the debentures are convertible to the Company's common stock is reduced if the Company sells its common stock in the future, or the exercise price or conversion rate of any warrants or options to purchase, or other securities which may be converted into, the Company's common stock, which the Company may issue in the future, are sold at a price, or are exercisable or convertible at a price, lower than the conversion rate of these debentures.

         The purchasers of the debentures were also granted five-year warrants to purchase an aggregate of 322,875 shares of the Company's common stock at an exercise price of $4.50 per share. Like the debentures, these warrants also provide "price protection" so that the exercise price is reduced if the Company sell common stock in the future, or the exercise price or conversion rate of any warrants or options to purchase, or other securities which may be converted into, the Company's common stock, which the Company may issue in the future, is lower than the exercise price of these warrants.

         The relative estimated fair value of the warrants of $421,929 was recorded as additional debt discount and is being amortized over the life of the convertible debentures. In addition, the estimated fair value of the beneficial conversion feature of $1,042,663 has been recorded as additional debt discount and is being amortized over the remaining life of the convertible debentures.


NOTE 6 - AMENDMENT OF CERTIFICATE OF INCORPORATION AND ISSUANCE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On June 28, 2002, the Company's board of directors unanimously adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that the Company is authorized to issue, as Series A Convertible Preferred Stock, and designating the relative rights and preferences of the Series A Convertible Preferred Stock. The stated value, which is also the Liquidation Preference of the Series A Convertible Preferred Stock, is $10,000 per share. The Company is required to pay dividends on the Series A Preferred shares, at the rate of 6% per annum of the $10,000 Liquidation Preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At the Company's option such dividends may be paid in the Company's common stock at the "conversion price" for the conversion of such preferred shares if such shares of common stock have been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price is fixed initially at $1.50 per share of the Company's common stock. Commencing nine months after the date of issuance of any shares of Series A Convertible Preferred Stock, the holder may elect to convert its Series A shares plus interest accrued thereon at an "Alternative Conversion Price" which shall be the average of the five lowest volume the weighted average prices for the Company's common stock during the 15 days immediately prior to conversion. However, at no time is the Alternative Conversion Price to be less than 50% of the fixed conversion price. The Alternative Conversion Price will be cancelled if within six months of issuance (i) the Company sell shares of the Company's common stock in a financing in which aggregate cash proceeds are not less than $5,000,000 and the price at which each share is sold is not less than $2.00, or
(ii) the Company receive at least $8,000,000 as an up-front payment for a licensing fee from a third party. There is price protection for the alternative conversion price only so that the alternative conversion price is reduced if the Company sells shares of the Company's common stock in the future at, or the exercise price of any warrants or options to purchase the Company's common stock which the Company may grant in the future, or the conversion price for the conversion of other securities (the Company may issue in the future) to the Company's common stock, is lower than the alternative conversion price for the Series A Preferred shares. The Company has the right to redeem all or a portion of the outstanding Series A Convertible Preferred Stock by payment of $15,000 per share plus any accrued and unpaid dividends. The holders of the Series A Convertible Preferred Stock may compel the Company to redeem their shares upon the occurrence of certain events, at $12,000 or $15,000 per Series A Preferred share, plus accrued dividends, depending on the event which triggers the holders' rights to compel redemption.

         On June 28, 2002 the Company sold to one institutional investor 187.012 shares of the Company's Series A Convertible Preferred Stock for a cash investment of $1,200,000 and conversion of $600,000 of the debentures the Company issued to such investor in May 2002. The Company also granted five year warrants to such purchaser to purchase an aggregate of 623,374 shares of the Company's common stock at an exercise price of $1.875 per share. Such warrants contain the same type of "price protection" provisions as were contained in the warrants the Company issued with its debentures.

         Under EITF 00-19, "Accounting for Derivative Instruments Indexed to and Potentially Settled in the Company's Own Stock", the beneficial conversion feature related to the redeemable convertible preferred stock and the warrants issued in connection with such preferred stock, do not qualify for presentation as permanent equity or temporary equity because the common shares that must be delivered upon conversion of the redeemable preferred stock or exercise of the warrants must be registered shares of the Company's common stock. The Company does not have sufficient registered shares of common stock as of June 30, 2002, and has not yet filed a registration statement for such shares. As the preferred stock has no stated redemption date, the entire amount of the discount has been reflected as interest expense during the three and six month periods ended June 30, 2002.

        The relative estimated fair value of the warrants of $559,289 was recorded as a discount to the preferred stock and was reflected as interest expense during the period ended June 30, 2002. In addition, the estimated fair value of the beneficial conversion feature of $1,097,886 has been recorded as an additional discount and has been reflected as interest expense during the period ended June 30, 2002.

        The debentures, the Series A Preferred shares and all of the warrants issued in connection with the debentures and Series A Preferred financings have "blocking" provisions which prevent the issuance of most of the shares of the Company's common stock issuable upon conversion of such debentures or Series A Preferred shares, or upon exercise of such warrants, until the Company secures shareholder approval for the sale of the debentures, the Series A Preferred shares and the grant of the warrants. The Company intends to secure such shareholder approval at the next annual meeting of the Company's shareholders which the Company intends to schedule for October 2002. If the Company does not secure such shareholder approval, the Company will suffer monetary penalties. The Company also are required to qualify all of the shares of the Company's common stock issuable upon conversion of the debentures and the Series A Preferred shares, and/or the exercise of the warrants, for sale in the public securities markets by registering them under the Securities Act of 1933, as amended, and keeping such registration statement in effect for close to two years. Although the Company has not filed the Company's proxy statement for the Company's annual meeting or the registration statement to qualify such shares of the Company's common stock for sale in the public securities markets within the time required by the Company's agreements and other documents, the Company believes that the holders of the debentures, the Series A Preferred shares and such warrants will participate in the Company's next equity financing and that therefore they will waive the monetary penalties that may be invoked against the Company for such delays in filing.


NOTE 7 - LEGAL PROCEEDINGS, CLAIMS AND OTHER CONTINGENCIES

         On August 15, 2001, a complaint was filed against the Company and its directors in the United States District Court for the Southern District of New York. The complaint claims that the plaintiff purchased the Company's class B warrants which expired December 31, 2000, claiming that he received assurances from the Company's chief executive officer that the board would reduce the strike price of such warrants and/or extend the due date of such warrants, and that the plaintiff relied on actions taken in the past by the Company to extend these warrants. The Company's chief executive officer denies giving such assurances. The Company denies that the plaintiff could rely upon actions taken in the past as representation that future actions would be taken. On April 25, 2002, the claim was settled by the issuance 36,000 three-year warrants to the claimant to purchase the Company common stock at $4.50 per share and reflected $61,560 of expense related to such warrants during such quarter.

         The Company has been notified by Columbia University, the landlord of premises at 3960 Broadway in New York City, where we maintain our principal offices, laboratory and production facilities, that the Company has been delinquent in payment of rent. The Company has recently surrendered approximately 11% of the space occupied by us in that building and will surrender an additional 11% within the next sixty days, as part of its program to reduce spending. The Company is now negotiating a pay out of the remainder of its unpaid obligations to Columbia. The Company's ability to make such payment is dependent on its ability to secure the additional equity financing, noted above.

         ClinTrials Networks, LLC has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. ClinTrials claims that as a result of such a breach the Company owes an unspecified amount, in excess of $100,000. The Company has advised ClinTrials that it is not in breach of its contract and that in any event, under the terms of the contract, ClinTrials is not entitled to recovery of any damages from the Company.

         The Company has reached an agreement with the New Jersey Economic Development Administration to terminate the current lease of approximately 58,000 square feet and to enter into a new lease for approximately 26,000 square feet of production and office space in North Brunswick, New Jersey.

        By letter dated June 27, 2002, the staff of the Nasdaq Stock Market, Inc., advised the Company that it had not met Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. On July 1, 2002 the Company appealed that determination and requested an oral hearing before a Nasdaq Listing Qualification Panel. At that hearing, which was held on August 8, 2002, the Company asked the panel to defer delisting the Company's common stock for up to six months in order to give the Company time to complete a plan, which it presented to the panel, to raise sufficient capital to provide for the Company's cash needs for the next twelve months and to enable the Company to meet Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. The Company's common stock will continue to be listed pending the panel's determination of our request. The debentures, the Series A Preferred Shares and the warrants issued in connection with such financings provide for monetary penalties against the Company if its common stock is deleted from Nasdaq and is not listed for trading on the Bulletin Board.


NOTE 8- EQUIPMENT FINANCING-

        In January 2002, the Company secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand its manufacturing capacity. During the six months ended June 30, 2002, the Company purchased $268,644 of equipment under this financing which was accounted for as a sales-leaseback.

NOTE 9 - STOCK OPTIONS AND WARRANTS

         The following represents stock option and warrant activity during the six months ended June 30, 2002:


                                    Stock Options      Warrants            Total
                                    -------------      --------            -----
Balance at December 31, 2002          2,033,306          395,412         2,428,718
Granted                                 194,150        1,336,331         1,510,481
Exercised                                   -                -                 -
Expired or cancelled                   (121,250)         (77,830)         (199,080)
                                      --------------------------------------------
Balance at June 30, 2002              2,106,206        1,633,913         3,740,119
                                      ============================================


         During the three and six months ended June 30, 2002, there were 35,000 options and 36,000 issued to non-employees for services, which resulted in an aggregate expense of $106,260. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

        The Company is required to grant to the placement agent who arranged for the sale of the debentures and the Series A Preferred shares, 5 year warrants to purchase a percentage of the shares of the Company's common stock issuable upon conversion of the debentures and the Series A Preferred shares. The terms of the warrants the Company are to grant to the placement agent, including the exact number of shares of the Company's common stock the placement agent may purchase, and other warrants the Company will grant to the placement on the completion of the proposed additional financing discussed above, are being negotiated by the Company and the placement agent. As the Company is unable to estimate the amount of warrants or the price of such warrants, no compensation expense has been recognized for such warrants during the three and six months ended June 30, 2002.

        The Company is also required to grant 3 year warrants to purchase 300,000 shares of the Company's common stock at exercise prices of $3.50 per share for 100,000 shares, at $5.50 per share for the second 100,000 shares and at $7.50 per share for the third 100,000 shares, to one entity in exchange for financial consulting services rendered by that entity. The warrants vest as to each 100,000 share tranche on June 1, 2002, on December 1, 2002 and on June 1, 2003. The Company has the right to cancel such financial consulting services agreement on 30 days' notice. If the Company cancel the agreement, all warrants which did not vest prior to the date of termination of the agreement are cancelled. The Company has not yet issued such warrants, but has accrued an aggregate of $143,083 of expense (which is reflected in accrued expenses) related to such warrants as of June 30, 2002.

NOTE 10 - ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD AND IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

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

         The Company's intangible assets subject to amortization primarily consists of patent application costs totaling $832,781 as of January 1, 2002. As of January 1, 2002, there were no intangible assets with indefinite useful lives. The Company continues to amortize these costs over their estimated useful lives. Adoption of this accounting standard did not have a material effect on financial position or results of operations. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS
No. 144 had no effect on the financial position or results of operations of the Company.

         On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

        On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company iscurrently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

NOTE 11 - SUBSEQUENT EVENTS-

Issuance of debentures-

        In August 2002, the Company issued an aggregate of $175,000 in convertible debentures with comparable terms as those that were issued on May 13, 2002. An aggregate of 21,875 warrants were issued in connection with such financing with the same terms as those that were issued on May 13, 2002.

Letter of Intent-

        As more fully discussed in Note 2, the Company signed a non-binding letter of intent with Paul Capital on August 6, 2002 in order to convert a portion of the outstanding obligations to Paul Capital to Series C Preferred Stock.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information May Prove Inaccurate

         This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to Ortec, that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

         The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

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

         From inception to date, we have incurred cumulative net losses of approximately $71.6 million. We expect to continue to incur substantial losses until at least 2003, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

         We are currently conducting pivotal clinical trials of OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. We expect to complete the venous stasis pivotal clinical trials by the end of 2002, with submission of the FDA filing by the first quarter of 2003. We anticipate obtaining FDA approval in 2003 for the use of our OrCel product in the treatment of venous stasis ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic ulcers pivotal clinical trials and expect to resume these trials in 2003 dependent on obtaining additional financing.

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

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale, is included in Research and Development costs.

Long Term Obligations. We account for our Revenue Interest Assignment Agreement in a manner similar to that of debt and provide for interest to reflect the estimated cost of the funds received. Interest is imputed at approximately 28% per annum, which is the estimated return under the agreement. Interest may range from 20-30% per annum depending on our sales and the ultimate terms of the agreement.

Adoption of Recently Issued Accounting Standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company's intangible assts subject to amortization consists primarily of patent application costs. There are no intangible assets with indefinite useful lives.

        The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no effect on the financial position or results of operations of the Company.

Impact of recently issued accounting pronouncements:

        On April 30, 2002 the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

        On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its consolidated results of operations and financial position.

Results of Operations

Three and Six Months Ended June 30, 2002, and June 30, 2001.

Revenues

         We earned revenues of approximately $93,000 in the 2002 quarter, and $209,000 for the six months ended June 30, 2002 from commercial shipments of products to customers. Since sales to commercial customers only began in December 2001, there was no comparable revenue generated in the quarter and six months ended June 30, 2001.

Expenses

         Expenses increased by approximately $1.7 million in the quarter from approximately $3.8 million in 2001 to approximately $5.5 million in 2002 and by $3.6 million in the six month period from approximately $7.2 million in 2001 to approximately $10.8 million in 2002.

         Personnel. Personnel costs increased by approximately $1.2 million in the quarter from $3.0 million in 2001 to $4.2 million in 2002, and $0.6 million in the six month period from $1.5 million in 2001 to $2.1 million in 2002. This increased expense resulted from the additional personnel required to conduct and manage larger clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs to initiate our sales and marketing program for our FDA approved products and for additional administrative personnel required as a result of such increased staffing levels. This personnel increase resulted in increased rent expense as additional space was needed to accommodate the increased staffing levels.

         Consulting. These fees decreased by $231,000 in the quarter and $196,000 in the six months ended June 30, 2002 compared with the six months ended June 30, 2001. This was due to the increased costs in 2001 related to the specific requirements for concluding the clinical trials for donor site wounds and FDA submissions, noted above, as well as the costs of conducting the pilot clinical trials for venous leg stasis and diabetic foot ulcers. In 2002, only the costs of beginning the pivotal clinical trials for venous leg stasis ulcers were incurred.

         Research and Development. These expenses decreased by approximately $12,000 in the quarter and $114,000 in the six months ended June 30, 2002 compared with the quarter and six months ended June 30, 2001. The decrease in research and development expenses was due to the fact that higher costs were incurred in 2001 for conducting the donor site pivotal clinical trials, as well as the venous and diabetic ulcers pilot trials, which were concluded in 2001, compared with the costs incurred in 2002 relevant to only the venous stasis pivotal trials. This decrease was partially offset by the higher costs incurred in 2002 relevant to producing cryo OrCel for the larger venous stasis clinical trial, as well as fresh OrCel for sales to customers.

         General and Administrative. These expenses increased by $289,000 in the quarter and $642,000 in the six months ended June 30, 2002, compared with the similar period in 2001, due to increased marketing, recruitment, insurance and other expenses incurred, as Ortec prepares for commercial sales of its product and continues its financing activities.

         Interest Expense. Interest expense increased by $2.8 million in the quarter and by $3.6 million in the six months ended June 30, 2002, compared with the expense incurred in the quarter and six months ended June 30, 2001, due to the imputed interest accrued on the Paul Capital agreement, and interest accrued on convertible debentures issued on May 13, 2002. Based on the original $10 million received from Paul Capital and the anticipated revenue stream over the term of this agreement, management anticipates that the effective cost of these funds will range between 20% to 35% per annum and, as such, approximately $1.4 million in interest expense has been accrued in the six months ended June 30, 2002. Interest expense of $0.3 million was accrued as a result of the issuance of convertible debentures on May 13, 2002. Additionally, interest of $1.9 million was recorded due to the beneficial conversion feature and warrants on the convertible preferred stock.

         Interest Income. Interest income declined by approximately $48,000 in the quarter and $156,000 in the six months ended June 30, 2002 compared with the similar periods in 2001, primarily due to the smaller average cash balances outstanding during 2002 compared with 2001.


Liquidity and Capital Resources

         Since inception (March 12, 1991) through June 30, 2002, we have accumulated a deficit of approximately $71.6 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants. From inception to June 30, 2002, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $51.5 million, we received proceeds from the issuance of convertible debentures of $2.6 million proceeds from issuance of convertible redeemable preferred stock of $1.2 million, and received a total of $10 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

        On August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement is contingent upon completion of the current financing with H.C. Wainwright. The remaining $3.0 million of the original $10.0 million received from Paul Capital will continue to be treated as Long Term Debt, under the Royalty Interest Assignment Agreement. The Company may incrementally receive up to an additional $15.0 million, but only upon the mutual agreement of both the Company and Paul Capital.

         For the six months ended June 30, 2002, we used net cash for operating activities of approximately $7.0 million. Cash used in operating activities resulted primarily from our net loss of $12.4 million, offset by depreciation and amortization of approximately $334,000, approximately $3.5 million of non-cash interest expense and an increase in accounts payable and accrued expenses of approximately $1.3 million.

         In the six months ended June 30, 2002 we invested approximately $322,000 in property, plant, equipment and patent application costs. In
January 2002, we received a $1,300,000 line of credit from GE Capital for equipment lease financing on which we financed $268,000 of additional purchases of fixed assets. These proceeds are available to be utilized in financing manufacturing equipment purchases in 2002.

         In January 2002, we secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand our manufacturing capacity. During the six months ended June 30, 2002, we purchased $268,644 of equipment under this financing.

         We repaid $119,000 on our loans payable and long-term debt during the six months ended June 30, 2002. We did not sell our common stock, but we did receive $4.0 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P. and $3.8 million in our Convertible Debentures and Preferred Stock financing through H.C. Wainwright, as noted above.

         In December 2001, we entered into a ten-year lease with New Jersey Economic Development Authority ("NJEDA") to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. We have reached an agreement with NJEDA to terminate the current lease and enter into a new lease for approximately 26,000 square feet of manufacturing and office space. The new lease will begin on August 1, 2002 and terminate on December 31, 2005, with a 7-year renewal option beyond the initial term. Rent will begin at $14 per square foot on January 1, 2003, the expected occupancy date of these premises, and will incrementally increase to $16 per square foot in 2005. A security deposit of $639,000, which was paid by us on the original lease, will be applied as a security deposit on the new lease. All construction costs advanced to NJEDA for the renovation of the premises, approximately $420,000, will be included as a construction allowance in the new lease and is reflected in the rent base, noted above.

         Under the August 29, 2001 agreement with Paul Capital, in consideration for the original $10.0 million, Paul Capital received a minimum of 3-1/3% of end user revenues from the sale of the Company's products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. As of June 30, 2002, the Company estimated that its effective cost of the amounts it received from Paul Capital was 28% per annum, and has accrued interest accordingly. On
August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series
C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement is contingent upon completion of the current financing with H.C. Wainwright. The non-binding terms of the agreement in principle provides that Paul Capital will receive a minimum of 1.125% on end user revenues up to $100 million and 0.6% on revenues in excess of $100 million. Under the August 29, 2001 agreement, beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. Based upon the proposed revision to the original contract, prorated amounts of the advance payments will be due in each year of the agreement. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments, compared to amounts owed based on actual sales.

         The remaining $3.0 million of the original $10.0 million received will continue to be treated as Long Term Debt, under the revised Royalty Interest Assignment Agreement. We may incrementally receive another $15 million, but only upon mutual agreement by both Ortec and Paul Capital.

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

         We have granted Paul Capital a security interest in our United States and Canadian patents and trademarks relating to our technology for our product, to secure payments we are required to make to Paul Capital, based on sales generated under the Royalty Revenue Interest Assignment agreement, as described above.

         The original agreement and the modification to the agreement reached in principle terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

         On March 27, 2002, we engaged H.C, Wainwright & Co. Inc., an investment banking firm, to act as our financial advisor in connection with raising capital for the Company through debt and/or equity financing. While we can give no assurance of the total amount of financing that will be secured, Wainwright is assisting us in raising financing of approximately $8.5 million. On May 13, 2002, the Company secured the first $2.3 million of this financing, in the form of 12% convertible debentures, which are convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in an anticipated forthcoming financing. The debentures are due on April 30, 2003. It is expected that these debentures will be converted into equity securities upon the final closing of this financing. As of June 28, 2002, $0.6 million has been converted into redeemable convertible preferred stock. The Company also issued 291,000 stock purchase warrants as part of this May 7, 2002 financing, which are exercisable at $4.50 per share for up to 5 years from the date of grant. On June 28, 2002, an additional $1.5 million of financing was secured, which consists of $1.2 million in convertible preferred stock and $.3 million in 12% convertible debentures, which the Company also expects will be converted into equity securities. The Company also issued 655,000 stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period, as part of the June 28, 2002 financing. Subsequent to June 30, 2002, the Company has raised an additional $0.2 million in convertible debentures, similar to those raised in the May 7, 2002 and June 28, 2002 financings.

          The Company anticipates continuing its financing efforts with the issuance of its Series B Convertible Preferred Stock. The preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.67 or commencing after January 1, 2003, based on a alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price. The alternative conversion price is cancelable under certain circumstances, as described below. Conversion is mandatory, upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $3.35 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. In the event that the Company receives a licensing fee or a strategic investment of at least $8.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing rate of the investment or the fixed rate of $1.67, if lower. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.67 if lower. Dividends will be paid in common shares at the rate of 12% in the first year after issue and in either cash or common shares in subsequent years at the election of the Company, until at such time as the preferred stock is converted to common shares. Along with the convertible preferred stock, the Company is also issuing warrants to purchase common shares. The Series A warrants, exercisable at $.001 per share, must be exercised immediately upon closing of the purchase of preferred stock. The Series B-1 warrants are exercisable nine months after closing at $2.00 per share and the Series B-2 warrants are exercisable at $3.00 per share, twelve months after closing.

         The Company anticipates completing the balance of this financing with H.C. Wainwright in August 2002.

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

          We have raised funds in the past through the public or private sale of equity securities, debentures and preferred stocks and through the agreement with Paul Capital. We will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions.

         We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at June 30, 2002, (approximately $.8 million) and the anticipated additional financing expected in August 2002 of approximately $5.0 million will enable us to continue our operations until December 2002. On August 5, 2002, we signed a letter of intent with a securities brokerage firm, and expect to complete a $12.0 million follow on public offering before December 31, 2002. We believe that this additional anticipated financing will enable us to continue our operations through the end of 2003.

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

Item 3- Quantitative and Qualitative Disclosures about Market Risk

        See Note 6 to the financial statements for information regarding the conversion of the Company's convertible notes and redeemable convertible preferred stock.

                                     PART II

Item 1.  Legal Proceedings and Claims

         1. The litigation instituted against Ortec, five of its directors, one former director and one officer who is not a director, by Dov Shellef in the United States District Court for the Southern District of New York, was settled in April 2002. In full satisfaction of Mr. Shellef's claims, we issued a three year warrant to Mr. Shellef entitling him to purchase 36,000 shares of Ortec's common stock at an exercise price of $4.50 per share.

         2. We have been notified by Columbia University, the landlord of premises 3960 Broadway in New York City, where we maintain our principal offices, laboratory and production facilities, that we have been delinquent in payment of rent. We have recently surrendered approximately 11% of the space occupied by us in that building, and we intend to surrender an additional 11% by the middle of October 2002, as part of our program to reduce spending. We are negotiating a pay out of the remainder of our unpaid obligations to Columbia. Our ability to make such payments is dependent on our ability to secure additional equity financing.

         3. ClinTrials Networks, LLC has claimed that we have breached our agreement with ClinTrials which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stassis ulcers, and for other services. ClinTrials claims that as a result of such a breach we owe it an unspecified amount, but in excess of $100,000. We have advised ClinTrials that we are not in breach of our contract with it and that in any event ClinTrials is not, under the terms of its contract with us, entitled to recover any damages from us.

         4. We have reached an agreement with the New Jersey Economic Development Administration to terminate our lease for approximately 58,000 sq. ft. of production and office space in North Brunswick, New Jersey. We have entered into a new lease with the New Jersey Economic Development Administration for approximately 26,000 sq. ft. of office and laboratory space and future production facilities in one of those same buildings in North Brunswick, New Jersey.


Item 2.  Changes in Securities

         (c) Recent Sales of Unregistered Securities

         1. In May, June and August 2002, we borrowed from 20 accredited investors an aggregate of $2,758,000. More than 80% of such loans were made to us by institutional investors. We issued notes to those investors for such loans. The notes are payable April 10, 2003, bear interest at the rate of 12% per annum, increasing to 18% per annum on October 10, 2002, payable at the end of each quarter. Payment of interest due June 30, 2002 has been deferred pending completion of an additional $5,000,000 in equity financing which we are now trying to secure. The notes and accrued interest were to be converted into Ortec's equity securities if we completed a sale of our equity securities for a minimum of an additional $5,000,000 by July 12, 2002. Although we only sold $1,200,000 of our equity securities prior to July 13, 2002, we are still in negotiation with some of the note holders and other potential investors to secure additional equity financing. We believe that the note holders will convert their notes into the equity securities we issue in such additional financing on the terms set forth in the notes as if we had completed such additional equity financing by July 12, 2002. The notes provide for conversion of the notes into our equity securities (if we had secured not less than an additional $5,000,00 in equity financing by July 12, 2002) issued in such equity financing, by taking 110% of the principal amount of the notes and 110% of the unpaid accrued interest, and purchasing so many of such equity securities determined by dividing such 110% principal and accrued interest of the note by the purchase price of one equity security in such equity financing.

         The notes may be converted at the holders' options to shares of our common stock at a conversion rate which is the lower of $3.36 or the price per share of the equity securities in the proposed equity financing described above. However, the notes provide for "price protection" so that the conversion rates at which the notes are convertible to our common stock is reduced if we sell our common stock in the future, or the exercise price or conversion rate of any warrants or options to purchase, or other securities which may be converted into, our common stock, which we may issue in the future, are sold at a price, or are exercisable or convertible at a price, lower than the conversion rate of these notes.

         The 20 purchasers of the notes were also granted five-year warrants to purchase an aggregate of 344,750 shares of our common stock at an exercise price of $4.50 per share. Like the notes, these warrants also provide "price protection" so that the exercise price is reduced if we sell common stock in the future, or the exercise price or conversion rate of any warrants or options to purchase, or other securities which may be converted into, our common stock, which we may issue in the future, is lower than the exercise price of these warrants.

         2. On June 28, 2002, pursuant to the authority granted our directors by our certificate of incorporation, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock we are authorized to issue, as Series A Convertible Preferred Stock, and designating the relative rights and preferences of the Series A Convertible Preferred Stock. The stated value, which is also the Liquidation Preference of the Series A Convertible Preferred Stock, is $10,000 per share. We are required to pay dividends on the Series A Preferred shares, out of our assets legally available therefore, at the rate of 6% per annum of the $10,000 Liquidation Preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At our option such dividends may be paid in our common stock at the "conversion price" for the conversion of such preferred shares if such shares of common stock have been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price is fixed initially at $1.50 per share of our common stock. Commencing nine months after the date of issuance of any shares of Series A Convertible Preferred Stock, the holder may elect to convert its Series A shares plus interest accrued thereon at an "Alternative Conversion Price" which shall be the average of the five lowest volume weighted average prices for our common stock during the 15 days immediately prior to conversion. However, at no time is the

Alternative Conversion Price to be less than 50% of the fixed conversion price. The Alternative Conversion Price will be cancelled if within six months of issuance (i) we sell shares of our common stock in a financing in which aggregate cash proceeds are not less than $5,000,000 and the price at which each share is sold is not less than $2.00, or (ii) we receive at least $8,000,000 as an up-front payment for a licensing fee from a third party. There is price protection for the alternative conversion price only so that the alternative conversion price is reduced if we sell shares of our common stock in the future at, or the exercise price of any warrants or options to purchase our common stock which we may grant in the future, or the conversion price for the conversion of other securities (we may issue in the future) to our common stock, is lower than the alternative conversion price for the Series A Preferred shares. We have the right to redeem all or a portion of the outstanding Series A Convertible Preferred Stock by payment of $15,000 per share plus any accrued and unpaid dividends. The holders of the Series A Convertible Preferred Stock may compel us to redeem their shares upon the occurrence of certain events, at $12,000 or $15,000 per Series A Preferred share, plus accrued dividends, depending on the event which triggers the holders' rights to compel redemption.

         On June 28, 2000 we sold to one institutional investor 187.012 shares of our New Series A Convertible Preferred Stock for a cash investment of $1,200,000 and cancellation of $600,000 of the notes we issued to such investor in May 2002. We also granted five year warrants to such purchaser to purchase an aggregate of 623,374 shares of our common stock at an exercise price of $1.875 per share. Such warrants contain the same type of "price protection" provisions as were contained in the warrants we issued to the 20 accredited investors who acquired our notes described in paragraph 1 above.

         3. The notes, the Series A Preferred shares and all of the warrants described in paragraphs numbered 1 and 2 of this Item 2 of Part II, have "blocking" provisions which prevent the issuance of most of the shares of our common stock issuable upon conversion of such notes or Series A Preferred shares, or upon exercise of such warrants, until we secure shareholder approval for the sale of the notes, the Series A Preferred shares and the grant of the warrants. We intend to secure such shareholder approval at the next annual meeting of our shareholders which we intend to schedule for October 2002. If we do not secure such shareholder approval, we will suffer monetary penalties. We also are required to qualify all of the shares of our common stock issuable upon conversion of the notes and the Series A Preferred shares, and/or the exercise of the warrants, for sale in the public securities markets by registering them under the Securities Act of 1933, as amended, and keeping such registration statement in effect for close to two years. Although we have not filed our proxy statement for our annual meeting or the registration statement to qualify such shares of our common stock for sale in the public securities markets within the time required by our agreements and other documents, we believe that the holders of the notes, the Series A Preferred shares and such warrants will participate in our next equity financing and that therefore they will waive the monetary penalties that may be invoked against us for such delays in filing.

         4. We are required to grant to the placement agent who arranged for the sale of the notes and the Series A Preferred shares, 5 year warrants to purchase a percentage of the shares of our common stock issuable upon conversion of the notes and the Series A Preferred shares. The terms of the warrants we are to grant to the placement agent, including the exact number of shares of our common stock the placement agent may purchase, and other warrants we will grant to the placement on the completion of the proposed additional financing discussed above, are being negotiated by us and the placement agent.

         5. We are also required to grant 3 year warrants to one entity for financial consulting services rendered by that entity to us, to purchase 300,000 shares of our common stock at exercise prices of $3.50 per share for 100,000 shares, at $5.50 per share for the second 100,000 shares and at $7.50 per share for the third 100,000 shares. The warrants vest as to each 100,000 share tranche on June 1, 2002, on December 1, 2002 and on June 1, 2003. We have the right to cancel such financial consulting services agreement on 30 days' notice. If we cancel the agreement, all warrants which did not vest prior to the date of termination of the agreement are cancelled. We have not yet issued such warrants.

         6. As noted in paragraph numbered 1 of Item 1 of this Part II, we have granted to Mr. Dov Shellef a three year warrant to purchase 36,000 shares of our common stock at an exercise price of $4.50 per share, in full satisfaction of all claims he has against us or our directors, a former director and a non-director officer, whom he named as defendants in the litigation he instituted against us.

         7. The sale of all such notes and Series A Preferred shares, and the grant of all such warrants, as described in paragraphs numbered 1 through 6, both inclusive, of this Item 2 of Part II, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering, and with respect to the sale of the notes and the Series A Preferred shares, and the warrants granted as part of such sales, pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Act, since all the purchasers represented that they were "accredited investors", as such term is defined in Regulation D.

         8. During the second quarter of 2002 we granted to 15 full-time employees and to one consultant options under our Employee Stock Option Plan, expiring in the case of our employees 7 years after the date of grant, and in the case of the consultant 3 years after the date of grant, to purchase an aggregate of 60,500 shares of our common stock, at exercise prices ranging from $1.90 to $5.00 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

Item 5.  Other Information

         By letter dated June 27, 2002, the staff of the Nasdaq Stock Market, Inc., advised us that we had not met Nasdaq's requirements for continued listing of our common stock on the Nasdaq SmallCap market. On July 1, 2002 we appealed that determination and requested an oral hearing before a Nasdaq Listing Qualification Panel. At that hearing, which was held on August 8, 2002, we asked the panel to defer delisting our common stock for up to six months in order to give us time to complete a plan, which we presented to the panel, to raise sufficient capital to provide for our cash needs for the next twelve months and to enable us to meet Nasdaq's requirements for continued listing of our common stock on the Nasdaq SmallCap market. Our common stock will continue to be listed pending the panel's determination of our request. The notes, the Series A Preferred Shares and the warrants described in paragraphs numbered 1 and 2 of Item 2 of
Part II, provide for monetary penalties against us if our common stock is deleted from Nasdaq and is not listed for trading on the Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K



(a)       Exhibit No.                           Description
          -----------                           -----------

              3.2           Restated Certificate of Incorporation (2)

              3.3           By-Laws (1)

              3.4           Amendment to Certificate of Incorporation adopted
                            June 28, 2002, being a Certificate of Designation of the Relative Rights and Preferences of the Series A
                            Convertible Preferred Stock (3)

             99.1           Certification of Principal Executive Officer (3)

             99.2           Certification of Principal Financial Officer (3)



---------------------

(1) Filed as an Exhibit to our Registration Statement on Form SB-2 (file No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(3)  Filed herewith.




(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K in the second quarter of 2002.

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                   ORTEC INTERNATIONAL, INC.



    Date:  August 19, 2002         By:      /s/ Steven Katz
                                       ------------------------------------
                                       Steven Katz, PhD
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



    Date:  August 19, 2002         By:      /s/ Ron Lipstein
                                       ------------------------------------
                                       Ron Lipstein
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'