Form 10-Q
period 2002-09-30
ORTEC INTERNATIONAL INC
filed 2002-11-19
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
Yes  X     No
   -----     -----

                                 ---------------

The number of shares outstanding of the issuer's common stock is 19,765,480 (as of November 14, 2002)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2002

                               ITEMS IN FORM 10-Q

                                                                                                              Page
                                                                                                              ----
Facing Page

Part I
               Item 1.       Financial Statements (Unaudited).                                                  1

               Item 2.       Management's Discussion and Analysis of Financial Condition
                             and Results of Operation.                                                          24

               Item 3        Quantitative and Qualitative Disclosures About Market Risk.                       None

               Item 4        Controls and Procedures.                                                           34

Part II

               Item 1.       Legal Proceedings and Claims.                                                      34

               Item 2.       Changes in Securities and Use of Proceeds.                                         34

               Item 3.       Default Upon Senior Securities.                                                   None

               Item 4.       Submission of Matters to a Vote of Security Holders.                              None

               Item 5.       Other Information.                                                                 37

               Item 6.       Exhibits and Reports on Form 8-K.                                                  38

Signatures                                                                                                      39

Item 1.  FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2002          2001 *
                                                            ----          ----
                                                        (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                              $  357,588   $  854,025
  Accounts receivable                                        59,700       21,890
  Other current assets                                       28,016      169,516
                                                         ----------   ----------
Total current assets                                        445,304    1,045,431
                                                         ----------   ----------
Property and equipment, at cost:
  Laboratory equipment                                    2,146,558    2,126,771
  Office furniture and equipment                          1,239,665      982,948
  Leasehold improvements                                  1,567,513    1,367,784
                                                         ----------   ----------
                                                          4,953,736    4,477,503
  Accumulated depreciation and
    amortization                                          3,363,525    2,894,782
                                                         ----------   ----------
Property and equipment - net                              1,590,211    1,582,721
                                                         ----------   ----------
Other assets:
  Patent application costs, net of
    accumulated amortization of $261,985 at
    September 30, 2002 and $213,105 at
    December 31, 2001                                       694,473      619,676
  Deferred financing costs, net of accumulated
    amortization of $93,249 at September 30, 2002
    and $1,983 at December 31, 2001                         193,926       57,517
Security deposit - New Jersey location                      639,000      598,000
  Deposits and other assets                                  26,170      135,256
                                                         ----------   ----------
Total other assets                                        1,553,569    1,410,449
                                                         ----------   ----------
Total Assets                                             $3,589,084   $4,038,601
                                                         ==========   ==========


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS



                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2002             2001*
                                                  ----             ----
                                              (Unaudited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Accounts payable and accrued
    liabilities                                $  4,110,905    $  2,444,945
  Accrued compensation                              238,383         223,393
  Accrued professional fees                         457,082         301,783
  Accrued interest                                  167,011         460,964
  12% Convertible debentures due
    April 30, 2003 - net                          1,884,590
  12% Debentures due April 30, 2003 - net           597,000
  Long-term liabilities - current                   238,434         143,505
                                               ------------    ------------
Total current liabilities                         7,693,405       3,574,590
                                               ------------    ------------
Long-term liabilities - noncurrent               13,490,068       6,768,983
                                               ------------    ------------

Commitments and contingencies

Redeemable Convertible Preferred Stock           1,870,120
                                               -----------
Shareholders' equity/(deficit):
  Common stock, $.001 par value;
    authorized 35,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding at September 30, 2002
    and December 31, 2001                             9,712           9,712
  Additional paid-in capital                     56,264,236      53,017,615
  Deficit accumulated during the
    development stage                           (75,560,812)    (59,154,654)
  Treasury stock, at cost (20,000 shares at
    June 30, 2002 and December 31, 2001)           (177,645)       (177,645)
                                               ------------    ------------
Total shareholders' equity/(deficit)            (19,464,509)     (6,304,972)
                                               ------------    ------------
Total Liabilities and
  Shareholders' Equity                         $  3,589,084    $  4,038,601
                                               ============    ============


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Nine months           Cumulative from
                                        Quarter ended September 30,       ended September 30,        March 12, 1991
                                       ----------------------------    --------------------------    (inception) to
                                           2002            2001             2002          2001      September 30, 2002
                                           ----            ----             ----          ----      ------------------
  Product revenue                      $     34,825    $       --      $    243,775    $       --      $    265,665
                                       ------------    ------------    ------------    ------------    ------------
Expenses
  Research and development                  656,620         977,652       2,871,250       3,306,287      20,919,642
  Rent                                      130,922         147,326         516,191         438,534       2,695,726
  Consulting                                 92,053         565,015         436,331       1,105,578       5,662,846
  Personnel                               1,211,132       1,774,990       5,381,600       4,775,219      28,330,960
  General and administrative                508,194         709,002       2,359,632       1,918,008      14,362,317
  Interest and other expense              1,425,660          19,484       5,092,532          60,455       6,112,038
  Interest income                              (283)        (19,876)         (7,603)       (182,885)     (2,257,052)
                                       ------------    ------------    ------------    ------------    ------------
                                          4,024,298       4,173,593      16,649,933      11,421,196      75,826,477
                                       ------------    ------------    ------------    ------------    ------------
Net loss                                 (3,989,473)     (4,173,593)    (16,406,158)    (11,421,196)    (75,576,895)

Preferred stock dividend                       --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Net loss applicable to common
  shareholders                         $ (3,989,473)   $ (4,173,593)   $(16,406,158)   $(11,421,196)   $(75,560,812)
                                       ============    ============    ============    ============    ============
Net loss per share
  Basic and diluted                    $       (.41)   $       (.43)   $      (1.69)   $      (1.18)   $     (15.13)
                                       ============    ============    ============    ============    ============
Weighted average shares outstanding
  Basic and diluted                       9,691,608       9,691,608       9,691,608       9,691,608       4,993,826
                                       ============    ============    ============    ============    ============


See notes to condensed unaudited financial statements

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)



                                            Common Stock          Additional   Deficit accumulated
                                                                    Paid-in     in the development    Treasury
                                       Shares          Amount       Capital         stage               Stock      Total
                                       ------          ------       -------         -----               -----      -----
Issuance of stock:
  Founders                           1,553,820    $     1,554    $      (684)                                     $     870
  First private placement              217,440            217         64,783                                         65,000
  The Director                         149,020            149        249,851                                        250,000
  Second private placement              53,020             53        499,947                                        500,000
  Share issuance expenses                                            (21,118)                                       (21,118)
Net loss for the period from
  March 12, 1991 (inception) to
  December 31, 1991
                                                                                $  (281,644)                       (281,644)
                                   -----------    -----------    -----------    -----------                       ---------
Balance - December 31, 1991          1,973,300          1,973        792,779       (281,644)                        513,108

Issuance of stock:
  Second private placement              49,320             49        465,424                                        465,473
  Stock purchase agreement with
    The Director                        31,820             32        299,966                                        299,998
  Share issuance expenses                                            (35,477)                                       (35,477)
Net loss for the year ended
  December 31, 1992
                                                                                   (785,941)                       (785,941)
                                   -----------    -----------    -----------    -----------                       ----------
Balance - December 31, 1992          2,054,440    $     2,054    $ 1,522,692    $(1,067,585)                      $ 457,161
                                   ===========    ===========    ===========    ===========                       ==========


See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)


                                            Common Stock          Additional   Deficit accumulated
                                                                    Paid-in     in the development    Treasury
                                       Shares          Amount       Capital         stage               Stock      Total
                                       ------          ------       -------         -----               -----      -----

  (brought forward)                 2,054,440    $     2,054    $ 1,522,692    $(1,067,585)                    $   457,161

Issuance of stock:
  Third private placement             132,150            132      1,321,368                                      1,321,500
  Stock purchase agreement with
    Home Insurance Company            111,111            111        999,888                                        999,999
  Stock purchase agreement with
    The Director                       21,220             21        199,979                                        200,000
  Shares issued in exchange
    for commissions earned                600              1          5,999                                          6,000

  Share issuance expenses                                          (230,207)                                      (230,207)
Net loss for the year ended
  December 31, 1993                                                             (1,445,624)                     (1,445,624)
                                  -----------    -----------    -----------    -----------                      -----------

Balance - December 31, 1993         2,319,521          2,319      3,819,719     (2,513,209)                      1,308,829

Issuance of stock:
  Fourth private placement             39,451             40        397,672                                        397,712
  Stock purchase agreement with
    Home Insurance Company             50,000             50        499,950                                        500,000

  Share issuance expenses                                            (8,697)                                        (8,697)
Net loss for the year ended
  December 31, 1994                                                             (1,675,087)                     (1,675,087)
                                  -----------    -----------    -----------    -----------                     -----------
Balance - December 31, 1994         2,408,972    $     2,409    $ 4,708,644    $(4,188,296)                    $   522,757
                                  ===========    ===========    ===========    ===========                     ===========



See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)




                                            Common Stock          Additional   Deficit accumulated
                                                                    Paid-in     in the development    Treasury
                                       Shares          Amount       Capital         stage               Stock      Total
                                       ------          ------       -------         -----               -----      -----

  (brought forward)                   2,408,972        $2,409    $  4,708,644      $(4,188,296)                $   522,757

Rent forgiveness                                                       40,740                                       40,740
Net loss for the year ended
  December 31, 1995                                                                 (1,022,723)                 (1,022,723)
                                    -----------    -----------    -----------      -----------                  -----------

Balance - December 31, 1995           2,408,972          2,409      4,749,384       (5,211,019)                   (459,226)

Issuance of stock:
  Initial public offering             1,200,000          1,200      5,998,800                                    6,000,000
  Exercise of warrants                   33,885             34         33,851                                       33,885
  Fifth private placement               959,106            959      6,219,838                                    6,220,797
  Share issuance expenses                                          (1,580,690)                                  (1,580,690)
  Non-cash stock compensation
    and interest                                                      152,000                                      152,000
Net loss for the year ended
  December 31, 1996                                                                 (2,649,768)                 (2,649,768)
                                    -----------    -----------    -----------      -----------                 -----------
Balance - December 31, 1996           4,601,963         $4,602    $15,573,183      $(7,860,787)                $ 7,716,998
                                    ============   ===========    ===========      ===========                 ===========

See notes to condensed unaudited financial statements

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)






                                         Common Stock             Additional   Deficit accumulated
                                                                    Paid-in     in the development    Treasury
                                   Shares          Amount           Capital         stage               Stock      Total
                                   ------          ------           -------         -----               -----      -----
  (brought forward)              4,601,963         $ 4,602       $ 15,573,183   $ (7,860,787)                  $ 7,716,998

Exercise of warrants             1,158,771           1,159         10,821,632                                   10,822,791
Share issuance costs                                                 (657,508)                                   (657,508)
Stock options and warrants
  issued for services                                                 660,000                                      660,000
Net loss for the year ended
  December 31, 1997                                                               (4,825,663)                   (4,825,663)
                              ------------    ------------       ------------   ------------                   ------------
Balance - December 31, 1997      5,760,734           5,761         26,397,307    (12,686,450)                   13,716,618

Exercise of warrants               221,486             221          1,281,736                                    1,281,957
Stock options and warrants
  issued for services                                               1,920,111                                    1,920,111
Sixth private placement            200,000             200          1,788,498                                    1,788,698
Warrants issued in Sixth
  private placement                                                   211,302                                      211,302
Share issuance costs                                                  (48,000)                                     (48,000)
Purchase of treasury stock
  (at cost)                                                                                     $    (67,272)      (67,272)
Net loss for the year ended
  December 31, 1998                                                               (8,412,655)                   (8,412,655)
                              ------------    ------------       ------------   ------------    ------------   ------------
Balance - December 31, 1998      6,182,220         $ 6,182       $ 31,550,954   $(21,099,105)   $    (67,272)  $10,390,759
                              ============    ============       ============   ============    ============   ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                         Common Stock         Additional  Deficit accumulated
                                                                Paid-in    in the development     Treasury
                                  Shares            Amount      Capital         stage               Stock     Total
                                  ------            ------      -------         -----               -----     -----
  (brought forward)              6,182,220        $  6,182   $ 31,550,954   $(21,099,105)       $(67,272)   $ 10,390,759

Exercise of warrants                14,103              14         14,089                                         14,103
Stock options issued for
  services                                                         64,715                                         64,715
Seventh private placement          389,156             389      3,168,396                                      3,168,785
Warrants issued in Seventh
  private placement                                               468,291                                        468,291
Eighth private placement         1,636,364           1,637      8,998,365                                      9,000,002
Share issuance costs                                             (619,908)                                      (619,908)
Purchase of treasury stock
  (at cost)                                                                                      (75,518)        (75,518)
Net loss for the year ended
  December 31, 1999                                                          (10,040,509)                    (10,040,509)
                                 ---------        ---------  ------------   ------------    ------------    ------------
Balance - December 31, 1999      8,221,843        $  8,222   $ 43,644,902   $(31,139,614)   $   (142,790)   $ 12,370,720
                                 =========        =========  ============   =============   ============    ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                           Common Stock         Additional  Deficit accumulated
                                                                 Paid-in     in the development      Treasury
                                         Shares     Amount       Capital            stage              Stock          Total
                                         ------     ------       -------           -------            ------          -----

  (brought forward)                    8,221,843    $ 8,222   $ 43,644,902       $(31,139,614)       $(142,790)  $ 12,370,720

Exercise of options and warrants         175,532        175        327,107                                            327,282
Stock options and warrants issued
  for services                                                      56,265                                             56,265
Ninth private placement                   66,667         67        999,938                                          1,000,005
Warrants issued in Ninth
  private placement                                                 23,000                                             23,000
Tenth private placement                1,247,566      1,248      8,419,823                                          8,421,071
Share issuance costs                                              (641,500)                                          (641,500)
Purchase of treasury stock
  (at cost)                                                                                            (34,855)       (34,855)
Net loss for the year ended
  December 31, 2000                                                               (12,129,663)                    (12,129,663)
                                       ---------      -----     ----------        -----------        --------       ---------
Balance - December 31, 2000            9,711,608      9,712     52,829,535        (43,269,277)       (177,645)      9,392,325

Stock options issued for services                                  188,080                                            188,080
Net loss for the year ended
  December 31, 2001                                                               (15,885,377)                    (15,885,377)
                                       ---------    -------    -----------       ------------        ---------    -----------
Balance - December 31, 2001            9,711,608    $ 9,712    $53,017,615       $(59,154,654)       $(177,645)   $(6,304,972)
                                       =========    =======    ===========       ============        =========    ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                          Common Stock        Additional     Deficit accumulated
                                                                Paid-in      in the development  Treasury
                                      Shares        Amount      Capital             stage          Stock          Total
                                      ------        ------      -------             -----          -----          -----
  (brought forward)                  9,711,608      $9,712    $53,017,615       $(59,154,654)   $(177,645)   $ (6,304,972)

Stock options and warrants
  issued for services                                             106,260                                         106,260
Warrants issued with convertible
  debentures                                                      434,523                                         434,523
Warrants issued with convertible
  redeemable preferred stock                                      559,289                                         559,289
Warrants issued with debentures                                     6,000                                           6,000
Convertible debenture conversion
  benefit                                                       1,042,663                                       1,042,663
Redeemable convertible preferred
  stock conversion benefit                                      1,097,886                                       1,097,886
Net loss for the nine months
  ended September 30, 2002                                                       (16,406,158)                 (16,406,158)
                                     ---------      ------    -----------       ------------    ---------    ------------
Balance - September 30, 2002         9,711,608      $9,712    $56,264,236       $(75,560,812)   $(177,645)   $(19,464,509)
                                     =========      ======    ===========       ============    =========    ============

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Cumulative from
                                              Nine months ended September 30,       March 12, 1991
                                              -------------------------------       (inception) to
                                                   2002               2001        September 30, 2002
                                                   ----               ----        ------------------
Cash flows from operating activities:
  Net loss                                    $(16,406,158)      $(11,421,196)      $(75,560,812)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                544,485            535,130          3,662,813
      Amortization of deferred
        financing costs                             91,266                                91,266
      Unrealized loss on marketable
        securities                                                                        11,404
      Realized loss on marketable
        securities                                                                         5,250
      Non-cash stock compensation                  106,260            168,390          3,147,431
      Non-cash interest                          4,797,023                             5,251,798
      Purchases of marketable securities                                             (19,075,122)
      Sales of marketable securities                                                  19,130,920
      Changes in operating assets and
        liabilities
         Accounts receivable                       (37,810)                              (59,700)
         Other current assets and
           other assets                            180,398             25,840             10,884
         Accounts payable and accrued
           liabilities                           1,967,072            235,711          4,971,709
                                              ------------       ------------       ------------
Net cash used in operating activities           (8,757,464)       (10,456,125)       (58,412,159)
                                              ------------       ------------       ------------
Cash flows from investing activities:
  Purchases of property and equipment,
    excluding capital leases                      (234,452)          (439,721)        (4,624,889)
  Payments for patent application                 (123,676)           (37,672)          (954,678)
  Organization costs                                                                     (10,238)
  Deposits                                           2,548            (45,595)          (728,725)
  Purchases of marketable securities                                                    (594,986)
  Sale of marketable securities                                                          522,532
                                              ------------       ------------       ------------
Net cash used in investing activities             (355,580)          (522,988)        (6,390,984)
                                              ------------       ------------       ------------

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Cumulative from
                                            Nine months ended September 30,    March 12, 1991
                                            -------------------------------    (inception) to
                                                2002              2001       September 30, 2002
                                                ----              ----       ------------------
Cash flows from financing activities:
  Proceeds from issuance of
    notes payable                                                                   $515,500
  Proceeds from issuance of
    convertible debentures                   $3,408,000                            3,408,000
  Proceeds from issuance of
    redeemable preferred stock                1,200,000                            1,200,000
  Proceeds from issuance of
    debentures                                  600,000                              600,000
  Proceeds from issuance of
    common stock                                                                  53,550,522
  Financing costs for convertible
    debentures and preferred stock             (413,980)                            (413,980)
  Share issuance expenses                                                         (3,605,105)
  Purchase of treasury stock                                                        (177,645)
  Proceeds from issuance of
    loans payable                                                                  1,446,229
  Proceeds from other long-term
    Obligations                               4,000,000        $5,000,000         10,000,000
  Repayment of capital lease
    obligations                                 (60,988)                            (168,192)
  Repayment of loans payable                   (106,535)          (98,269)          (669,208)
  Repayment of long term obligation              (9,890)                              (9,890)
  Repayment of notes payable                                                        (515,500)
                                             ----------        ----------        -----------
Net cash provided by (used in)
  financing activities                        8,616,607         4,901,731         65,160,731
                                             ----------        ----------        -----------
Net increase (decrease) in cash
  and cash equivalents                         (496,437)       (6,077,382)           357,588
Cash and cash equivalents at
  beginning of period                           854,025         9,292,478
                                             ----------        ----------        -----------
Cash and cash equivalents at
  end of period                              $  357,588        $3,215,096        $   357,588
                                             ==========        ==========        ===========

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Nine months ended September 30,     Cumulative from
                                          ------------------------------      March 12, 1991
                                                                              (inception) to
                                               2002            2001         September 30, 2002
                                               ----            ----         ------------------
Supplemental disclosure of
  cash flow information:
    Non-cash financing activities
       Capital lease obligations           $  268,644                           $  387,547
       Forgiveness of rent payable                                                  40,740
       Share issuance
        expenses - warrants                                                        255,000
       Warrants issued with debentures        434,523                              434,523
       Warrants issued with preferred
        stock                                559,289                              559,289
       Debenture conversion feature         1,042,663                            1,042,663
       Preferred stock conversion
        feature                             1,097,886                            1,097,886
    Cash paid for interest                     31,043         $60,455              518,584
    Cash paid for income taxes                                 31,589              199,576

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 2002 and 2001

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 2002, and the condensed statements of operations for the three and nine month periods, and the statements of shareholders' equity and cash flows for the nine month periods ended September 30, 2002 and 2001, and for the period from March 12, 1991 (inception) to September 30, 2002, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2002, results of operations for the three and nine month periods ended September 30, 2002 and 2001, and stockholders equity and cash flows for the nine month periods ended September 30, 2002 and 2001, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the operating results for the full year or for any other interim period.

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

Basis of Presentation

Ortec is a development stage enterprise, which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of OrCel for treatment of Epidermolysis Bullosa and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these indications. Revenues to date have not been significant, as the Company has been focusing its effort and resources towards its clinical trials for the use of OrCel for the treatment of venous stasis ulcers.

On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. Wainwright has assisted the Company in raising financing of approximately $8.7 million. On May 13, 2002, the Company secured the first $2.3 million of this financing, in the form of 12% convertible debentures, which is convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in a subsequent financing. On June 28, 2002, $0.6 million of these debentures was converted into equity securities. The Company also issued 291,000 stock purchase warrants as part of this May 13, 2002 financing, which are exercisable at $4.50 per share for up to 5 years from the date of grant. On June 28, 2002, an additional $1.5 million of financing was secured, which consists of $1.2 million in Series A convertible preferred stock and $.3 million in 12% convertible debentures. The Company also issued 655,000 stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period, as part of the June 28, 2002 financing. In August and September 2002, the Company raised an additional $0.8 million in convertible debentures and $0.6 million in notes, with terms similar to those raised in the May 13, 2002 and June 28, 2002 financings.

Subsequent to September 30, 2002, the Company has raised an additional $0.5 million in notes and on November 13, 2002 closed on its Series B Convertible Preferred Stock financing, receiving cash of an additional $2.5 million, which included convertible debentures of $1.6 million. All the financings raised to date, except for the last mentioned $1.6 million of convertible debentures, has been converted into, or consisted of purchases of, the Series B Convertible Preferred Stock upon final closing on November 13, 2002. In addition, the warrants issued with the Series A convertible preferred stock at September 28, 2002, were exchanged for new warrants issued as part of the Series B Preferred Stock financing. The $1.6 million convertible debentures received on November 13, 2002, will convert into Series B Convertible Preferred shares if an anticipated additional investment of at least $1.7 million in Series B Convertible Preferred Stock is not secured by December 13, 2002. If the additional investment is received, based on commitments received to date, the Company anticipates that some of the $1.6 million convertible debentures will be converted, resulting in additional Series B Preferred investment of approximately $1.0 million. The Company expects to complete this financing with H.C. Wainwright before December 31, 2002. Certain of the investors were also given options to purchase, for one year and for amounts ranging from 100% to 200% of their loans, shares of the Series B Convertible Preferred Stock at the price paid for such stock by investors on November 13, 2002.

The Series B preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.00, or commencing after February 1, 2003, based on a alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $0.25. The fixed conversion rate may be adjusted downward if the Company subsequently issues common stock at a purchase price less than $0.50. In that event, the fixed conversion rate will be adjusted downward to the price of the new issuance. Conversion is mandatory upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $2.00 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. The alternative conversion price is adjustable or cancelable under certain circumstances, such as, in the event that the Company receives a licensing fee and/or a strategic investment of at least $5.0 million within six months of closing, the alternative conversion rate is adjusted to the common share price of the investment or is cancelled if the share price exceeds the fixed rate of $1.00. If within six months from date of issue, the Company receives a licensing fee with an upfront payment of at least $5.0 million, the alternative conversion rate is adjusted to the quoted closing stock price on the day of the public announcement or is cancelled if this closing price exceeds $1.00. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.00, if lower. Dividends will be paid in advance in common shares at the rate of 12% in the first year after issue and semiannually in subsequent years, in either cash or common shares, at the election of the Company, until at such time as the preferred stock is converted to common shares. Along with the convertible preferred stock, the Company is also issuing warrants to purchase common shares. The Series A warrants, exercisable at $.001 per share, were exercised immediately upon closing of the purchase of the Series B Preferred Stock. The B-1 warrants are exercisable nine months after closing at $1.50 per share and the B-2 warrants are exercisable at $2.00 per share, twelve months after closing. The B-1 and B-2 warrants are both seven year warrants and are redeemable by the Company at $0.10 per share, twelve months and twenty-four months after issuance, respectively, if the Company's common shares closes above $3.00 and $4.00, respectively, for 15 consecutive trading days.

We required substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at September 30, 2002, (approximately $0.4 million) and the financing of $3.0 million received in October and November 2002, will enable us to continue our operations until March 1, 2002. In addition, on August 5, 2002, we executed a letter of intent with a securities brokerage firm, whereby they agreed to act as the underwriter for the

Company on a firm commitment basis and to complete a $12.0 million follow on public offering.

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

These financial statements have been prepared assuming that Ortec will continue as a going concern. Successful future operations depend upon the successful development and marketing of Ortec's OrCel product. Historically Ortec has funded its operating losses by periodically raising additional sources of capital. If additional funding is not available to Ortec when needed, Ortec may not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

NOTE 3 - NET LOSS PER SHARE

As of September 30, 2002, an aggregate of 3,923,031 outstanding warrants and options were excluded from the weighted average share calculations, as the effect was antidilutive. As of September 30, 2001, an aggregate of 2,233,329 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

Additionally, the effects of the conversion of the debentures and preferred stock were excluded from the weighted average share calculation as the effect would be antidilutive. An aggregate of 2,595,935 and 1,246,747 shares of common stock would be issuable upon conversion of the debentures and preferred stock at September 30, 2002, respectively.

NOTE 4 - LONG TERM OBLIGATIONS

On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. and as part of this agreement has received $10.0 million. $6.0 million was received in 2001 with the remaining $4.0 million in January 2002. On August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement was contingent upon completion of the current financing with H.C.

Wainwright, which has been satisfied with the closing of the Series B Preferred Stock on November 13, 2002. Beginning in 2003, these securities will accrue fixed dividends at 12% per annum, payable in preferred stock and will also earn an additional dividend of .875%, which may be adjusted upward, if certain level of sales are not achieved by the Company. If the Company does not redeem the preferred stock and accrued dividends prior to December 31, 2011, the accrued dividends will be converted into common shares and the face value of the preferred stock will remain outstanding at an increased dividend rate. The Company may redeem these securities at any time by payment of the preferred stock and accrued dividends to date.

The remaining $3.0 million of the original $10.0 million received from Paul Capital will continue to be treated as Long Term Debt, under the Royalty Interest Assignment Agreement. The Company may incrementally receive up to an additional $15.0 million, but only upon the mutual agreement of both the Company and Paul Capital.

Under the August 29, 2001 agreement, in consideration for the original $10.0 million, Paul Capital received a minimum of 3-1/3% of end user revenues from the sale of the Company's products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. As of September 30, 2002, the Company estimated that its effective cost of the amounts it received from Paul Capital was 28% per annum, and has accrued interest accordingly. The non-binding terms of the agreement reached in principle provides that Paul Capital will receive a minimum of 1.125% on end user revenues up to $100 million and 0.6% on revenues in excess of $100 million. Under the August 29, 2001 agreement, beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. Based upon the proposed revision to the original contract, prorated amounts of the advance payments will be due in each year of the agreement. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments, compared to amounts owed based on actual sales.

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

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its product, to secure payments required to be made by the Company to Paul Capital based on sales generated under the Royalty Revenue Interest Assignment.

The original agreement and the modification to the agreement reached in principle terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

NOTE 5 - ISSUANCE OF DEBENTURES

On May 13, 2002, the Company issued an aggregate of $2,333,000 in convertible debentures, and an additional $250,000 on June 28, 2002. During the 3rd quarter 2002, the Company issued $825,000 in convertible debentures and $600,000 in notes, with terms comparable to those issued in the 2nd quarter. These debentures are payable April 10, 2003 and bear interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter. The Company deferred the payment of interest due on June 30 and September 30, 2002, pending the completion of the Series B Preferred Stock financing. These debentures along with the accrued interest were convertible into equity securities if the Company completed the sale of at least $5.0 million in equity securities by July 12, 2002. The debenture holders have agreed to extend this conversion date requirement, and on November 13, 2002, these debentures and accrued interest were converted into preferred stock with the closing of the Series B Preferred Stock financing on November 13, 2002. These were converted at the rate of 110% of the debentures plus accrued interest into $10,000 par value Series B Convertible preferred shares.

The convertible debentures did offer the holder the option of converting into the Company's common shares at the rate of $3.36 or the price per share of the equity securities in the Series B Preferred Stock financing, described above. The debenture holders were also granted five-year warrants to purchase an aggregate of 501,002 shares of the Company's common stock at an exercise price of $4.50 per share. These warrants provide for "price protection", so that the exercise price is reduced if the Company sells common stock in the future at a lower price, or the exercise price or conversion rate of any warrants or options to purchase, or other securities which may be converted into the Company's common stock, which the Company may issue in the future, is lower than the exercise price of these warrants.

The relative estimated fair value of these warrants of $434,523 was recorded as debt discount, as well as the estimated fair value of the conversion feature of $1,042,663. Both of these values are being amortized over the remaining life of the convertible debentures.

NOTE 6 - AMENDMENT OF CERTIFICATE OF INCORPORATION AND ISSUANCE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 25, 2002, the Company's board of directors unanimously adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that the Company is authorized to issue, as Series A Convertible Preferred Stock, and designating the relative rights and preferences of the Series A Convertible Preferred Stock. The stated value, which is also the Liquidation Preference of the Series A Convertible Preferred Stock, is $10,000 per share. The Company is required to pay dividends on the Series A Preferred shares, at the rate of 6% per annum of the $10,000 Liquidation Preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At the Company's option such dividends may be paid in the Company's common stock at the "conversion price" for the conversion of such dividends if such shares of common stock have been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price is fixed initially at $1.50 per share of the Company's common stock.

On June 28, 2002 the Company sold to one institutional investor 187.012 shares of the Company's Series A Convertible Preferred Stock for a cash investment of $1,200,000 and conversion of $600,000 of the debentures the Company issued to such investor in May 2002. The Company also granted five-year warrants to such purchaser to purchase an aggregate of 623,374 shares of the Company's common stock at an exercise price of $1.875 per share. Such warrants contain the same type of "price protection" provisions as were contained in the warrants the Company issued with its debentures.

On November 7, 2002, the Company's board of directors adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock, as Series B Convertible Preferred Stock at a stated value of $10,000 per share. Dividends on the Series B Preferred shares is payable at the rate of 12% per annum, in cash or shares of common stock, at the option of the Company, except that in the first year, dividends are payable, in advance, in shares of common stock.

On November 13, 2002, all outstanding shares of Series A Convertible Preferred stock, as well as, all outstanding convertible debentures and notes, were converted to shares of Series B Convertible Preferred stock. Additionally, the Company received $0.9 million in new investments in Series B Convertible Preferred stock and $1.6 million in convertible debentures, which may convert into Series B Convertible Preferred stock, if an anticipated additional investment of at least $1.7 million is not secured by December 13, 2002.

Under EITF 00-19, "Accounting for Derivative Instruments Indexed to and Potentially Settled in the Company's Own Stock", the beneficial conversion feature related to the redeemable convertible preferred stock and the warrants issued in connection with such preferred stock, do not qualify for presentation as permanent equity or temporary equity because the common shares that must be delivered upon conversion of the redeemable preferred stock or exercise of the warrants must be registered shares of the Company's common stock. The Company does not have sufficient registered shares of common stock as of September 30, 2002, and has not yet filed a registration statement for such shares. As the preferred stock has no stated redemption date, the entire amount of the discount has been reflected as interest expense during the three and nine-month periods ended September 30, 2002.

The relative estimated fair value of the warrants of $797,919 was recorded as a discount to the preferred stock and was reflected as interest expense in the nine months ended September 30, 2002. Additionally, in the nine months ended September 30, 2002, the estimated fair value of the beneficial conversion feature of $859,256 has been recorded as an additional discount and reflected as interest expense.

NOTE 7 - LEGAL PROCEEDINGS, CLAIMS AND OTHER CONTINGENCIES

The Company has been notified by Columbia University, the landlord of premises at 3960 Broadway in New York City, where we maintain our principal offices, laboratory and production facilities, that we have been delinquent in payment of rent. The Company has reduced the amount of the space leased from Columbia University, as part of our program to reduce spending. The Company is now negotiating a pay out of the remainder of our unpaid obligations to Columbia. The Company's ability to make such payment is dependent on our ability to secure the additional equity financing, noted above.

ClinTrials Networks, LLC (ClinTrials) has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. During the quarter ended September 30, 2002, ClinTrials commenced an arbitration proceeding against the Company, claiming that we owe them $165,936 and that they reserve the right to claim additional amounts from us, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under their agreement with us. The Company has denied ClinTrials' claim and has advised ClinTrials that it is not in breach of its contract. The Company has reserved its right to file a counterclaim for overpayment under the terms of the contract.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against the Company in the Superior Court of New Jersey, Bergen County, claiming that the Company owes $205,000 to PDI for services that they have performed for us. Though we have not yet filed an answer to the Court in that proceeding, we are in the process of discussing a settlement of the amount claimed with PDI.

On August 5, 2002, the Company reached an agreement with the New Jersey Economic Development Administration to terminate the current lease of approximately 58,000 square feet and to enter into a new lease for approximately 26,000 square feet of production and office space in North Brunswick, New Jersey.

By letter dated June 27, 2002, the staff of the Nasdaq Stock Market, Inc., advised the Company that it had not met Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. On July 1, 2002, the Company appealed that determination and requested an oral hearing before the Nasdaq Listing Qualification Panel. At that hearing, which was held on August 8, 2002, the Company asked the panel to defer delisting the Company's common stock for up to six months, in order to give the Company time to complete its plan to raise sufficient capital to provide for the Company's cash needs for the next twelve months and enable the Company to meet Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. Nasdaq denied the Company's request and the Company's stock was moved to the National Association of Securities Dealers' Bulletin Board and as such still meets the listing requirements of the Company's debentures and preferred stock holders.

NOTE 8 - EQUIPMENT FINANCING

In January 2002, the Company secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand its manufacturing capacity. During the nine months ended September 30, 2002, the Company financed $268,644 of equipment purchases under this financing, which was accounted for as a sales-leaseback. In October 2002, the Company financed an additional $180,797 in equipment purchases in this manner.

NOTE 9 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the nine months ended September 30, 2002:

                                     Stock Options          Warrants             Total
                                     -------------          --------             -----
Balance at December 31, 2001           2,033,306             395,412           2,428,718
Granted                                  554,609           1,468,626           2,023,235
Exercised                                    -                   -                   -
Expired or cancelled                    (251,092)           (177,830)           (428,922)
                                       ---------           ---------           ---------
Balance at September 30, 2002          2,336,823           1,686,208           4,023,031
                                       =========           =========           =========

During the three and nine months ended September 30, 2002, there were no options and 56,000 options, respectively, issued to non- employees for services, which resulted in an aggregate expense of $106,260. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Pursuant to the Company's agreement with the placement agent who arranged for the sale of the debentures, the Series A Preferred stock and the Series B Preferred shares, the Company granted to the placement agent 800,000 warrants at an exercise price of $.001 per share and 500,000 warrants at an exercise price of $1.50 per share. The 800,000 warrants expire 5 days after the effective date of a registration statement to be filed by the Company qualifying the common stock issuable upon exercise of all those warrants for sale in the public securities markets.

Based upon a financial consulting services agreement, the Company was obligated to grant 3 year warrants to purchase 300,000 shares of the Company's common stock at exercise prices of $3.50 for the first 100,000 shares, $5.50 for the second 100,000 shares and $7.50 for the third 100,000 shares. These warrants vest as to each 100,000 share tranche on June 1, 2002, December 1, 2002 and on June 1, 2003. This agreement was terminated, and as such, the warrants associated with tranche 2 and 3, which vest on December 1, 2002 and June 1, 2003, have been cancelled. During the 2nd quarter, the Company had accrued $143,083 in expense related to these warrants. $16,083 of this accrual was reversed in the 3rd quarter as a result of this cancellation.

NOTE 10 - ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

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

The Company's intangible assets subject to amortization primarily consists of patent application costs totaling $832,781 as of January 1, 2002. As of January 1, 2002, there were no intangible assets with indefinite useful lives. The Company continues to amortize these costs over their estimated useful lives. Adoption of this accounting standard did not have a material effect on financial position or results of operation. The Company adopted the provisions of SFAS No.144 effective January 1, 2002. The adoption of SFAS No.144 had no effect on the financial position or results of operations of the Company.

On April 31, 2002, the FASB issued Statement of Financial Accounting Standard No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of SFAS No.13, and Technical Corrections" ("SFAS no.145"). SFAS No.145 rescinds Statements No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS No.145, companies will be required to apply the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS N0.146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No.146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

From inception to date, we have incurred cumulative net losses of approximately $75.6 million. We expect to continue to incur substantial losses until at least 2003, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

We are currently conducting pivotal clinical trials of OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. We expect to complete the venous stasis pivotal clinical trials by the first quarter of 2003, with submission of the FDA filing in the second quarter. We anticipate obtaining FDA approval in 2003 for the use of our OrCel product in the treatment of venous stasis ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic ulcers pivotal clinical trials and expect to resume these trials in 2003 dependent on obtaining sufficient additional financing.

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

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale, is included in Research and Development costs. Additionally, all research and development costs, including consulting and personnel costs, relating to products under development, are expensed as incurred.

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

Adoption of Recently Issued Accounting Standard. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company's intangible assts subject to amortization consists primarily of patent application costs. There are no intangible assets with indefinite useful lives.

The Company adopted the provisions of SFAS No.144 effective January 1, 2002. The adoption of SFAS No.144 had no effect on the financial position or results of operations of the Company.

Impact of recently issued accounting pronouncements:

On April 30, 2002, the Financial Accounting Standards Board (the FASB) issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of SFAS No.13 and Technical Corrections". SFAS No.145 rescinds Statement No.4, which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No.145, companies will be required to apply the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of the statement on its results of operations and financial position.

On July 30, 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at a date of a commitment to an exit or disposal plan. Example of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No.146 is to be applied prospectively to exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Results of Operations

Three and Nine Months Ended September 30, 2002, and September 30, 2001.

Revenues

We earned revenues of approximately $35,000 in the 2002 quarter, and $244,000 for the nine months ended September 30, 2002 from commercial shipments of products to customers. Since sales to commercial customers only began in December 2001, there was no comparable revenue generated in the quarter and nine months ended September 30, 2001.

Expenses

Expenses decreased by approximately $.1 million in the quarter from approximately $4.2 million in 2001 to approximately $4.1 million in 2002 and increased by $5.0 million in the nine-month period from approximately $11.4 million in 2001 to approximately $16.7 million in 2002.

Personnel. Personnel costs decreased by approximately $.6 million in the quarter from $1.8 million in 2001 to $1.2 million in 2002, and increased by $0.6 million in the nine-month period from $4.8 million in 2001 to $5.4 million in 2002. The increased expense in the nine-month period resulted from the additional personnel required to conduct and manage larger clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, to initiate our sales and marketing program for our FDA approved products and for additional administrative personnel required as a result of such increased staffing levels. In July 2002, management decided to defer the implementation of the diabetic clinical trial, as well as to reduce production of product for commercial sales. This decision resulted in a significant reduction in personnel costs in the 2002 third quarter compared with the comparable period in 2001. These changes in personnel levels also resulted in comparable changes in the amount of space leased, resulting in a decrease in rent expense in the quarter and an increase in rent expense in the nine-month period.

Consulting. These fees decreased by $.5 million in the quarter and $.7 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. This was due to the increased costs in 2001 related to the specific requirements for concluding the clinical trials for donor site wounds and FDA submissions, noted above, as well as, the costs of conducting the pilot clinical trials for venous leg stasis and diabetic foot ulcers. In 2002, only the costs of beginning the pivotal clinical trials for venous leg stasis ulcers were incurred.

Research and Development. These expenses decreased by approximately $.3 million in the quarter and $.4 million in the nine months ended September 30, 2002 compared with the quarter and nine months ended September 30, 2001. The decrease in research and development expenses was due to the fact that higher costs were incurred in 2001 for conducting the donor site pivotal clinical trials, as well as the venous and diabetic ulcers pilot trials, which were concluded in 2001, compared with the costs incurred in 2002 relevant to only the venous stasis pivotal trials. Additionally, management's decision to reduce production of fresh product for commercial sales has resulted in decreased costs in the current periods. This decrease was partially offset by the higher costs incurred in 2002 relevant to producing cryo OrCel for the larger venous stasis clinical trial.

General and Administrative. These expenses decreased by $.2 million in the quarter and increased by $.5 million in the nine months ended September 30, 2002, compared with the similar periods in 2001. The increase in the nine-month period was primarily due to increased marketing, recruitment, insurance and other expenses incurred, as Ortec prepared for commercial sales of its product and continues its financing activities. As noted above, the decision to reduce fresh OrCel production in the current quarter has resulted in decreased marketing and recruitment expenses in the 2002 quarter.

Interest Expense. Interest expense increased by $1.4 million in the quarter and by $5.0 million in the nine months ended September 30, 2002, compared with the expense incurred in the quarter and nine months ended September 30, 2001, due to the imputed interest accrued on the Paul Capital agreement, and interest accrued on convertible debentures issued in May 2002. Based on the original $10 million received from Paul Capital and the anticipated revenue stream over the term of this agreement, management anticipates that the effective cost of these funds will range between 20% to 35% per annum and, as such, approximately $2.3 million in interest expense has been accrued in the nine months ended September 30, 2002. Interest expense of $0.2 million was accrued as a result of the issuance of convertible debentures and notes in the 2nd and 3rd quarters. Additionally, interest of $2.4 million was recorded due to the beneficial conversion feature and warrants issued on the convertible preferred stock.

Interest Income. Interest income declined by approximately $20,000 in the quarter and $175,000 in the nine months ended September 30, 2002 compared with the similar periods in 2001, primarily due to the smaller average cash balances outstanding during 2002 compared with 2001.

Liquidity and Capital Resources

Since inception (March 12, 1991) through September 30, 2002, Ortec has accumulated a deficit of approximately $75.6 million and we expect to continue to incur substantial operating losses until at least 2003. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to September 30, 2002, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $51.2 million, we received net proceeds from the issuance of debentures of $4.0 million and we have received a total of $10 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

On August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement is contingent upon completion of the current financing with H.C. Wainwright, which contingency was fulfilled with the closing of the Series B Preferred Stock financing on November 13, 2002. The remaining $3.0 million of the original $10.0 million received from Paul Capital will continue to be treated as Long Term Debt, under the Royalty Interest Assignment Agreement. The Company may incrementally receive up to an additional $15.0 million, but only upon the mutual agreement of both the Company and Paul Capital.

For the nine months ended September 30, 2002, we used net cash for operating activities of approximately $8.8 million. Cash used in operating activities resulted primarily from our net loss of $16.4 million, offset by depreciation and amortization of approximately $636,000, approximately $4.8 million of non-cash interest expense and an increase in accounts payable and accrued expenses of approximately $2.0 million.

In the nine months ended September 30, 2002 we invested approximately $358,000 in property, plant, equipment and patent application costs. In 2001, we received a $1,300,000 line of credit from GE Capital for equipment lease financing, and in January 2002 we financed $268,000 of purchases of fixed assets. These proceeds are available to be utilized in financing manufacturing equipment purchases in 2002, and in October 2002, we financed an additional $180,797 in equipment purchases.

We repaid $177,000 of our loans payable and long-term debt during the nine months ended September 30, 2002. We did not sell our common stock, however we did receive $4.0 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P. and $5.2 million in our convertible debentures, notes and preferred stock financing through H.C.Wainwright, as noted above.

In December 2001, we entered into a ten-year lease with New Jersey Economic Development Authority ("NJEDA") to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. On August 5, 2002, we reached an agreement with NJEDA to terminate the December 2001 lease and enter into a new lease for approximately 26,000 square feet of manufacturing and office space. The new lease began on August 1, 2002 and will terminate on December 31, 2005, with a 7- year renewal option beyond the initial term. Rent will begin at $14 per square foot on January 1, 2003, the expected occupancy date of these premises, and will incrementally increase to $16 per square foot in 2005. A security deposit of $639,000, which was paid by us on the original lease, has been applied as a security deposit on the new lease. All construction costs advanced by NJEDA for the renovation of the premises, approximately $420,000, will be included as a construction allowance in the new lease and is reflected in the rent base, noted above.

Under the August 29, 2001 agreement, in consideration for the original $10.0 million, Paul Capital received a minimum of 3-1/3% of end user revenues from the sale of the Company's products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. As of September 30, 2002, the Company estimated that its effective cost of the amounts it received from Paul Capital was 28% per annum, and has accrued interest accordingly. On August 6, 2002, the Company reached an agreement in principle to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement was contingent upon completion of the current financing with H.C. Wainwright, which contingency has been satisfied by the closing of the Series B Preferred Stock financing on November 13, 2002. The non-binding terms of the agreement in principle provides that Paul Capital will receive a minimum of 1.125% on end user revenues up to $100 million and 0.6% on revenues in excess of $100 million. Under the August 29, 2001 agreement, beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products. Such annual amounts Paul Capital will be able to draw in advance will range from $1.5 million in 2003 to $7.5 million in 2005 and thereafter. Based upon the proposed revision to the original contract, prorated amounts of the advance payments will be due in each year of the agreement. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments, compared to amounts owed based on actual sales.

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

On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. Wainwright has assisted the Company in raising financing of approximately $8.7 million. On May 13, 2002, the Company secured the first $2.3 million of this financing, in the form of 12% convertible debentures, which is convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in an anticipated forthcoming financing. On June 28, 2002, $0.6 million of these debentures was converted into equity securities. The Company also issued
291,000 stock purchase warrants as part of this May 13, 2002 financing, which are exercisable at $4.50 per share for up to 5 years from the date of grant. On June 28, 2002, an additional $1.5 million of financing was secured, which consists of $1.2 million in Series A convertible preferred stock and $.3 million in 12% convertible debentures. The Company also issued 655,000 stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period, as part of the June 28, 2002 financing. In August and September 2002, the Company raised an additional $0.8 million in convertible debentures and $0.6 million in notes, with terms similar to those raised in the May 13, 2002 and June 28, 2002 financings.

Subsequent to September 30, 2002, the Company has raised an additional $0.5 million in notes and on November 13, 2002 closed on its Series B Preferred Stock financing, receiving cash of an additional $2.5 million. Except for $1.6 million of funds from the November 13, 2002 closing, all the financings raised to date, beginning with the May 13, 2002 financing, including accrued interest thereon, have been converted into or invested in the Series B Convertible Preferred Stock upon final closing on November 13, 2002. In addition, the warrants issued with the Series A convertible preferred stock at September 28, 2002, were exchanged for new warrants issued as part of the Series B Preferred Stock financing. Included in the November 13, 2002 closing are $1.6 million of convertible debentures, which bear interest at 12 1/2 %. In the event that prior to December 13, 2002, we receive an additional $1.7 million Series B Preferred Stock investment from another investor, these debenture-holders have the option of seeking repayment on their debentures or converting them into Series B convertible preferred stock at the rate of 125% of principal plus accrued interest thereon. If we do not receive such $1.7 million Series B Preferred stock investment from another investor by December 13, 2002, such $1.6 million of convertible debentures will automatically convert into Series B Preferred Stock and warrants at the rate of 125% of the $1.6 million principal amount plus accrued interest. Based on commitments received to date, the Company expects to raise an additional $1.0 million from the sale of Series B preferred stock and complete this financing with H.C. Wainwright before December 31, 2002.

The Series B preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.00 or commencing after February 1, 2003, based on a alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $0.25. The fixed conversion rate may be adjusted downward if the Company subsequently issues common stock at a purchase price less than $0.50. In that event, the fixed conversion rate will be adjusted downward to the price of the new issuance. Conversion is mandatory, upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $2.00 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. The alternative conversion price is adjustable or cancelable under certain circumstances, such as, in the event that the Company receives a licensing fee and/or a strategic investment of at least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the common share price of the investment or is cancelled if the share price exceeds the fixed rate of $1.00. If within six months from date of issue, the Company receives a licensing fee with an up front payment of at least $5.0 million, the alternative conversion rate is adjusted to the quoted closing stock price on the day of the public announcement or is cancelled if this closing price exceeds $1.00. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.00, if lower. Dividends will be paid in advance in common shares at the rate of 12% in the first year after issue and semiannually in subsequent years, in either cash or common shares, at the election of the Company, until at such time as the preferred stock is converted to common shares. Along with the convertible preferred stock, the Company is also issuing warrants to purchase common shares. The Series A warrants, exercisable at $.001 per share, must be exercised immediately upon closing of the purchase of preferred stock. The Series B-1 warrants are exercisable nine months after closing at $1.50 per share and the Series B-2 warrants are exercisable at $2.00 per share, twelve months after closing. The Series B-1 and B-2 warrants are also redeemable by the Company at $0.10 per share, twelve months and twenty-four months after issuance, respectively, if the Company's common shares closes above $3.00 and $4.00, respectively, for 15 consecutive trading days.

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

We have raised funds in the past through the public or private sale of equity securities and debentures and through the agreement with Paul Capital. We will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions.

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at September 30, 2002, (approximately $.4 million) and the additional financing received subsequent to September 2002 of approximately $4.4 million, as well as additional funds anticipated from the sale of additional Series B Preferred Stock before December 31, 2002, will enable us to continue our operations until March 1, 2003. On August 5, 2002, we signed a letter of intent with a securities brokerage firm, and expect to complete a $12.0 million follow on public offering in the 1st quarter of 2003. We believe that the additional anticipated financing to be realized from these efforts will enable us to continue our operations for the next 12 months.

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

Item 4. Controls and Procedures

         1. Evaluation of disclosure controls and procedures.

         The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         2. Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                     PART II

Item 1. Legal Proceedings and Claims

         1. In the quarter ended September 30, 2002, ClinTrials Networks, Inc. commenced an arbitration proceeding against us claiming that we owe ClinTrials $165,936. ClinTrials reserved the right to claim additional amounts from us based on additional monthly fees ClinTrials claims it is entitled to receive under ClinTrials' agreement with us. We have denied ClinTrials' claim and have reserved our right to file a counterclaim for overpayment.

         2. In that same quarter, PDI, Inc. commenced an action against us in the Superior Court of New Jersey, Bergen County, claiming that we owe PDI $205,000 for services PDI performed for us. We have not yet filed an answer in that proceeding, but we are in the process of discussing a settlement of the amount claimed with PDI.

Item 2. Changes in Securities

         (c) Recent Sales of Unregistered Securities

         1. During the three month period ended September 30, 2002, we continued the bridge loan financing described in our report on Form 10-Q for the three-month period ended June 30, 2002. In August and September 2002, we borrowed $1,425,000 from nine institutional investors. We borrowed an additional $490,000 in October 2002 as part of that same bridge loan financing. We issued notes to those investors for such loans. On November 13, 2002, notes previously issued by us in the bridge loan financing ($4,498,000 in aggregate), interest accrued thereon and shares of our Series A Convertible Preferred Stock were all converted to our Series B Convertible Preferred Stock. Such conversions resulted in our issuance of 631.562 shares of our Series B Convertible Preferred Stock, A warrants which were immediately exercised for 6,315,623 shares of our common stock, seven year B-1 warrants for the purchase of 3,696,316 shares of our common stock and seven year B-2 warrants for the purchase of 3,157,816 shares of our common stock. At such time warrants which were granted with the Series A Convertible Preferred Stock were exchanged for warrants which were issued as part of the Series B Convertible Preferred Stock financing.

                As part of the November 13, 2002 financing, we also sold 88 shares of our Series B Convertible Preferred Stock for an aggregate of $880,000, and issued warrants to purchase shares of our common stock, which included A warrants to purchase an aggregate of 880,000 shares of our common stock at an exercise price of $0.001 per share, which were exercised immediately, and 440,000 B-1 warrants and 440,000 B-2 warrants. All B-1 and B-2 warrants are not exercisable until 9 and 12 months, respectively, after such November 13, 2002 date of issuance, are exercisable at prices of $1.50 and $2.00 per share, respectively, and expire in seven years.

                In addition, on November 13, 2002, as part of our Series B Convertible Preferred Stock financing we borrowed $1,600,000 from 5 institutional investors. We issued notes for such loans which bear interest at the rate of 12 1/2% per annum. In the event that prior to December 13, 2002, a different investor purchases at least $1,750,000 of our Series B Convertible Preferred Stock on the same terms as the investors who purchased such Series B Convertible Preferred Stock on November 13, 2002, at the option of each note holder the note plus accrued interest will be repaid or 125% of the amount of note plus accrued interest will be converted into our Series B Convertible Preferred Stock, on the same terms that the investors in the November 13, 2002 Series B Convertible Preferred Stock financing purchased such Series B Convertible Preferred Stock. If such different investor does not, prior to December 13, 2002, invest at least $1,750,000 in Series B Convertible Preferred Stock, then 125% of the amount of the note plus accrued interest, will automatically be converted into our Series B Convertible Preferred Stock on the same terms as purchased by the November 13, 2002 investors.

                Certain of the investors were also given the option for a period of one year to purchase for amounts ranging from 100% to 200% of their loans, shares of our Series B Convertible Preferred Stock at the price we sold such shares on November 13, 2002.

                The stated value, which is also the Liquidation Preference of the Series B Convertible Preferred Stock, is $10,000 per share. We are required to pay dividends on each of the Series B Preferred shares, out of our assets legally available therefore, at the rate of 12% per annum of the $10,000 Liquidation Preference price. Except for the first year, at our option, such dividends may be paid in cash or common stock at the "conversion price". We paid the dividends for the first year in advance at the November 13, 2002 closing, in our common stock.

                The fixed conversion price at which the holders of our Series B Convertible Preferred shares may convert their Series B Convertible Preferred shares into our common stock, is $1.00 per share for our common stock. Commencing February 1, 2003, the holder may elect to convert its Series B Preferred shares plus accrued dividends at an "Alternative Conversion Price" which shall be 90% of the average of the five lowest volume weighted average prices for our common stock during the 20 days immediately prior to conversion, but not less than $0.25 per share of common stock nor more than the fixed conversion price. The Alternative Conversion Price will be cancelled prior to May 13, 2003 if (i) we sell shares of our common stock in a financing in which aggregate cash proceeds to us are not less than $5,000,000 and the price at which each share of common stock is sold is not less than $1.00, (ii) we receive at least $5,000,000 as an up-front payment for a licensing fee from a third party, or (iii) in certain other events. There is price protection for the fixed conversion price in certain events. The fixed conversion price might be reduced if we sell shares of our common stock in the future at a price that is lower, or the exercise price of any warrants or options to purchase our common stock which we may grant in the future is lower or the conversion price for the conversion of other securities (we may issue in the future) to our common stock, is lower than the then fixed conversion price for the Series B
Preferred shares or lower than a specified figure. Such price protection will not apply in an underwritten public offering where we receive gross proceeds of at least $5,000,000 and if our common stock in such public offering is sold for not less than $1.00 per share. The holders of the Series B Convertible Preferred Stock may compel us to redeem their shares upon the occurrence of certain events, at $12,000 or $15,000 per Series B Preferred share, plus accrued dividends, depending on the event which triggers the holders' rights to compel redemption.

          2. On August 7, 2002, pursuant to the authority granted our directors by our certificate of incorporation, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 1,200 shares out of the 1,000,000 shares of preferred stock we are authorized to issue, as Series B Convertible Preferred Stock, and designating the relative rights and preferences of the Series B Convertible Preferred Stock, as discussed above.

         We intend to secure stockholder approval for an amendment to our certificate of incorporation to increase the number of shares of our common stock we will be authorized to issue from 35,000,000 to 200,000,000, to be able to issue all the shares of common stock we may have to issue if all of the Series B Convertible Preferred Stock are converted to shares of our common stock, if the warrants we have granted in these transactions are exercised and for any future financing. We intend to secure such shareholder approval at the next annual meeting of our shareholders, which we intend to schedule for January 2003. We also are required to qualify all of the shares of our common stock issuable upon conversion of the Series B Convertible Preferred Stock, and issuable upon the exercise of the warrants we granted in this series of financings, for sale in the public securities markets by registering them under the Securities Act of 1933, as amended, and keeping such registration statement in effect for close to two years. If we do not secure shareholder approval to increase the number of shares of our common stock we are authorized to issue, so that we can issue all the shares of our common stock we may ultimately be required to issue as a result of these transactions, we will suffer monetary penalties.

          3. Pursuant to our agreement with the placement agent who arranged for the financings which resulted in the issuance of our Series B Convertible Preferred Stock, we granted to such placement agent warrants to purchase 800,000 shares of our common stock at a price of $0.001 per share, expiring at the later of January 31, 2003, or 5 days after the effective date of a registration statement qualifying the sale of such 800,000 shares in the public securities markets. We also granted the placement agent seven year warrants to purchase 500,000 shares of our common stock at a price of $1.50 per share.

          4. The sale of all such notes and preferred shares and the grant of all such warrants, as described in this Item 1of Part II, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering, and pursuant to Regulation D promulgated by the Securities and Exchange Commission under the Act, since all the purchasers represented that they were "accredited investors", as such term is defined in Regulation D.

          5. During the third quarter of 2002 we granted to 39 full-time employees, including two of our executive officers, and to three of our directors, options under our Employee Stock Option Plan, expiring for periods ranging from 2 to 7 years after the date of grant, to purchase an aggregate of 360,459 shares of our common stock, at exercise prices ranging from $0.31 to $1.00 per share. Such grants were in consideration for services rendered to Ortec. The grant of such options was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

Item 5. Other Information

         During the third quarter our common stock was delisted from trading on the Nasdaq SmallCap market. Our common stock is currently being traded on the National Association of Securities Dealers' Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit No.              Description
    -----------              -----------

        3.2    Restated Certificate of Incorporation (2)

        3.3    By-Laws (1)

        3.4 Amendment to Certificate of Incorporation adopted June 28, 2002, being a Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (3)

        3.5 Amendment to Certificate of Incorporation filed on August 26, 2002, being an Amended Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (4)

        99.1   Certification of Principal Executive Officer (4)

        99.2   Certification of Principal Financial Officer (4)

---------------------

(1) Filed as an Exhibit to our Registration Statement on Form SB-2 (file No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(3) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002.

(4) Filed herewith.

(b) Reports on Form 8-K

         We did not file any reports on Form 8-K in the third quarter of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.

Date:  November 18, 2002                By:         /s/ Steven Katz
                                            ------------------------------------
                                            Steven Katz, PhD
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date:  November 18, 2002                By:        /s/ Ron Lipstein
                                            ------------------------------------
                                            Ron Lipstein
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 CERTIFICATIONS

I, Steven Katz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ortec International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                               By: /s/ Steven Katz
                                   --------------------------------------------
                                   STEVEN KATZ
                                   Chairman and Chief Executive Officer

I, Ron Lipstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ortec International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                    By:     /s/ Ron Lipstein
                                            -------------------
                                            RON LIPSTEIN
                                            Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'