Form 10-Q/A
period 2002-09-30
ORTEC INTERNATIONAL INC
filed 2002-11-19
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -----------

                                 FORM 10-Q/A

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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS



                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2002             2001*
                                                  ----             ----
                                              (Unaudited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Accounts payable and accrued
    liabilities                                $  4,110,905    $  2,444,945
  Accrued compensation                              238,383         223,393
  Accrued professional fees                         457,082         301,783
  Accrued interest                                  167,011         460,964
  12% Convertible debentures due
    April 30, 2003 - net                          1,884,590
  12% Debentures due April 30, 2003 - net           597,000
  Long-term liabilities - current                   238,434         143,505
                                               ------------    ------------
Total current liabilities                         7,693,405       3,574,590
                                               ------------    ------------
Long-term liabilities - noncurrent               13,490,068       6,768,983
                                               ------------    ------------

Commitments and contingencies

Redeemable Convertible Preferred Stock           1,870,120
                                               -----------
Shareholders' equity/(deficit):
  Common stock, $.001 par value;
    authorized 35,000,000 shares;
    9,711,608 shares issued, 9,691,608
    shares outstanding at September 30, 2002
    and December 31, 2001                             9,712           9,712
  Additional paid-in capital                     56,264,236      53,017,615
  Deficit accumulated during the
    development stage                           (75,560,812)    (59,154,654)
  Treasury stock, at cost (20,000 shares at
    June 30, 2002 and December 31, 2001)           (177,645)       (177,645)
                                               ------------    ------------
Total shareholders' equity/(deficit)            (19,464,509)     (6,304,972)
                                               ------------    ------------
Total Liabilities and
  Shareholders' Equity/(Deficit)               $  3,589,084    $  4,038,601
                                               ============    ============


* Derived from audited financial statements.
See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Nine months           Cumulative from
                                        Quarter ended September 30,       ended September 30,        March 12, 1991
                                       ----------------------------    --------------------------    (inception) to
                                           2002            2001             2002          2001      September 30, 2002
                                           ----            ----             ----          ----      ------------------
  Product revenue                      $     34,825    $       --      $    243,775    $       --      $    265,665
                                       ------------    ------------    ------------    ------------    ------------
Expenses
  Research and development                  656,620         977,652       2,871,250       3,306,287      20,919,642
  Rent                                      130,922         147,326         516,191         438,534       2,695,726
  Consulting                                 92,053         565,015         436,331       1,105,578       5,662,846
  Personnel                               1,211,132       1,774,990       5,381,600       4,775,219      28,330,960
  General and administrative                508,194         709,002       2,359,632       1,918,008      14,362,317
  Interest and other expense              1,425,660          19,484       5,092,532          60,455       6,112,038
  Interest income                              (283)        (19,876)         (7,603)       (182,885)     (2,257,052)
                                       ------------    ------------    ------------    ------------    ------------
                                          4,024,298       4,173,593      16,649,933      11,421,196      75,826,477
                                       ------------    ------------    ------------    ------------    ------------
Net loss                                 (3,989,473)     (4,173,593)    (16,406,158)    (11,421,196)    (75,560,812)

Preferred stock dividend                       --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Net loss applicable to common
  shareholders                         $ (3,989,473)   $ (4,173,593)   $(16,406,158)   $(11,421,196)   $(75,560,812)
                                       ============    ============    ============    ============    ============
Net loss per share
  Basic and diluted                    $       (.41)   $       (.43)   $      (1.69)   $      (1.18)   $     (15.13)
                                       ============    ============    ============    ============    ============
Weighted average shares outstanding
  Basic and diluted                       9,691,608       9,691,608       9,691,608       9,691,608       4,993,826
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Nine months ended September 30,     Cumulative from
                                          ------------------------------      March 12, 1991
                                                                              (inception) to
                                               2002            2001         September 30, 2002
                                               ----            ----         ------------------
Supplemental disclosure of
  cash flow information:
    Non-cash financing activities
       Capital lease obligations           $  268,644                           $  387,547
       Forgiveness of rent payable                                                  40,740
       Share issuance
        expenses - warrants                                                        255,000
       Warrants issued with debentures        440,523                              440,523
       Warrants issued with preferred
        stock                                 559,289                              559,289
       Debenture conversion feature         1,042,663                            1,042,663
       Preferred stock conversion
        feature                             1,097,886                            1,097,886
       Conversion of debt to
        preferred stock                       670,120              --              670,120

    Cash paid for interest                     31,043         $60,455              518,584
    Cash paid for income taxes                                 31,589              199,576

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 2002 and 2001

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 2002, and the condensed statements of operations for the three and nine month periods, and the statements of shareholders' equity/(deficit) and cash flows for the nine month periods ended September 30, 2002 and 2001, and for the period from March 12, 1991 (inception) to September 30, 2002, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2002, results of operations for the three and nine month periods ended September 30, 2002 and 2001, and stockholders equity/(deficit) and cash flows for the nine month periods ended September 30, 2002 and 2001, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the operating results for the full year or for any other interim period.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at September 30, 2002, (approximately $0.4 million) and the additional financing received subsequent to September 30, 2002 of approximately $3.0 million, as well as additional funds anticipated from the sale of additional Series B Preferred Stock before December 31, 2002, will enable us to continue our operations until March 1, 2003. On August 5, 2002, we signed a letter of intent with a securities brokerage firm, and expect to complete a $12.0 million follow on public offering in the first quarter of 2003. We believe that the additional anticipated financing to be realized from these efforts will enable us to continue our operations for the next 12 months.

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

NOTE 3 - NET LOSS PER SHARE

As of September 30, 2002, an aggregate of 4,023,031 outstanding warrants and options were excluded from the weighted average share calculations, as the effect was antidilutive. As of September 30, 2001, an aggregate of 2,233,329 outstanding warrants and options were excluded from the weighted average share calculations for the same reason.

Additionally, the effects of the conversion of the debentures and preferred stock were excluded from the weighted average share calculation as the effect would be antidilutive. An aggregate of 2,595,935 and 1,246,747 shares of common stock would be issuable upon conversion of the debentures and preferred stock at September 30, 2002, respectively.

NOTE 4 - LONG TERM OBLIGATIONS

On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. and as part of this agreement has received $10.0 million. $6.0 million was received in 2001 with the remaining $4.0 million in January 2002. On August 6, 2002, the Company reached an agreement in principle pursuant to a non-binding term sheet with Paul Capital. The term sheet provides that Paul Capital would relinquish 70% of its revenue interest in exchange for $7.0 million in Series C Secured Participating Preferred Stock and 500,000 warrants exercisable at a nominal exercise price. This agreement was contingent upon completion of the current financing with H.C.

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

The relative estimated fair value of these warrants of $440,523 was recorded as debt discount, as well as the estimated fair value of the conversion feature of $1,042,663. Both of these values are being amortized over the remaining life of the convertible debentures.

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

On April 30, 2002, the FASB issued Statement of Financial Accounting Standard No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of SFAS No.13, and Technical Corrections" ("SFAS no.145"). SFAS No.145 rescinds Statements No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS No.145, companies will be required to apply the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

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

Expenses

Expenses decreased by approximately $.2 million in the quarter from approximately $4.2 million in 2001 to approximately $4.0 million in 2002 and increased by $5.3 million in the nine-month period from approximately $11.4 million in 2001 to approximately $16.7 million in 2002.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at September 30, 2002, (approximately $.4 million) and the additional financing received subsequent to September 2002 of approximately $3.0 million, as well as additional funds anticipated from the sale of additional Series B Preferred Stock before December 31, 2002, will enable us to continue our operations until March 1, 2003. On August 5, 2002, we signed a letter of intent with a securities brokerage firm, and expect to complete a $12.0 million follow on public offering in the 1st quarter of 2003. We believe that the additional anticipated financing to be realized from these efforts will enable us to continue our operations for the next 12 months.

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