Form 10-K
period 2002-12-31
ORTEC INTERNATIONAL INC
filed 2003-04-15
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 0-27046

                            ORTEC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                                                  11-3068704
            Delaware                                          (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
 incorporation or organization)

            3960 Broadway
          New York, New York                                             10032
(Address of principal executive offices                               (Zip Code)

Registrant's telephone number, including area code: (212) 740-6999

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.001 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('SS'229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The number of shares outstanding of the Registrant's common stock is 26,547,768 (as of 4/7/03). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,107,487 (as of 4/7/03, based upon a closing price of the Company's Common Stock on the Nasdaq Bulletin Board on such date of $0.20).

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               ITEMS IN FORM 10-K

                                                                               Page
                                                                               ----
Facing page

Part I
   Item 1.   Business.............................................................1
   Item 2.   Properties...........................................................6
   Item 3.   Legal Proceedings....................................................7
   Item 4.   Submission of Matters to a Vote of Security Holders................N/A

Part II
   Item 5.   Market for the Registrant's Common Equity and Related
                Stockholder Matters...............................................8
   Item 6.   Selected Financial Data.............................................12
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................14
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........N/A

   Item 8.   Financial Statements and Supplementary Data.........................24
   Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..........................N/A

Part III
   Item 10.  Directors and Executive Officers of the Registrant..................25
   Item 11.  Executive Compensation..............................................28
   Item 12.  Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters...................31
   Item 13.  Certain Relationships and Related Transactions......................35
   Item 14.  Controls and Procedures.............................................36

Part IV
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....38

Signatures.......................................................................40

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

     In 2001 the FDA granted our application for the commercial sale of OrCel for the treatment of donor site wounds. In 2001 the FDA also granted our application for the commercial sale of OrCel for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat the donor site wounds created during the surgery. From December 2001 through December 2002, our gross revenues from the sale of OrCel were $265,665. We discontinued our sales efforts and the manufacture of OrCel for commercial sale because of our need to use our limited financial resources for the completion of our clinical trial for the use of OrCel in the treatment of venous stasis ulcers, which is a much larger potential market.

     We are currently conducting a pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of venous stasis ulcers. The study is being conducted at 13 clinical sites, and as of March 14, 2003, over 80 patients were enrolled to participate in the trial. We are targeting an enrollment of 102 patients in the trial after which the trial can be considered completed upon our demonstrating that there is a significant positive statistical difference in the treatment of enrolled patients with OrCel as compared with the treatment of other enrolled patients, in a control group, with standard of care. We can then file a pre-market application with the FDA for the FDA's approval of the commercial sale of OrCel for the treatment of venous stasis ulcers. The results of the trial so far are encouraging.

     We have developed the technology for the cryopreservation of OrCel without diminishing its effectiveness. Cryopreservation is the freezing of our product which gives it a minimum shelf life of six months, as opposed to only a few days when our product is not cryopreserved.

     Due to budgetary constraints we are encountering in this difficult investment climate, we have deferred conducting a pivotal clinical trial for the use of OrCel in the treatment of diabetic foot ulcers (although the FDA granted its approval for us to conduct that pivotal trial) until after we have completed our pivotal clinical trial, now in progress, for the use of OrCel in the treatment of venous stasis ulcers. We completed a pilot clinical trial for the use of OrCel in the treatment of diabetic foot ulcers in the latter part of 2001. We reported the favorable results of that pilot clinical trial in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

People with diabetic foot ulcers also constitute a large patient population and therefore also a large potential market for OrCel.

     In December 2001 OrCel was approved by the Centers for Medicare Services for inclusion on the Outpatient Prospective Payment Systems Pass Through List. The inclusion on this list allows prescribers to recover their cost for OrCel from Medicare when utilizing OrCel for treatment of a Medicare patient as a hospital outpatient.

     Our target patient population for the use of OrCel are persons with venous stasis and diabetic foot ulcers and donor site wounds which we believe are large potential markets for the use of OrCel. We also believe that OrCel can be used to treat other medical conditions, such as decubitis ulcers, and for cosmetic surgery.

     Our cash on hand at the end of March 2003 will enable us to continue our operations through May, 2003, assuming that we will not incur unexpected costs and that we are able to manage payments, over a period of time, of obligations we have accumulated. Before the end of May, 2003, we will be required to raise additional funds (through the sale of our securities or debt financing) to complete our clinical trials, to produce and market OrCel and to pay our accumulated debt. Our failure to receive additional financing will have a material adverse effect on our operations. If we secure the additional funding we need, receive FDA approval for commercial sales of OrCel for treatment of medical conditions with large patient populations, successfully market OrCel and can rely on a third party contract manufacturer to produce OrCel in the quantity we need at the cost we now estimate, we believe that we will have the opportunity to reach cash break even in 2005.

     Ortec was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring, developing, testing and marketing our skin replacement product. Our executive offices are located at 3960 Broadway, New York, New York, and our telephone number is (212) 740-6999. Our website address is www.ortecinternational.com.

The Product

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

The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute our proprietary OrCel, which we can then deliver to customers in a fresh or cryopreserved state.

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

Regulatory Strategies, Product Development and Sales

     We employ a team of regulatory and clinical professionals, both full time employees and consultants, with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA approval process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have already secured approval for Medicare payments for the use of OrCel.

Production and Supply

     We believe that the production capacity at our facility in the Audubon Biomedical Science and Technology Park in New York City is sufficient to supply the amount of OrCel we need for our clinical trials and for limited amounts of commercial sales. If we achieve a significant volume of sales we will need production facilities capable of producing much larger quantities of OrCel. We initially planned to construct our own manufacturing facilities for the production of OrCel for commercial sales. However, due to the difficulty in securing investment capital in this difficult investment climate, and the large amount we would have to invest to construct our own production facilities, our current plans call for the manufacture of OrCel in large quantities by a third party contract manufacturer experienced in production of cell based medical products, whose production facilities are in compliance with the good manufacturing processes and quality system regulations mandated by the FDA. We are now negotiating with such third party contract manufacturers to produce OrCel. Based on our discussions we believe that the production of OrCel by such a third party manufacturer will allow us to produce OrCel at a lower cost, particularly considering the significant investment we would otherwise have to make in creating our own manufacturing facility. Our production facility in the Audubon Biomedical Science and Technology Park was inspected and approved by the FDA in September 2000 for the manufacture of OrCel. We anticipate that even when we use third party production facilities we may still be required to make a financial contribution, over a period of time, to modify those production facilities for our use and, if we are successful in our marketing efforts, to expand those third party manufacturing facilities.

Competition

     We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell based bi-layered (epidermal and dermal cell) approach. The approach we believe to be the most advanced and effective is the bi-layered approach, which we use.

     There is also a procedure which cultures the patient's own epidermal cells to create an epidermis like layer. That procedure takes a number of weeks to create that epidermal layer. Genzyme Biosurgery is currently selling such a product for treatment of severely burned patients only, pursuant to an FDA humanitarian device exemption.

     We previously considered Organogenesis, Inc. and Advanced Tissue Sciences, Inc. to be our principal competitors because each of them was previously manufacturing and selling a tissue engineered product approved by the FDA for the treatment, in the case of Organogensis' Apligraf, of both venous stasis and diabetic foot ulcers, and in the case of Advanced Tissue Sciences' Dermagraft for the treatment of diabetic foot ulcers. Advanced Tissue Sciences' Dermagraft was manufactured in a cryopreserved form while Organogenesis' Apligraf was not. However, in 2002 both Organogenesis and Advanced Tissue Sciences filed for bankruptcy protection. Advanced Tissue Sciences had entered into a joint venture agreement with Smith & Nephew, a major pharmaceutical company, for the distribution of Dermagraft. According to publicly available information Smith & Nephew has purchased Advanced Tissue Sciences' half interest in their joint venture. We believe that Smith & Nephew will resume manufacturing and selling Dermagraft, if it has not already done so. Organogenesis had entered into an agreement with Novartis Pharmaceuticals, also a major pharmaceutical company, for Novartis to distribute Organogenesis' Apligraf. As a result of Organogenesis' bankruptcy that distribution agreement was modified to terminate on June 30, 2003. Organogensis announced that it planned to resume manufacturing and selling its Apligraf product and it may have already done so. Smith & Nephew, and any pharmaceutical company that may distribute Apligraf in the future, is substantially larger than we are and has significantly greater financial, marketing and other resources than we have. Such greater financial and other resources will put us at a disadvantage in marketing OrCel despite what we believe are certain advantages OrCel has (such as ease of application and greater mix of growth factors which appear to enable a quicker healing process, and in the case of Organogenesis' Apligraf, the fact that OrCel can be sold in a cryopreserved form and Apligraf cannot). We can give no assurance that we will be able to enter into joint venture or distribution agreements with pharmaceutical or health product distribution companies that are strong financially and in their marketing capabilities, on terms, if at all, that will make our operations profitable.

     The biomedical field is continually undergoing rapid and significant technological changes. Other companies may succeed in developing other products that are more effective than OrCel. If such new products are accepted by the medical community, or if those products receive FDA approval for treatment of venous stasis and diabetic foot ulcers before OrCel does, or if other companies develop products that are more effective than OrCel, any such developments may have a material adverse effect on our business, results of operations and financial condition.

Patents and Proprietary Rights

     We have four United States patents, one European patent covering thirteen countries and ten international patents in ten other countries, and two United States and four international patent applications (three of which are applications filed under the Patent Cooperation Treaty) pending, for our technology and processes. However, our success will depend, in part, on our ability to maintain trade secret protection for our technology. Our European patent was granted to us by the European Patent Office and was challenged by Advanced Tissue Sciences in an opposition proceeding. We successfully defeated that opposition. Advanced Tissue Sciences has appealed that determination in our favor and the appeal is currently pending.

     The validity and breadth of claims in medical technology patents involves complex legal and factual questions and, therefore, are highly uncertain. We do not know if any pending patent applications or any future patent application will issue as patents, that the scope of any patent protection obtained will be enough to exclude competitors or that any of our patents will be held valid if subsequently challenged in court proceedings. We do not know if others have or will develop similar products, duplicate any of our products or design around any of our patents issued or that may be issued in the future. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers aspects of our products or processes.

     Several of our competitors, including Organogenesis and Advanced Tissue Sciences, Inc., have been granted patents relating to their particular skin technologies.

     We successfully defended challenges to our United States and European patents in the respective patent offices where those patents were issued. However, those successful defenses do not preclude future challenges in court. The dismissal of the challenge to our patent in Europe has been appealed. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to interference proceeding brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties or to re-examination proceedings in the United States. We might incur significant costs defending such proceedings and we might not be successful.

     In August 2001 and in 2002 we entered into agreements with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed to pay to Paul Capital 3 1/3% of the end user sales prices paid for our product in the United States, Canada and Mexico through the period ending in 2011.

As security for the performance of our obligations to Paul Capital, we granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. If there are defaults on our part in our performance of our agreements with Paul Capital, including defaults occasioned by events beyond our control (such as our insolvency), and we are unable to pay Paul Capital the large amounts required to be paid by us because of our default, Paul Capital may foreclose its security interest in our U.S. patents, patent applications and trademarks and it is most likely that in such event we will have to discontinue our operations.

Employees

     We presently employ 35 people on a full-time basis, including three executive officers. We also have 5 part time employees. We anticipate hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as our needs arise.

Item 2. PROPERTIES

     We occupy an aggregate of approximately 14,000 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, pursuant to [four] separate lease agreements, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce OrCel. As of March 1, 2003 we were paying rent of approximately $55,000 per month for use of all our space at the Audubon facility.

     In December 2001 we entered into a ten-year lease with the New Jersey Economic Development Agency to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. The leased premises were to be located in two buildings. 26,000 square feet in an existing building were to be renovated to our specifications. The other 32,000 square feet was to be a building specifically constructed for us. We planned to equip that space primarily for the production and manufacturing of OrCel in large quantities for commercial sale. However, as we noted above, because our financial resources are significantly more limited than we anticipated when we signed the lease, we were able to terminate our obligation for the leasing of the 32,000 square feet building that was to be constructed and we have had discussions with the New Jersey Economic Development Agency to defer or terminate the remainder of our obligation to lease the other 26,000 square feet. We can give no assurance that we will be able to defer or terminate our obligation with respect to the 26,000 square feet portion of that lease or what damages, if any, incurred by the New Jersey Economic Development Agency because of our failure to perform our obligations relating to the 26,000 square feet portion of that lease, we will have to pay.

     Before we changed our plans and decided not to build production facilities in North Brunswick, we also leased from the same landlord approximately 3,200 square feet in another building in North Brunswick, for a 16 month term, at an initial base rent of $30.00 per square foot during the first year, increasing to $31.50 per square foot during the last four months of the lease.

That lease expires June 30, 2003. We are currently using that space for process development operations and offices.

Item 3. LEGAL PROCEEDINGS

     ClinTrials Networks, LLC (ClinTrials) has claimed that we have breached an agreement with them, which provided for ClinTrials to arrange and manage a portion of the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. During the quarter ended September 30, 2002, ClinTrials commenced an arbitration proceeding against us, claiming that we owe ClinTrials $165,936 and that ClinTrials reserves the right to claim additional amounts from us, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under its agreement with us. We have denied ClinTrials' claim and have advised ClinTrials that we are not in breach of our agreement. We have filed a counterclaim in the arbitration proceeding for overpayments of $75,000 under the terms of our agreement with ClinTrials.

     During the quarter ended September 30, 2002, PDI, Inc. commenced an action against us in the Superior Court of New Jersey, Bergen County, claiming that we owe $205,000 to PDI for services that they have performed for us. We are in the process of discussing a settlement of the amount claimed with PDI.

     In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. Although in its complaint Amarex claims we owe it $2,457,875, that amount is the additional amount we would have had to pay Amarex if Amarex had performed all the work needed for all our contemplated clinical trials. We have answered Amarex's complaint denying Amarex's claim. We are negotiating with Amarex to establish the amount of services Amarex performed for us for which it has not already been paid and to arrange for payment of that amount.

     We have entered into agreements with some of our creditors providing for payment of our obligations to them over extended periods of time. We will have to secure additional financing to meet those payment obligations.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

     Our common stock commenced trading on January 19, 1996 under the symbol "ORTC." The common stock traded on the Nasdaq SmallCap market until August 2002, when it became delisted from the SmallCap market and commenced trading on the National Association of Securities Dealers' Bulletin Board, where it presently trades under the symbol "ORTC.OB." The following table sets forth the high and low sales prices of the common stock as reported by Nasdaq and the Bulletin Board for each full quarterly period within the two most recent fiscal years.

                                          HIGH    LOW
                                         -----   -----
Fiscal Year Ended December 31, 2001

First Quarter                            $8.75   $5.81
Second Quarter                            6.98    5.75
Third Quarter                             7.75    6.00
Fourth Quarter                            6.94    4.45

Fiscal Year Ended December 31, 2002

First Quarter                            $6.99   $4.96
Second Quarter                            5.05    1.50
Third Quarter                             2.00    0.30
Fourth Quarter                            0.54    0.27

Security Holders

     To the best of our knowledge, at March 7, 2003, there were 139 record holders of our common stock. We believe there are more than 1,000 beneficial owners of our common stock whose shares are held in "street name."

Dividends

     We have not paid and have no current plans to pay dividends on our common stock.

Recent Sales of Unregistered Securities

     In our quarterly report on Form 10-Q for the three month period ended September 30, 2002, in a registration statement we filed with the Securities and Exchange Commission which became effective January 31, 2003, and in our proxy statement for our stockholders meeting held on February 11, 2003, we described a series of private placements arranged by H.C. Wainwright & Co., Inc. in which we received gross proceeds of $8.2 million. At the conclusion of those series of financings we issued, in November and December of 2002, to the investors in those private placements, 938.2742 shares of our Series B convertible preferred stock, 13,135,858 shares of our common stock (including 3,753,116 shares which were dividends payable on our Series B convertible preferred stock, which dividends we can pay in our common stock and which dividends for the first year were paid in advance), and warrants to purchase an additional 10,076,579 shares of our common stock, of which warrants to purchase 5,429,891 shares are exercisable at $1.50 per share, and warrants to purchase 4,691,386 shares are exercisable at $2.00 per share. In November 2002, in addition to cash compensation we also granted to H.C. Wainwright & Co., Inc. for its services in arranging such Series B financing, and to Wainwright's designees, warrants to purchase 1,300,000 shares of our common stock, of which warrants to purchase 800,000 shares were exercisable at $0.001 per share, and of which warrants to purchase 500,000 shares are exercisable at $1.50 per share. The warrants to purchase 800,000 shares at an exercise price of $0.001 per share were exercised in December 2002 and January 2003 and as a result we issued an additional 797,227 shares of our common stock to the holders of those warrants. The 797,227 shares were 2,773 shares less than the 800,000 shares issuable upon exercise of those warrants because of cashless exercise provisions in those warrants which were utilized by all except one of the holders.

     In February 2003 we received additional gross proceeds of $2 million from five of the investors who had purchased our Series B convertible preferred stock in November and December 2002, and from one new investor. We issued to such six investors 200 shares of our Series B convertible preferred stock, 2,923,077 shares of our common stock (including 923,077 shares of our common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance) and warrants to purchase an additional 2,000,000 shares of our common stock, of which warrants to purchase 1,000,000 shares are exercisable at $1.50 per share and warrants to purchase the other 1,000,000 shares are exercisable at $2.00 per share. In March 2003, in addition to cash compensation, we also granted to Wainwright for its services in arranging such February 2003 Series B financing, and to one designee of Wainwright's, warrants to purchase an aggregate of 376,923 shares of our common stock, exercisable at $0.001 per share.

     Each share of the Series B preferred stock is convertible into so many shares of our common stock as determined by dividing the $10,000 liquidation preference amount of one Series B preferred share by the conversion price. There is a fixed conversion price and an alternative conversion price. The fixed conversion price is $1.00 per share. After February 1, 2003, the holders of the Series B preferred stock may elect an alternative conversion price, equal to 90% of the average of the five lowest volume weighted average prices for our common stock during the twenty trading days immediately prior to conversion. At no time will the alternative conversion price be less than $0.25 per share. The certificate of designations of the relative rights and preferences of the Series B convertible preferred stock provides for customary adjustments to the conversion price in the event of stock splits, combinations, dividends, distributions, reclassification and other corporate events. If we issue or sell any additional shares of common stock at a price per share less than $0.50, or without consideration, or options or warrants to purchase, or other securities convertible into, shares of our common stock, in effect giving the holders of those options, warrants or convertible securities the right to purchase our common stock at a price per share less than $0.50, the fixed conversion price will be reduced (except in certain specified events, some of which would also increase the alternative conversion price to $1.00) to a price equal to the consideration per share paid or payable for such additional shares of common stock, and the number of shares of our common stock into which the Series B preferred stock can be converted will be proportionately increased.

     Each holder of Series B preferred stock is entitled to receive dividends at the rate of 12% of the Series B preferred stock's stated $10,000 per share liquidation preference, payable by us semi-annually and at our option in either cash or shares of our common stock that have been registered pursuant to an effective registration statement. The formula for determining the number of shares of our common stock to be paid as a dividend on each Series B preferred share is the number equal to the quotient of (i) the dividend payment divided by
(ii) the conversion price.

     The relative rights and preferences of our Series B convertible preferred stock are described in greater detail in our prospectus dated January 21, 2003, which can be viewed on the SEC's internet site, http://www.sec.gov.

     All of the purchasers of our Series B convertible preferred stock represented to us that they were "accredited investors" as such term is defined in the rules promulgated by the Securities and Exchange Commission. The sale of such Series B convertible preferred stock, the issuance of such common stock and the grant of such warrants, in our Series B financings, were all exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to
Section 4(2) of the Act and Regulation D promulgated under the Act because such sales did not involve any public offering.

     During the fourth quarter of 2002 we granted to 12 employees (including four executive officers), two non-employee directors and two consultants, options both under and outside our Employee Stock Option Plan, to purchase an aggregate of 4,400,500 shares of our common stock, at exercise prices ranging from $0.30 to $0.45 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) thereof because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes included in Item 8 and Management's Discussion and Analysis included elsewhere in this Annual Report:

                                                                                                              Cumulative from
                                                                                                              March 12, 1991
Statement of operations data                                                                                   (inception) to
                                                                                                                December 31,
   Years Ended December 31,             1998          1999           2000           2001           2002             2002
                                    -----------   ------------   ------------   ------------   ------------   ---------------
Product revenue                     $        --   $         --   $         --   $     21,890   $    243,775     $    265,665
                                    -----------   ------------   ------------   ------------   ------------     ------------

Expenses
   Research and development           1,933,877      3,106,908      4,191,317      4,283,038      3,147,515       21,195,907
   Rent                                 252,397        473,010        535,443        589,238        683,116        2,862,651
   Consulting                           908,495        834,180        838,383      1,413,153        490,826        5,717,341
   Personnel                          4,060,629      3,742,632      4,763,662      6,605,630      6,440,959       29,390,319
   General and administrative         1,725,201      2,152,968      2,297,769      2,671,887      2,781,896       14,784,581
   Interest and other expense           104,605         99,522         89,712        536,070      7,281,104        8,300,610
   Interest income                     (572,549)      (368,711)      (586,623)      (191,749)        (7,647)      (2,257,096)
   Loss on extinguishment of
     debt and Series A
     preferred shares                        --             --             --             --      1,004,027        1,004,027
                                    -----------   ------------   ------------   ------------   ------------     ------------

                                      8,412,655     10,040,509     12,129,663     15,907,267     21,821,796       80,998,340
                                    -----------   ------------   ------------   ------------   ------------     ------------

Net loss                             (8,412,655)   (10,040,509)   (12,129,663)   (15,885,377)   (21,578,021)     (80,732,675)

Preferred stock dividends                    --             --             --             --      1,125,934        1,125,934
                                    -----------   ------------   ------------   ------------   ------------     ------------

Net loss applicable to common
  shareholders                      $(8,412,655)  $(10,040,509)  $(12,129,663)  $(15,885,377)  $(22,703,955)    $(81,858,609)
                                    ===========   ============   ============   ============   ============     ============

Net loss per share of common stock
   Basic and diluted                     $(1.43)        $(1.51)        $(1.37)        $(1.64)        $(2.01)         $(15.54)

Weighted average common stock
  outstanding
   Basic and diluted                  5,878,971      6,634,874      8,847,295      9,691,608     11,305,956        5,269,187
                                    ===========   ============   ============   ============   ============     ============


Balance sheet data                      1998         1999          2000           2001          2002
------------------                  -----------   -----------   -----------   -----------   ------------
Working capital/(deficiency)        $ 9,368,901   $11,009,660   $ 7,966,410   $(2,529,159)  $(17,787,545)
Total assets                         12,391,039    15,011,645    11,719,760     4,038,601      3,698,366
Long-term debt, excluding current
   maturities                         1,152,180     1,044,857       912,489     6,768,983        828,498
Shareholders' equity/(deficit)       10,390,759    12,370,720     9,392,325    (6,304,972)   (15,801,132)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

Forward Looking Information May Prove Inaccurate

This Report on Form 10-K contains certain forward looking statements and information relating to Ortec, that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

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

In February 2001, we received FDA approval to make commercial sales of OrCel for use on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product, generating revenues of $22,000 and $244,000 in 2001 and 2002, respectively. During 2002, we engaged a sales force organization to actively pursue the sales of our product, but due to a reduction in anticipated financing, we had to curtail these activities in the second half of the year.

From inception to date, we have incurred cumulative net losses of approximately $81.9 million. We expect to continue to incur substantial losses through 2004, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased costs of manufacturing, marketing and sales, distribution and administrative activities.

We are currently conducting a pivotal clinical trial using OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. As of March 14, 2003, we have enrolled over 80 patients to participate in the pivotal clinical trial and we are anticipating a total enrollment of 102 patients to complete the trial. We expect to complete the venous stasis pivotal clinical trials during the second quarter of 2003, with submission of the FDA filing in September 2003. We anticipate obtaining FDA approval early in 2004 for the use of our OrCel product in the treatment of venous stasis ulcers.

In June 2002, we received approval from the FDA to initiate a pivotal clinical trial using OrCel in the treatment of diabetic foot ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic foot ulcers pivotal clinical trial and expect to resume this trial in the second half of 2003 dependent on obtaining sufficient additional financing, with FDA approval anticipated by the end of 2004.

We are investigating and currently are in discussions with a third party manufacturer for the production of OrCel. If these discussions are successful, we will be able to produce the large quantities of OrCel that will be required upon the anticipated receipt of FDA approval for the sale of our product for use in the treatment of patients with venous stasis ulcers. If we conclude an agreement with the third party manufacturer, we will be able to defer or terminate the costlier plan of constructing our owned manufacturing facility. We are also concurrently in the process of evaluating various sales and marketing collaborative arrangements.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses through 2004.

Critical Accounting Estimates

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

Long Term Obligations. We account for our Revenue Interest Assignment Agreement in a manner similar to that of debt and provide for interest to reflect the estimated cost of the funds anticipated under the terms of the agreement. Pursuant to the default provisions under the agreement, interest is accrued at 30% per annum. At such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material financial impact.

Impact of recently issued accounting pronouncements

On April 30, 2002, the Financial Accounting Standards Board (the FASB) issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of SFAS No.13 and Technical Corrections". SFAS No.145 rescinds Statement No.4, which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net the related income tax effect. Upon adoption of SFAS No.145, companies will be required to apply the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of the statement on our results of operations and financial position.

On July 30, 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at a date of a commitment to an exit or disposal plan. Example of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No.146 is to be applied prospectively to exit and disposal activities initiated after December 31, 2002. We will apply the provisions of this statement prospectively to disposal activities commencing after December 31. 2002.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123". This statement requires companies to reflect the fair market value of employee stock based compensation in their results of operations as an additional expense or disclose the pro-forma impact of this adjustment to net income and earnings per share, in the notes to the financial statements. The Company has elected to continue to account for its stock-based compensation under the rules of APB Opinion No.25, with footnote disclosure, as required by SFAS No.148.

Results of Operations

Year Ended December 31, 2002, and December 31, 2001.

Revenues

We earned revenues of approximately $244,000 in 2002, and $22,000 in 2001 from commercial shipments of products to customers. Sales to commercial customers began in December 2001, and were curtailed in the second half of 2002.

Expenses

Expenses increased by approximately $5.9 million in 2002, from approximately $15.9 million in 2001 to $21.8 million in 2002. Interest, which primarily consisted of non-cash charges relating to the preferred stock and debentures financings, accounted for $6.7 million of this increase, while the loss on extinguishment of debt represented $1.0 million of the increase. Other expenses incurred in 2002, decreased by $1.8 million, compared with 2001.

Research and Development. These expenses decreased by approximately $1.1 million, from $4.3 million in 2001 to $3.2 million in 2002. Additionally, 2001 costs included a $0.4 million credit to expenses as a result of an insurance recovery for damaged Orcel, which costs were incurred in 2000. All other research and development costs decreased by $1.5 million in 2002, compared with 2001. This decrease in research and development expenses was due to the fact that the costs incurred in 2002 included only one clinical trial, the venous ulcer pivotal trial, whereas in 2001 there were three trials conducted and concluded, the donor site pivotal trial, and the venous and diabetic ulcers pilot trials. We expect to conclude the venous ulcer pivotal trial in 2003.

Personnel. Personnel costs decreased by approximately $.2 million from $6.6 million in 2001 to $6.4 million in 2002. Personnel costs initially increased in the first half of 2002 due to the additional personnel required to conduct and manage clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs and for commercial sales and to initiate our sales and marketing program for our FDA approved products. In July 2002, management implemented a cost reduction plan and deferred the implementation of the diabetic clinical trial, as well as, reduced production of product for commercial sales, which resulted in significant reductions in personnel costs in the second half of 2002.

Consulting. These fees decreased by $.9 million from $1.4 million in 2001 to $.5 million in 2002. This was due to the increased costs in 2001 related to the specific requirements for concluding the clinical trials for donor site wounds and FDA submissions, noted above, as well as, the costs of conducting the pilot clinical trials for venous leg stasis and diabetic foot ulcers. In 2002, only the costs of beginning the pivotal clinical trials for venous leg stasis ulcers were incurred.

General and Administrative. These expenses increased by $.1 million from $2.7 million in 2001 to $2.8 million in 2002. The increase in 2002 was primarily due to increased marketing expenses incurred early in the year, as we prepared for commercial sales of our product. As noted above, the decision to reduce fresh OrCel production in the third quarter resulted in a curtailment of marketing expense in the second half of the year. In 2002, we also incurred higher expenses, as we continued our intense financing efforts. These increases were partially offset by a reduction of travel expenses in 2002, as we focused on reducing our overall spending.

Rent. This expense increased by $.1 million in 2002 compared with 2001, primarily due to the charges incurred for the New Jersey leases in 2002, which expense was not incurred in 2001.

Interest Expense. Interest expense increased by $6.7 million, from $.5 million in 2001 to $7.2 million in 2002. This increase was due to the imputed non-cash interest resulting from the convertible debenture and convertible preferred financings, which occurred in 2002. Interest of $3.6 million was recorded as a result of these financings, $.2 million in coupon rate interest on the debentures and $3.4 million recorded as the fair market value of the conversion features and warrants issued with the financings. Additionally, non-cash interest of $3.5 million was accrued in 2002, relating to the Paul Capital Royalty obligation, as compared to $.5 million in 2001.

Interest Income. Interest income declined by approximately $.2 million in 2002, compared with 2001, primarily due to the smaller average cash balances outstanding during 2002 compared with 2001.

Loss on extinguishment of debt and series A preferred shares. We incurred a loss of $1.0 million due to the conversion of debt into preferred shares in 2002.

Year Ended December 31, 2001 and December 31, 2000.

Revenues

Ortec made its first commercial shipments of products to customers in December 2001, earning revenues from operations of approximately $22,000.

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

Interest Expense. Ortec incurred increased interest expense of $.4 million in 2001, compared with the expense incurred in 2000. On August 29, 2001, Ortec entered into a Royalty Revenue Interest Assignment agreement with Paul Capital and as part of this agreement, was entitled to receive $10.0 million in 2001. $6.0 million of this amount was received in 2001 and the remaining $4.0 million was received in January 2002. As of December 31, 2001, management anticipated that the effective cost of these funds based on the anticipated revenue stream, over the term of this agreement, which terminates in December 2011, may range between 20% to 35% per annum and as such, approximately $455,000 in interest expense had been accrued in 2001.

Interest Income. Interest income declined by approximately $395,000 from $587,000 in 2000 to approximately $192,000 in 2001, primarily due to the smaller average cash balances outstanding during 2001 compared with 2000.

Liquidity and Capital Resources

Since inception (March 12, 1991) through December 31, 2002, we have accumulated a deficit of approximately $81.9 million and we expect to continue to incur substantial operating losses through 2004. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to December 31, 2002, we received cash proceeds from the sale of common equity securities, net of share issuance expenses, of approximately $49.0 million, we received net proceeds from the issuance of debentures and preferred stock of $8.2 million, and we have received a total of $10 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

Subsequent to December 31, 2002, the Company has continued with its convertible preferred stock financing and on February 26, 2003, closed on an additional $2.0 million investment in preferred equity.

For the year ended December 31, 2002, we used net cash for operating activities of approximately $10.9 million. Cash used in operating activities resulted primarily from our net loss of $21.6 million, offset by depreciation and amortization of approximately $715,000, approximately $6.9 million of non-cash interest expense, a loss on extinguishment of debt on series A preferred stock of $1.0 million and an increase in accounts payable and accrued expenses of approximately $1.4 million.

During the year ended December 31, 2002 we invested approximately $192,000 in property, plant, equipment and patent application costs. In January 2002, we received a $1,300,000 line of credit from GE Capital for equipment lease financing, with which we financed $450,000 of additional purchases of fixed assets. This line of credit was available for eligible manufacturing equipment purchases in 2002.

We repaid $246,000 of our loans payable and long-term debt during the year ended December 31, 2002. We received $4.0 million under our agreement with Paul Capital Royalty Acquisition Fund, L.P. and $8.2 million from issuance of our convertible debentures, notes and preferred stock financing through H.C. Wainwright, as noted above. As a result of the aforementioned preferred stock financing, common shares outstanding increased by 13.5 million shares, due to the conversion of warrants granted and the issuance of common stock dividends.

In December 2001, we entered into a ten-year lease with New Jersey Economic Development Authority ("NJEDA") to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. On August 5, 2002, we reached an agreement with NJEDA to terminate the December 2001 lease and enter into a new lease for approximately 26,000 square feet of manufacturing and office space. The new lease began on August 1, 2002 and terminates on December 31, 2005, with rental payments beginning in January 2003. A security deposit of $623,000, which was paid by us on the original lease, has been applied as a security deposit on the new lease. All construction costs advanced by NJEDA for the renovation of the premises, approximately $420,000, has been included as a construction allowance in the new lease and is reflected in the rent base. Due to the lower level of financing received in 2002 than had originally been planned, the Company is currently engaged in discussions with the NJEDA to defer or terminate the lease entered into in August 2002. In the event that we reach an agreement with the NJEDA to terminate the lease, the security deposit of $623,000 may be partially or wholly utilized as part of the termination settlement.

Under the August 29, 2001 agreement, as amended, in consideration for the investment of $10.0 million, Paul Capital received 3-1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. As of December 31, 2002, we have provided for the effective cost of the amounts received from Paul Capital at 30% per annum, pursuant to default provisions of the agreement and we have accrued interest accordingly. However, at such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material financial impact. Under the August 29, 2001 agreement, as amended, beginning on January 1, 2003, Paul Capital will be entitled to receive each year advances from the first proceeds to us from end user sales of our products. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments, compared to amounts owed based on actual sales. Such annual amounts Paul Capital will be able to draw in advance will range from $.6 million in 2003, $1.0 million in 2004 to $7.5 million in 2005 and thereafter.

At December 31, 2002, our liabilities exceeded the value of our assets and as such, we were technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breech and based on our discussions regarding this issue, has indicated to us that it presently does not intend to exercise its option to require us to repurchase its revenue interest. Additionally, in February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. On February 26, 2003, Paul Capital invested an additional $500,000 in our Series B preferred stock, in concurrence with this amendment.

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

We have granted Paul Capital a security interest in all our United States patents and trademarks relating to our technology for our product, to secure payments we are required to make to Paul Capital, based on sales generated under the Royalty Revenue Interest Assignment agreement, as described above.

The original agreement and modifications to the agreement terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

On March 27, 2002, we engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as our financial advisor in connection with raising capital for the Company through debt and/or equity financing. Wainwright has assisted us in raising financing of approximately $8.2 million in 2002 and has continued its financing efforts on our behalf in 2003. On May 13, 2002, we secured the first $2.3 million of this financing, in the form of 12% convertible debentures, which was convertible into common shares. On June 28, 2002, $0.6 million of these debentures were converted into Series-A convertible preferred stock. We also issued 291,000 warrants to purchase common stock as part of this May 13, 2002 financing. On June 28, 2002, an additional $1.5 million of financing was secured, which consisted of $1.2 million in Series A convertible preferred stock and $.3 million in 12% convertible debentures. We also issued 655,000 stock purchase warrants as part of the June 28, 2002 financing. In the third and fourth quarters of 2002, we raised an additional $3.3 million in convertible debentures and $1.1 million in convertible preferred stock.

On November 13 and December 13, 2002, the investors converted all their outstanding convertible debentures and Series-A convertible preferred stock into Series-B convertible preferred stock, thereby acquiring 938.2742 shares of preferred shares, at a stated value of $9,382,742. In addition, these investors were granted Series A warrants, to purchase 9,382,742 shares of the Company's common stock at an exercise price of $.001. These Series-A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and Series B-2 warrants, which can be used to purchase 5,429,891 and 4,691,386 shares of common stock at an exercise price of $1.50 and $2.00 per share, respectively. The Series B-1 and B-2 warrants are exercisable nine and twelve months, respectively, after issue. The warrants previously granted with the issuance of the convertible debentures and Series-A preferred stock, were exchanged for Series B-1 warrants. In conjunction with this preferred stock financing, the investors were also paid a common stock dividend, whereby they were granted 3,753,116 shares of common stock.

The Series B preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.00 or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $0.25. The fixed conversion rate may be adjusted downward if the Company subsequently issues common stock at a purchase price less than $0.50. In that event, the fixed conversion rate will be adjusted downward to the price of the new issuance. Conversion is mandatory, upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $2.00 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. The alternative conversion price is adjustable or cancelable under certain circumstances, such as, in the event that the Company receives a licensing fee and/or a strategic investment of at least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the common share price of the investment or is cancelled if the share price exceeds the fixed rate of $1.00. If within six months from date of issue, the Company receives a licensing fee with an upfront payment of at least $5.0 million, the alternative conversion rate is adjusted to the quoted closing stock price on the day of the public announcement or is cancelled if this closing price exceeds $1.00. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million, within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.00, if lower. Dividends were paid in advance in common shares at the rate of 12% in the first year after issue and will be paid semiannually in subsequent years, in either cash or common shares, at the election of the Company, until at such time as the preferred stock is converted to common shares. Along with the convertible preferred stock, the Company also issued warrants to purchase common shares, as noted above. The Series B-1 and B-2 warrants are redeemable by the Company at $0.10 per share, twelve months and twenty-four months after issuance, respectively, if the Company's common shares closes above $3.00 and $4.00, respectively, for 15 consecutive trading days.

Our capital funding requirements will depend on numerous factors, including the progress and magnitude of our research and development programs, pre-clinical testing and clinical trials, the time involved in obtaining regulatory approvals for commercial sale of our product to treat venous stasis and diabetic foot ulcers, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, our ability to establish and maintain collaborative arrangements, our cost of manufacturing scale up and the cost and effectiveness of commercialization activities and arrangements.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We believe that our cash and cash equivalents on hand at December 31, 2002, (approximately $0.8 million) and the financing of $2.0 million received in February 2003, will enable us to continue our operations until May 31, 2003. We are continuing our equity financing efforts with H.C. Wainwright and we expect to raise an additional $5.0 million from investors, some of whom have previously participated in the $10.2 million raised to date. This will enable us to complete our venous clinical pivotal trial, file our PMA with the FDA and execute on our plan to engage the services of a third party manufacturer. Accomplishing these milestones will also enable us to raise an additional $5.0 million in 2003 through other potential collaborative arrangements with companies for sales, marketing and distribution of our product and through other equity investments. Based on these efforts, management believes that the Company will be able to continue its operations for at least the next 12 months.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements contained in this Form 10-K report, setting forth the financial statements of Ortec International, Inc., together with the report of Grant Thornton LLP, dated March 31, 2003.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          Set forth below are the directors and executive officers of Ortec, their respective names and ages, positions with Ortec, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name                             Age                       Position
----                             ---                       --------
Steven Katz, Ph.D.                58   Chairman of the Board of Directors
Mark Eisenberg, M.D.              65   Senior Vice President, Research and
                                       Development, and Director
Ron Lipstein                      47   Chief Executive and Chief Financial Officer,
                                       Vice Chairman of the Board of Directors,
                                       Secretary and Treasurer
Costantin Papastephanou, Ph.D.    57   President
Steve Lilien, Ph.D.               55   Director
Allen I. Schiff, Ph.D.            57   Director
Gregory B. Brown, M.D.            49   Director

Directors

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

     Dr. Mark Eisenberg, one of our founders, has been a director and Senior Vice President since 1991. Dr. Eisenberg has also been a consultant to us since 1991. See "Certain Relationships and Related Transactions - Eisenberg Consulting Agreement". He has been a physician in private practice in Sydney, Australia since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on epidermolysis bullosa disease.

     Ron Lipstein, one of our founders, has been the Secretary, Treasurer, Chief Financial Officer and a director of Ortec since 1991. Mr. Lipstein was elected Vice Chairman of our Board of Directors in January 2001 and as our Chief Executive Officer in March 2003. He has been employed by us since 1991. Mr. Lipstein is a certified public accountant.

     Steven Lilien has been a director of Ortec since February 1998. He has been chairman of the accounting department of Bernard M. Baruch College in New York City for the past fifteen years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

     Allen I. Schiff has been a director of Ortec since June 2001. He has been Director of the Field Study Program at Fordham University Graduate School of Business since 1992. That program performs consulting projects for businesses and charitable institutions including a number of major well-known business and charitable entities. From 1985 through 1989 he was chairman of both the undergraduate and the graduate accounting departments at Fordham University. He has a Ph.D. in business administration and an MS in accounting, both from New York University. He is a director and chairman of the audit committee of Data Software and Systems, Inc., a publicly held company whose shares are listed on Nasdaq and whose principal business is the development of compatible software for use by utilities.

     Gregory B. Brown has been a director of our Company since March 2003. Since January 2003 Dr. Brown has been a partner at Paul Capital Investors and serves as the director selected by Paul Capital Royalty Acquisition Fund, L.P., an affiliate of Paul Capital Investors. Pursuant to our agreement with Paul Capital Royalty Acquisition Fund, L.P., we are required to elect a person designated by Paul Capital Royalty Acquisition Fund, L.P. as a director of Ortec. From 1997 to 2002 Dr. Brown served as a managing director of Adams, Harness & Hill, an investment banking firm, and from April 2001 to December 2002 as head of its Healthcare and co-head of investment banking. Prior to 1997 Dr. Brown was a thoracic and vascular surgeon. He received a B.A. degree from Yale University, an M.D. from Upstate Medical School and an M.B.A. from Harvard Business School.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Drs. Steven Lilien, Allen I. Schiff and Gregory B. Brown are non-employee directors. For Dr. Steven Lilien's services in 2002 as a director and as chairman of our audit committee, we granted Dr. Lilien 7 year options to purchase 48,500 shares of common stock. For his services in 2002 as a director and as a member of our audit committee, we paid Dr. Schiff an aggregate of $3,000 and granted Dr. Schiff 7 year options to purchase an aggregate of 20,000 shares of common stock. Such options were granted under our Employee Stock Option Plan and are exercisable at prices ranging from $0.30 to $0.60 per share. Dr. Gregory B. Brown was not a director in 2002.

Executive Officers

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Two of our executive officers, Steven Katz and Ron Lipstein, are also members of our Board of Directors. Information with regard to such persons is set forth above under the heading "Directors." The remaining executive officer is Costantin Papastephanou, our President.

     Costantin Papastephanou was employed by us in February 2001 as our president. Prior to joining Ortec he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers' Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as president of the global chronic care division, where he was responsible for that division's sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs. He holds a Ph.D. in Biochemistry from University of Miami as well as a Master of Science in Microbial Biochemistry from University of London.

The Committees

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee and the usual functions of such committee are performed by the entire Board of Directors.

     Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of our independent certified public accountants and the review of the scope and effect of the audit engagement. The current members of the Audit Committee are Drs. Lilien and Schiff.

     Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board of Directors with respect to the compensation of our executive officers, including salary, bonus and other incentives. The current members of the Compensation Committee are Messrs. Katz, Eisenberg and Lilien.

     Stock Option Committee. The Stock Option Committee determines the employees, (other than our executive officers), consultants and advisors, to whom options should be granted under our Stock Option Plan and the number of options to be granted to each such employee, consultant and advisor. The current members of the Stock Option Committee are Messrs. Katz and Lipstein. The Board of Directors determines any other persons (our executive officers and directors) to whom options should be granted and the number of options to be granted to each such person.

Attendance at Meetings

     During 2002, the Board of Directors, Audit Committee, Compensation Committee and Stock Option Committee each met or acted without a meeting pursuant to unanimous written consent 7 times, 6 times, 1 time and 16 times, respectively. In 2002 all of the directors attended all of the meetings of the Board of Directors except for Dr. Lilien who attended six of the seven meetings. Dr. Lilien attended all six meetings and Dr. Schiff attended three meetings of the Audit Committee. Messrs. Katz, Eisenberg and Lilien all attended the one meeting of the Compensation Committee and Messrs. Katz and Lipstein attended all meetings of the Stock Option Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of our knowledge, during 2002 the following individuals who were executive officers and/or directors of Ortec did not file a Form 4 report in time: Steven Katz, Mark Eisenberg and Costantin Papastephanou, once each, and Ron Lipstein, Alain Klapholz, William Schaeffer, Steven Lilien and Allen Schiff, twice each. To the best of our knowledge, all other Forms 3, 4 and 5 required to be filed during 2002 were done so on a timely basis.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2002, 2001 and 2000 to (i) our Chief Executive Officer;
(ii) our other executive officers; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                     ---------------------------------------------   ------------
                                                                                      Long Term
                                                  Annual Compensation                Compensation
                                     ---------------------------------------------   ------------

-------------------------------------------------------------------------------------------------
                                                                                     Securities
               Name and                                            Other Annual      Underlying
          Principal Position         Year   Salary($)   Bonus($)   Compensation($)   Options/SARs
-------------------------------------------------------------------------------------------------
Steven Katz                          2002    225,058    150,850                        2,100,825
Chairman
                                     2001    236,392     92,000                          200,000
                                     2000    209,807     94,605        9,000*            129,278
------------------------------------------------------------------------------------------------

Ron Lipstein                         2002    201,115    150,850                        2,100,825
CEO, Vice Chairman, Secretary,
Treasurer and CFO                    2001    214,447     86,000                          185,000
                                     2000    179,712     78,105        9,000*            118,128
------------------------------------------------------------------------------------------------

Costantin Papastephanou              2002    205,784                                     115,000
President
                                     2001    181,625                                      60,000
------------------------------------------------------------------------------------------------

Alain Klapholz                       2002    162,884                                     100,000
Former Vice President
and former Director (1)              2001    170,604     20,000                           60,000
                                     2000    159,808     30,000                           23,300
------------------------------------------------------------------------------------------------

William Schaeffer                    2002    181,733                                      34,220
Former Chief Operating Officer (1)
                                     2001    188,688                                      10,000
                                     2000    167,308                                      17,000
------------------------------------------------------------------------------------------------

----------
*    In lieu of health insurance.

(1) Mr. Klapholz resigned as our Vice President and as a member of our Board of Directors in March 2003, and Mr. Schaeffer resigned as our Chief Operating Officer on February 14, 2003.

Board Compensation

     Drs. Steven Lilien and Allen I. Schiff were our only non-employee directors in 2002. For Dr. Steven Lilien's services in 2002 as a director and as chairman of our audit committee, we granted Dr. Lilien 7 year options to purchase 48,500 shares of common stock. For his services in 2002 as a director and as a member of our audit committee, we paid Dr. Schiff an aggregate of $3,000 and granted Dr. Schiff 7 year options to purchase an aggregate of 20,000 shares of common stock. Such options were granted under our Employee Stock Option Plan and are exercisable at prices ranging from $0.30 to $0.60 per share.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 by us to the Named
Officers:

----------------------------------------------------------------------------------------------------------
                                                                                      Potential Realizable
                                                                                            Value at
                                                                                         Assumed Annual
                                                                                      Rates of Stock Price
                                                                                        Appreciation for
                                         Individual Grants                                Option Term
----------------------------------------------------------------------------------------------------------
         (a)                   (b)            (c)              (d)         (e)           (f)       (g)
----------------------------------------------------------------------------------------------------------
                            Number of     % of Total
                           Securities    Options/SARs
                           Underlying      Granted to      Exercise or
                          Options/SARs    Employees in     Base Price    Expiration
            Name            Granted      Fiscal Year (1)   ($/Share)        Date        5% ($)     10% ($)
----------------------------------------------------------------------------------------------------------
Steven Katz                 2,100,000        43.4             $0.35       11/11/09     $294,000   $693,000
                                  825         *                5.95        1/3/09         1,997      4,653
----------------------------------------------------------------------------------------------------------
Ron Lipstein                2,100,000        43.4              0.35       11/11/09      294,000    693,000
                                  825         *                5.95        1/3/09         1,997      4,653
----------------------------------------------------------------------------------------------------------
Costantin Papastephanou        25,000         0.5              0.30       11/7/09         3,000      7,000
                               50,000         1.0              1.00       7/15/04        20,500     47,500
                               40,000         0.8              6.05       1/15/09        98,400    229,600
----------------------------------------------------------------------------------------------------------
Alain Klapholz                 50,000         1.0              0.30       11/7/09         3,000      7,000
                               50,000         1.0              0.60       8/13/09        12,000     28,500
----------------------------------------------------------------------------------------------------------
William D. Schaeffer(2)        10,000         0.2              0.30       11/7/09         3,000      7,000
                               15,431         0.3              0.31       12/5/05           823      1,743
                                8,789         0.2              1.00       7/15/04           879      1,846
----------------------------------------------------------------------------------------------------------

----------
*    Less than one percent

(1) Options to purchase a total of 4,831,609 shares of common stock were granted to our employees, including the Named Officers, during the fiscal year ended December 31, 2002.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended December 31, 2002 and the value of the options held as of December 31, 2002 by the Named Officers. None of the Named Officers exercised any options during the fiscal year ended December 31, 2002.

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Value

                             Number of Securities          Value of Unexercised
                            Underlying Unexercised         In-the-Money Options
                          Options At Fiscal Year-End     at Fiscal Year-End (1)($)
                                     (#)
                          ---------------------------   ---------------------------
Name                      Exercisable   Unexercisable   Exercisable   Unexercisable
----                      -----------   -------------   -----------   -------------
Steven Katz                 2,710,853            0        $273,000             0
Ron Lipstein                2,658,953            0         273,000             0
Costantin Papastephanou        15,000      160,000               0        $4,500
Alain Klapholz                262,300            0           9,000             0
William D. Schaeffer           48,313       59,657               0         4,423

(1) The product of (x) the difference between $0.48 (the closing price of our Common Stock at December 31, 2002, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

Compensation Committee Interlock and Insider Participation

     None of our executive officers serves as a member of the compensation committee or on the board of directors of another entity, one of whose executive officers serves on our Board of Directors.

     The Compensation Committee of our Board of Directors determines compensation policies applicable to our five executive officers. Messrs. Steven Katz, Mark Eisenberg and Steven Lilien are the members of the Compensation Committee. Mr. Katz is an executive officer of Ortec.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 21, 2003, based upon information obtained from the persons named below, regarding beneficial ownership of our common stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Officers, and (iv) all of our executive officers and directors as a group.

                                              Amount and         Percentage of
           Name and Address              Nature of Beneficial     Outstanding
         of Beneficial Owner                   Ownership**      Shares Owned**
------------------------------------------------------------------------------
Steven Katz*                                2,902,915(1)              9.92
------------------------------------------------------------------------------
Mark Eisenberg*                               598,500(2)              2.25
------------------------------------------------------------------------------
Ron Lipstein*                               2,881,224(3)              9.86
------------------------------------------------------------------------------
Alain Klapholz*                               548,906(4)              2.05
------------------------------------------------------------------------------
Costantin Papastephanou*                      154,250(5)               ***
------------------------------------------------------------------------------
William D. Schaeffer                            2,500                  ***
   1 Saucon Valley Court
   Skillman, NJ 08558
------------------------------------------------------------------------------
Steven Lilien                                  55,525(6)               ***
   19 Larchmont Street
   Ardsley, NY 10502
------------------------------------------------------------------------------
Allen I. Schiff                                27,500(7)               ***
   Fordham University
   Graduate School of Business
   113 West 60th Street
   New York, NY 10023
------------------------------------------------------------------------------
Gregory B. Brown                                    0
   140 E. 45th Street, 44th Floor
   New York, NY 10017
------------------------------------------------------------------------------
Pequot Capital Management, Inc.             9,573,645(9)(10)         29.75
   5000 Nyala Farm Road
   Westport, CT 06880
------------------------------------------------------------------------------
DMG Advisors LLC                            9,523,994(9)(10)         28.35
   53 Forest Avenue, Suite 202
   Old Greenwich, CT 06870
------------------------------------------------------------------------------
Sargon Capital International Fund Ltd.      9,315,524(9)(10)         28.87
   6 Louis Drive
   Montville, NJ 07045
------------------------------------------------------------------------------
SDS Merchant Fund L.P.                     13,884,087(9)(10)         37.73
   53 Forest Avenue, Suite 201
   Old Greenwich, CT 06870
------------------------------------------------------------------------------
Stonestreet Limited Partnership             7,960,480(10)            23.07
   c/o Canaccord Capital Corp.
   32 Bay Street, Suite 1250
   Toronto, ON  M5H4A6
------------------------------------------------------------------------------
Paradigm Group                              1,483,693(9)(10)          5.37
   3000 Dundee Road, Suite 105
   Northbrook, IL 60062
------------------------------------------------------------------------------
All officers and directors as a group       7,171,320(1-8)           22.32
   (eight person)
------------------------------------------------------------------------------

* The address of these persons is at Ortec's offices, 3960 Broadway, New York, NY 10032.

** The number of shares of common stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Included among the shares owned by such person are any shares which such person or entity has the right to acquire within 60 days after March 21, 2003. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***  Less than 1%, based upon information available to us.

1. Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 2,710,853 shares issuable to Dr. Katz upon his exercise of outstanding options and warrants.

2. Includes 2,500 shares issuable to Dr. Eisenberg upon his exercise of outstanding options.

3. Includes 33,600 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 33,600 shares. Also includes 2,658,953 shares issuable to Mr. Lipstein upon his exercise of outstanding options and warrants.

4. Includes 24,000 shares owned by Mr. Klapholz' minor children. Mr. Klapholz disclaims any beneficial interest in such shares. Also includes 262,300 shares issuable to Mr. Klapholz upon his exercise of outstanding options.

5. Includes 152,500 shares issuable to Mr. Papastephanou upon his exercise of outstanding options.

6. Includes 55,125 shares issuable to Dr. Lilien on his exercise of outstanding options.

7. All 27,500 shares are issuable to Dr. Schiff on his exercise of outstanding options.

8. Does not include 30,769 shares of common stock and 50 shares of Series B convertible preferred stock which are convertible into shares of common stock, held by Paul Capital Royalty Acquisition Fund, L.P. Dr. Brown was selected by Paul Capital Royalty Acquisition Fund, L.P. to serve as a director of Ortec pursuant to Ortec's agreement giving Paul Capital Royalty Acquisition Fund, L.P. the right to name one director.

9. Shares held by investment funds. These have sole or shared investment and/or voting power for these shares.

10. Includes the following number of shares of Series B convertible preferred stock and assuming the conversion of such preferred shares into the following number of shares of our common stock, which is determined by dividing the liquidation preference amount of $10,000 per share by an assumed conversion price of $0.25.

                                         Number of Shares of    Shares of Common
                                         Series B Convertible    Stock Assuming
                                           Preferred Stock         Conversion
                                         --------------------   ----------------
Pequot Capital Management Fund, Inc.           140.8146             5,632,584
DMG Advisors LLC                               176.1422             7,045,688
Sargon Capital International Fund Ltd.         171.9399             6,877,596
SDS Merchant Fund L.P.                         256.2010            10,248,040
Stonestreet Limited Partnership                199.0120             7,960,480
Paradigm Group                                  27.4758             1,099,032

Equity Compensation Plan Information

     The table below sets forth the following information as of the fiscal year ended December 31, 2002 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

          (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

          (b) the weighted-average exercise price of such outstanding options, warrants and rights; and

          (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                                                                                    (c)
                                                                                 Number of
                                                                           Securities Remaining
                                  (a)                      (b)             Available for Future
                        Number of Securities to     Weighted-Average       Issuance Under Equity
                        be Issued Upon Exercise     Exercise Price of       Compensation Plans
                        of Outstanding Options,   Outstanding Options,     (excluding securities
Plan Category(1)          Warrants and Rights      Warrants and Rights   reflected in column (a))
----------------        -----------------------   --------------------   ------------------------
Equity Compensation            2,872,117                  $5.73                  127,883
Plans Approved by
Securityholders

Equity Compensation            3,874,832                  $0.56                        0
Plans Not Approved by
Securityholders
                               ---------                                         -------
   Total                       6,746,949                                         127,883

(1) The only equity compensation plan approved by our stockholders is our Third Amended and Restated 1996 Stock Option Plan. The equity compensation plans that have not been approved by our stockholders consists of stock options outside of that Stock Option Plan granted to our executive officers to purchase 3,800,000 shares of our common stock at an exercise price of $0.35 per share, and warrants issued for services and to a lender whose loan is secured by our equipment.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Termination of Employment Agreements

     We have entered into agreements with Messrs. Katz, Lipstein and Alain Klapholz that provide for payments to them in the event that their employment is terminated by us, including "constructive termination" as defined in those agreements. We will pay to such terminated individuals in the event it is Dr. Katz or Mr. Lipstein an amount equal to 2.99 times, and in the event it is Mr. Klapholz 1.99 times, the average annual compensation paid by us to such person in the five tax years prior to termination of his employment. The agreements with Messrs. Katz, Lipstein and Klapholz also provide that in the event of such termination of employment, the expiration dates of all options and warrants which have been granted to such persons and which expire less than three years after such termination of employment, will be extended so that such options and warrants expire three years after such termination of employment. The agreements further provide that in the event of the death or disability of Messrs. Katz, Lipstein or Klapholz, or the voluntary termination of Messrs. Katz' or Lipstein's employment, and in certain events the voluntary termination of Mr. Klapholz' employment, we will pay to such executive an amount equal to the compensation received by such executive from us in the previous 12 months.

     The Internal Revenue Code provides that in the event that payments to an executive officer resulting from a change of control of a company exceeds three times the average annual compensation paid by us to such executive officer in the five year period prior to such change of control (a) such excess will not be able to be deducted by us in calculating our income for income tax purposes and
(b) a special excise tax equal to 20% of such excess will have to be paid by the executive officer receiving such excess payments. Such agreements are commonly referred to as "golden parachutes." The agreements with Messrs. Katz, Lipstein and Klapholz provide that we will pay such excise tax payable by such executive officer, as well as income taxes payable by such executive officer as a result of our payment of such excise tax.

     One of our directors, Dr. Gregory Brown, was selected by Paul Capital Royalty Acquisition Fund, L.P. as provided by an amendment in February 2003 of an agreement between us and Paul Capital. In August 2001 and in 2002 we originally entered into agreements with Paul Capital pursuant to which we agreed to pay to Paul Capital 3 1/3% of the end user sales prices paid for our product in the United States, Canada and Mexico through the period ending in 2011. As security for the performance of our obligations to Paul Capital, we granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. If there are defaults on our part in our performance of our agreements with Paul Capital, including defaults occasioned by events beyond our control (such as our insolvency), and we are unable to pay Paul Capital the large amounts required to be paid by us because of our default, Paul Capital may foreclose its security interest in our U.S. patents, patent applications and trademarks and it is most likely that in such event we will have to discontinue our operations. In February 2003, Paul Capital purchased 50 shares of our Series B convertible preferred stock, 30,769 shares of our common stock and warrants to purchase an aggregate of 500,000 shares of our common stock, at exercise prices of $1.50 per share for 250,000 shares and at $2.00 per share for the other 250,000 shares. The February 2003 amendments to our agreements with Paul Capital provided, among other things, for (a) the election of one director designated by Paul Capital, (b) the right of one observer (other than such director) selected by Paul Capital to attend and observe all meetings of Ortec's Board of Directors and (c) that after June 30, 2003 Ortec has to use its best efforts to have independent directors who are acceptable to both Ortec and Paul Capital, including the director designated by Paul Capital, as a majority of Ortec's Board of Directors.

Item 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the Annual Report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to us and them by others within those entities, particularly during the period in which this Annual Report was being prepared.

     (b)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

                            AVAILABILITY OF FORM 10-K

     We will provide a copy of our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission, including our financial statements and the financial statement schedules, to any of our stockholders and to any person holding our warrants or options to purchase shares of our common stock, or other securities convertible into our common stock, upon written request and without charge. Such written request should be directed to Mr. Ron Lipstein, Secretary, at Ortec International, Inc., 3960 Broadway, New York, NY 10032.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K.

          On December 12, 2002, we filed a Current Report on Form 8-K reporting our entering into the Termination of Employment Agreements with Messrs. Katz, Lipstein and Klapholz, as described above under the heading "Certain Relationships and Related Transactions - Termination of Employment Agreements." Other than the foregoing, we did not file any report on Form 8-K in the fourth quarter of 2002.

     (c)  Exhibits.

Exhibit No.                       Description
-----------                       -----------
   3.1         Restated Certificate of Incorporation (1)

   3.2         Amendment to Restated Certificate of Incorporation (2)

   3.3 Amendment to Certificate of Incorporation adopted June 28, 2002, being a Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (3)

   3.4         Amendment to Certificate of Incorporation filed on August 26,
               2002, being an Amended Certificate of Designation of the Relative
               Rights and Preferences of the Series B Convertible Preferred
               Stock (4)

   3.5         By-Laws (5)

   23.         Consent of Grant Thornton LLP (2)

   99.1        Certificate of Principal Executive Officer (2)

   99.2        Certification of Principal Financial Officer (2)

----------
(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2)  Filed herewith.

(3)  Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002.

(4) Filed as an Exhibit to our Form 10-QA for the quarter ended September 30, 2002.

(5) Filed as an Exhibit to our Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2003                                 Ortec International, Inc.


                                                      By: /s/ Steven Katz
                                                          ----------------------
                                                            Steven Katz, Ph.D.
                                                            Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date
---------                              -----                          ----
/s/ Steven Katz            Chairman (Principal Executive Officer)     April 14 2003
--------------------
Steven Katz


/s/ Dr. Mark Eisenberg     Senior Vice President, Research and        April 14 2003
---------------------      Development and Director
Dr. Mark Eisenberg


/s/ Ron Lipstein           Vice Chairman, Chief Executive and         April 14, 2003
--------------------       Financial Officer, Secretary, Treasurer
Ron Lipstein               and Director (Principal Financial
                           and Accounting Officer)


/s/ Steven Lilien          Director                                   April 14, 2003
--------------------
Steven Lilien


/s/ Allen I. Schiff        Director                                   April 14, 2003
--------------------
Allen I. Schiff


/s/ Gregory B. Brown       Director                                   April 14, 2003
--------------------
Gregory B. Brown

                                 CERTIFICATIONS

I, Steven Katz, certify that:

1. I have reviewed this annual report on Form 10-K of Ortec International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003


                                        /s/ Steven Katz
                                        ----------------------------------------
                                        STEVEN KATZ
                                        Chairman and Principal Executive Officer

I, Ron Lipstein, certify that:

1. I have reviewed this annual report on Form 10-K of Ortec International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003


                                                     /s/ Ron Lipstein
                                                     ---------------------------
                                                     RON LIPSTEIN
                                                     Principal Financial Officer

                            Ortec International, Inc.
                        (a development stage enterprise)

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                     F-2

Financial Statements

   Balance Sheets as of December 31, 2002 and 2001                     F-3

   Statements of Operations for the years ended December 31,
      2002, 2001 and 2000, and for the cumulative period from
      March 12, 1991 (inception) to December 31, 2002                  F-5

   Statement of Shareholders' Equity/(Deficit) for the cumulative period from March 12, 1991 (inception) to
      December 31, 2002                                                F-6

   Statements of Cash Flows for the years ended December 31,
      2002, 2001 and 2000, and for the cumulative period from
      March 12, 1991 (inception) to December 31, 2002                  F-11

   Notes to Financial Statements                                       F-14 - F-42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   Ortec International, Inc.

We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2002, and for the period from March 12, 1991 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from March 12, 1991 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss of $21,578,021 during the year ended December 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $17,787,545, its total liabilities exceeded its total assets by $15,801,132, and the Company has a deficit accumulated in its development stage of $81,858,609. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

New York, New York
March 31, 2003

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,

                        ASSETS                                2002          2001
                                                          -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                              $   826,227   $   854,025
   Accounts receivable                                         15,324        21,890
   Due from New Jersey Economic Development Authority                        82,433
   Other current assets                                        41,904        87,083
                                                          -----------   -----------

      Total current assets                                    883,455     1,045,431

PROPERTY AND EQUIPMENT, AT COST
   Laboratory equipment                                     1,671,075     2,126,771
   Office furniture and equipment                           1,350,985       982,948
   Leasehold improvements                                   1,567,513     1,367,784
                                                          -----------   -----------

                                                            4,589,573     4,477,503
   Less accumulated depreciation and amortization          (3,207,977)   (2,894,782)
                                                          -----------   -----------

                                                            1,381,596     1,582,721

OTHER ASSETS
   Patent application costs, net of accumulated
      amortization of $279,037 in 2002 and
      $213,105 in 2001                                        682,885       619,676
   Deferred financing costs, net of accumulated
      amortization of $7,933 in 2002 and $1,983 in 2001        78,207        57,517
   Security deposit - New Jersey location                     639,000       598,000
   Other deposits and other assets                             33,223       135,256
                                                          -----------    ----------

                                                          $ 3,698,366   $ 4,038,601
                                                          ===========   ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (continued)

                                  December 31,

                               LIABILITIES AND
                        SHAREHOLDERS' EQUITY/(DEFICIT)                               2002           2001
                                                                                 ------------   ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  3,773,063   $  2,451,133
   Accrued compensation                                                               274,253        223,393
   Accrued professional fees                                                          365,945        301,783
   Capital lease obligation - current                                                 142,620
   Loan payable - current                                                             155,578        143,505
   Other obligations                                                               13,959,541        454,776
                                                                                 ------------   ------------

      Total current liabilities                                                    18,671,000      3,574,590

LONG-TERM LIABILITIES
   Loan payable - noncurrent                                                          613,405        768,983
   Capital lease obligation - noncurrent                                              215,093
   Other long-term obligations                                                                     6,000,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIT)
   Common stock, $.001 par value; authorized,
      35,000,000 shares; 23,204,693 shares issued, 23,184,693 shares outstanding, at December 31, 2002 and 9,711,608 shares issued, 9,691,608
      outstanding, at December 31, 2001                                                23,205          9,712
   Redeemable Convertible Preferred stock - Series B stated value $10,000 per share; authorized 1,000,000 shares;
      938 shares issued and outstanding, at December 31, 2002,
      liquidation preference at December 31, 2002 is $9,382,942                     5,037,087
   Additional paid-in capital                                                      61,174,830     53,017,615
   Deficit accumulated during the development stage                               (81,858,609)   (59,154,654)
   Treasury stock, at cost (20,000 shares at December 31, 2002 and 2001)             (177,645)      (177,645)
                                                                                 ------------   ------------

                                                                                  (15,801,132)    (6,304,972)
                                                                                 ------------   ------------

                                                                                 $  3,698,366   $  4,038,601
                                                                                 ============   ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                               from
                                                                                             March 12,
                                                                                               1991
                                                       Year ended December 31,            (inception) to
                                             ------------------------------------------    December 31,
                                                 2002           2001           2000            2002
                                             ------------   ------------   ------------   --------------
Product revenue                              $    243,775   $     21,890   $         --    $    265,665
                                             ------------   ------------   ------------    ------------

Expenses
   Research and development                     3,147,515      4,283,038      4,191,317      21,195,907
   Rent                                           683,116        589,238        535,443       2,862,651
   Consulting                                     490,826      1,413,153        838,383       5,717,341
   Personnel                                    6,440,959      6,605,630      4,763,662      29,390,319
   General and administrative                   2,781,896      2,671,887      2,297,769      14,784,581
   Interest and other expense                   7,281,104        536,070         89,712       8,300,610
   Interest income                                 (7,647)      (191,749)      (586,623)     (2,257,096)
   Loss on extinguishment of debt
    and series A preferred shares               1,004,027             --             --       1,004,027
                                             ------------   ------------   ------------    ------------

                                               21,821,796     15,907,267     12,129,663      80,998,340
                                             ------------   ------------   ------------    ------------

Net loss                                      (21,578,021)   (15,885,377)   (12,129,663)    (80,732,675)

Preferred stock dividends                       1,125,934             --             --       1,125,934
                                             ------------   ------------   ------------    ------------

Net loss applicable to common shareholders   $(22,703,955)  $(15,885,377)  $(12,129,663)   $(81,858,609)
                                             ============   ============   ============    ============

Net loss per share
   Basic and diluted                               $(2.01)        $(1.64)        $(1.37)        $(15.54)
                                                   ======         ======         ======         =======

Weighted average shares outstanding
   Basic and diluted                           11,305,956      9,691,608      8,847,295       5,269,187
                                             ============   ============   ============    ============

The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                                                         Deficit
                                                                                       accumulated
                                               Common stock                Additional   during the                 Total
                                            ------------------  Preferred   paid-in     development   Treasury shareholders'
                                             Shares     Amount    stock     capital        stage        stock  equity/(deficit)
                                            ---------   ------  --------- -----------   -----------   -------- ----------------
March 12, 1991 (inception) to
   December 31, 1991

Issuance of stock
   Founders                                 1,553,820   $1,554             $     (684)                           $       870
   First private placement ($.30 cash
      per share)                              217,440      217                 64,783                                 65,000
   The Director ($1.15 and $5.30 cash
      per share)                              149,020      149                249,851                                250,000
   Second private placement ($9.425 cash
      per share)                               53,020       53                499,947                                500,000
Share issuance expenses                                                       (21,118)                               (21,118)
Net loss                                                                                $  (281,644)                (281,644)
                                            ---------   ------             ----------   -----------              -----------
Balance at December 31, 1991                1,973,300    1,973                792,779      (281,644)                 513,108

      Issuance of stock
         Second private placement ($9.425
            cash per share)                    49,320       49                465,424                                465,473
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                             31,820       32                299,966                                299,998
      Share issuance expenses                                                 (35,477)                               (35,477)
      Net loss                                                                             (785,941)                (785,941)
                                            ---------   ------             ----------   -----------              -----------
      Balance at December 31, 1992          2,054,440    2,054              1,522,692    (1,067,585)                 457,161

      Issuance of stock
         Third private placement ($10.00
            cash per share)                   132,150      132              1,321,368                              1,321,500
         Stock purchase agreement with
            Home Insurance Company ($9.00
            cash per share)                   111,111      111                999,888                                999,999
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                             21,220       21                199,979                                200,000
         Shares issued in exchange for
            commission ($10.00 value per
            share)                                600        1                  5,999                                  6,000
      Share issuance expenses                                                (230,207)                              (230,207)
      Net loss                                                                           (1,445,624)              (1,445,624)
                                            ---------   ------             ----------   -----------              -----------
      Balance at December 31, 1993
         (carried forward)                  2,319,521    2,319              3,819,719    (2,513,209)               1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                                                         Deficit
                                                                                       accumulated
                                               Common stock                Additional   during the                Total
                                            ------------------  Preferred   paid-in     development  Treasury shareholders'
                                             Shares     Amount    stock     capital        stage       stock  equity/(deficit)
                                            ---------   ------  --------- -----------   -----------  -------- ---------------
         (brought forward)                  2,319,521   $2,319            $ 3,819,719   $(2,513,209)            $ 1,308,829

Issuance of stock
   Fourth private placement ($10.00 cash
      per share)                               39,451       40                397,672                               397,712
   Stock purchase agreement with Home
      Insurance Company ($10.00 cash per
      share)                                   50,000       50                499,950                               500,000
Share issuance expenses                                                        (8,697)                               (8,697)
Net loss                                                                                 (1,675,087)             (1,675,087)
                                            ---------   ------            -----------   -----------             -----------
Balance at December 31, 1994                2,408,972    2,409              4,708,644    (4,188,296)                522,757

Rent forgiveness                                                               40,740                                40,740

Net loss                                                                                 (1,022,723)             (1,022,723)
                                            ---------   ------            -----------   -----------             -----------

Balance at December 31, 1995                2,408,972    2,409              4,749,384    (5,211,019)               (459,226)

Initial public offering                     1,200,000    1,200              5,998,800                             6,000,000
Exercise of warrants                           33,885       34                 33,851                                33,885
Fifth private placement ($6.49 cash per
   share)                                     959,106      959              6,219,838                             6,220,797
Share issuance costs                                                       (1,580,690)                           (1,580,690)
Stock options issued for services                                             152,000                               152,000
Net loss                                                                                 (2,649,768)             (2,649,768)
                                            ---------   ------            -----------   -----------             -----------

Balance at December 31, 1996 (carried
   forward)                                 4,601,963    4,602             15,573,183    (7,860,787)              7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                                                        Deficit
                                                                                      accumulated
                                    Common stock                        Additional    during the                   Total
                                 ------------------                      paid-in      development    Treasury   shareholders'
                                   Shares    Amount   Preferred stock    capital         stage        stock   equity/(deficit)
                                 ---------   ------   ---------------  -----------   ------------   --------- ----------------
   (brought forward)             4,601,963   $4,602                    $15,573,183   $ (7,860,787)              $  7,716,998

Exercise of warrants             1,158,771    1,159                     10,821,632                                10,822,791
Share issuance costs                                                      (657,508)                                 (657,508)
Stock options and warrants
   issued for services                                                     660,000                                   660,000
Net loss                                                                               (4,825,663)                (4,825,663)
                                 ---------   ------                    -----------   ------------               ------------

Balance at December 31, 1997     5,760,734    5,761                     26,397,307    (12,686,450)                13,716,618

Exercise of warrants               221,486      221                      1,281,736                                 1,281,957
Stock options and warrants
   issued for services                                                   1,920,111                                 1,920,111
Sixth private placement            200,000      200                      1,788,498                                 1,788,698
Warrants issued in Sixth
   private placement                                                       211,302                                   211,302
Share issuance costs                                                       (48,000)                                  (48,000)
Purchase of 6,600 shares of
   treasury stock (at cost)                                                                         $ (67,272)       (67,272)
Net loss                                                                               (8,412,655)                (8,412,655)
                                 ---------   ------                    -----------   ------------   ---------   ------------

Balance at December 31, 1998     6,182,220    6,182                     31,550,954    (21,099,105)    (67,272)    10,390,759

Exercise of warrants                14,103       14                         14,089                                    14,103
Stock options and warrants
   issued for services                                                      64,715                                    64,715

Seventh private placement
   ($8.75 cash per share)          389,156      389                      3,168,396                                 3,168,785
Warrants issued in Seventh
   private placement                                                       468,291                                   468,291
Eighth private placement
   ($5.50 cash per share)        1,636,364    1,637                      8,998,365                                 9,000,002
Share issuance costs                                                      (619,908)                                 (619,908)
Purchase of 9,100 shares
   of treasury stock (at cost)                                                                        (75,518)       (75,518)
Net loss                                                                              (10,040,509)               (10,040,509)
                                 ---------   ------                    -----------   ------------   ---------   ------------

Balance at December 31, 1999
   (carried forward)             8,221,843    8,222                     43,644,902    (31,139,614)   (142,790)    12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                                                       Deficit
                                                                                     accumulated
                                  Common stock                         Additional    during the                    Total
                               ------------------                       paid-in      development    Treasury    shareholders'
                                 Shares    Amount   Preferred stock     capital         stage        stock    equity/(deficit)
                               ---------   ------   ---------------   -----------   ------------   ---------  ----------------
   (brought forward)           8,221,843   $8,222                     $43,644,902   $(31,139,614)  $(142,790)   $ 12,370,720

Exercise of options and
   warrants                      175,532      175                         327,107                                    327,282
Stock options and warrants
   issued for services                                                     56,265                                     56,265
Ninth private placement
   ($15.00 cash per share)        66,667       67                         999,938                                  1,000,005
Warrants issued in Ninth
   private placement                                                       23,000                                     23,000
Tenth private placement
   ($6.75 cash per share)      1,247,566    1,248                       8,419,823                                  8,421,071
Share issuance costs                                                     (641,500)                                  (641,500)
Purchase of 4,300 shares of
   treasury stock (at cost)                                                                          (34,855)        (34,855)
Net loss                                                                             (12,129,663)                (12,129,663)
                               ---------   ------                     -----------   ------------   ---------    ------------

Balance at December 31, 2000   9,711,608    9,712                      52,829,535    (43,269,277)   (177,645)      9,392,325

Stock options issued for
   services                                                               188,080                                    188,080
Net loss                                                                             (15,885,377)                (15,885,377)
                               ---------   ------                     -----------   ------------   ---------    ------------

Balance at December 31, 2001   9,711,608    9,712                      53,017,615    (59,154,654)   (177,645)     (6,304,972)

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                                                    Deficit
                                                                                   accumulated
                                  Common stock                      Additional     during the                     Total
                               -----------------                     paid-in       development     Treasury     shareholders'
                                 Shares   Amount  Preferred stock    capital          stage         stock     equity/(deficit)
                               ---------  ------  ---------------  -----------    -------------   ---------   ----------------
   (brought forward)            9,711,608 $ 9,712                  $53,017,615    $(59,154,654)   $(177,645)  $ (6,304,972)

Exercise of options and
   warrants                       357,227     357                                                                      357
Stock options and warrants
   issued for services                                                 113,060                                     113,060
Warrants issued with
   convertible debentures                                              440,523                                     440,523
Warrants issued with
   convertible redeemable
   preferred stock                                                     559,289                                     559,289
Convertible debenture
   conversion benefit                                                1,042,663                                   1,042,663
Redeemable convertible
   preferred stock
   conversion benefit                                                1,097,886                                   1,097,886
Issuance of 938 shares of
   preferred stock                                    $ 9,382,742                                                9,382,742
Warrants issued and exercised
   with preferred stock         9,382,742   9,383      (3,479,043)   3,476,998                                       7,338
Share issuance costs -
   preferred stock                                       (866,612)     304,615                                    (561,997)
Preferred stock dividends       3,753,116   3,753                    1,122,181      (1,125,934)                         --
Net loss                                                                           (21,578,021)                (21,578,021)
                               ----------  -------    -----------  -----------    ------------    ----------  -------------

Balance at December 31, 2002   23,204,693  $23,205    $ 5,037,087  $61,174,830    $(81,858,609)   $(177,645)  $(15,801,132)
                               ==========  =======    ===========  ===========    ============    ==========  =============

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                     from
                                                                                                    March 12,
                                                                                                      1991
                                                              Year ended December 31,            (inception) to
                                                    ------------------------------------------    December 31,
                                                        2002           2001           2000            2002
                                                    ------------   ------------   ------------   --------------
Cash flows from operating activities
   Net loss                                         $(21,578,021)  $(15,885,377)  $(12,129,663)   $(80,732,675)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                      714,692        725,567        708,928       3,833,020
      Amortization of deferred financing costs           323,225                                       323,225
      Unrealized loss on marketable securities                                                          11,404
      Realized loss on marketable securities                                                             5,250
      Loss on sale of property and equipment               8,364                                         8,364
      Non-cash stock compensation                        113,060        188,080         56,265       3,154,231
      Non-cash imputed interest                        6,857,650        454,775                      7,312,425
      Loss on extinguishment of debt &
        Series A preferred stock                       1,004,027             --                      1,004,027
      Purchases of marketable securities                                                           (19,075,122)
      Sales of marketable securities                                                                19,130,920
      Changes in operating assets and liabilities
         Accounts receivable                               6,566        (21,890)                       (15,324)
         Other current assets and other assets           188,645        (80,638)       (87,177)         19,131
         Accounts payable and accrued liabilities      1,436,952      1,634,233       (186,243)      4,441,589
                                                    ------------   ------------   ------------    ------------

      Net cash used in operating activities          (10,924,840)   (12,985,250)   (11,637,890)    (60,579,535)
                                                    ------------   ------------   ------------    ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
      capital leases                                     (63,460)      (518,456)      (551,630)     (4,453,897)
   Proceeds from sale of property and equipment           56,901                                        56,901
   Payments for patent applications                     (129,140)       (99,453)       (90,363)       (960,142)
   Organization costs                                                                                  (10,238)
   Deposits                                                            (702,924)           578        (731,273)
   Purchases of marketable securities                                                                 (594,986)
   Sale of marketable securities                                                                       522,532
                                                    ------------   ------------   ------------    ------------

      Net cash used in investing activities             (135,699)    (1,320,833)      (641,415)     (6,171,103)
                                                    ------------   ------------   ------------    ------------

                           Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                                   Cumulative
                                                                                                      From
                                                                                                    March 12,
                                                                                                      1991
                                                               Year ended December 31,          (inception) to
                                                       ---------------------------------------    December 31,
                                                          2002          2001          2000            2002
                                                       -----------   -----------   -----------  ---------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                                                        $   515,500
   Proceeds from issuance of common stock                                          $ 9,748,358     53,550,522
   Proceeds from exercise of warrants                  $     7,694                                      7,694
   Share issuance expenses and other financing costs      (906,571)                   (618,500)    (4,511,676)
   Purchase of treasury stock                                                          (34,855)      (177,645)
   Proceeds from issuance of loans payable                                                          1,446,229
   Proceeds from other obligations                       4,000,000     6,000,000                   10,000,000
   Proceeds from issuance of convertible debentures      5,908,000                                  5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                   1,200,000                                  1,200,000
   Proceeds from issuance of  preferred
      stock - series B                                   1,070,000                                  1,070,000
   Repayment of capital lease obligations                  (91,728)                     (5,151)      (198,932)
   Repayment of loan payable                              (143,505)     (132,370)     (122,096)      (706,178)
   Repayment of other obligations                          (11,149)                                   (11,149)
   Repayment of notes payable                                                                        (515,500)
                                                       -----------   -----------   -----------    -----------

      Net cash provided by financing activities         11,032,741     5,867,630     8,967,756     67,576,865
                                                       -----------   -----------   -----------    -----------

      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                       (27,798)   (8,438,453)   (3,311,549)       826,227

Cash and cash equivalents at beginning of period           854,025     9,292,478    12,604,027             --
                                                       -----------   -----------   -----------    -----------

Cash and cash equivalents at end of period             $   826,227   $   854,025   $ 9,292,478    $   826,227
                                                       ===========   ===========   ===========    ===========

                           Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                        Cumulative
                                                                                           From
                                                                                         March 12,
                                                                                           1991
                                                          Year ended December 31,     (inception) to
                                                       ----------------------------    December 31,
                                                         2002      2001       2000         2002
                                                       --------   -------   -------   --------------
Supplemental disclosures of cash flow information:
   Noncash financing activities
      Capital lease obligations                        $449,441   $    --   $    --      $568,344
      Deferred offering costs included in
         accrued professional fees                           --        --        --       314,697
      Financing costs - other long-term obligations
         included in accrued expenses                        --    59,500        --        59,500
      Forgiveness of rent payable                            --        --        --        40,740
      Share issuance expenses - warrants                     --        --    23,000       255,000
      Dividends on series B preferred stock paid in
         common shares                                1,125,934        --        --     1,125,934
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants    304,615        --        --       304,615

   Cash paid for interest                                57,317    80,205    90,565       544,858
   Cash paid for income taxes                                --    44,528    41,286       199,576


The accompanying notes are an integral part of these statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000,
  and for the period from March 12, 1991 (Inception) through December 31, 2002

NOTE 1 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

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

The Skin Group, Ltd. (the "Skin Group") also was formed as a Delaware corporation in March 1991, to raise funds for the development of the Technology. On July 27, 1992, the Skin Group was merged with and into Ortec. Owners of Skin Group shares were given .83672 of an Ortec share for each Skin Group share. The merger was accounted for as if it were a pooling of interests and, accordingly, the accompanying financial statements include the accounts of the Skin Group for all periods presented.

Basis of Presentation

Ortec is a development stage enterprise, which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of OrCel for treatment of patients with recessive dystrophic epidermolysis bullosa and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these indications. Revenues to date have not been significant, as the Company has been focusing its effort and resources towards its clinical trial for the use of OrCel for the treatment of venous stasis ulcers.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $21,578,021 during the year ended December 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $17,787,545, its total liabilities exceeded its total assets by $15,801,132 and the Company has a deficit accumulated in its development stage of $81,858,609. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. During 2002, Wainwright assisted the Company in raising financing of approximately $8.2 million. During 2003, the Company has raised an additional $2.0 million in Preferred Series B financing, as of February 26, 2003.

The Company requires substantial funding to continue its research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. The Company believes that its cash and cash equivalents on hand at December 31, 2002, (approximately $0.8 million) and the financing of $2.0 million received in February 2003, will enable it to continue its operations until May 31, 2003. The Company is continuing its equity financing efforts with H.C. Wainwright and expects to raise an additional $5.0 million from investors, some of whom have previously participated in the $10.2 million raised through February 26, 2003. This will enable the Company to complete its venous clinical pivotal trial, file its PMA with the FDA and execute its plan to engage the services of a third party manufacturer. Accomplishing these milestones will also enable the Company to raise an additional $5.0 million in 2003 through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments. Based on these efforts, management believes that the Company will be able to continue its operations for at least the next 12 months.

Additionally, the Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with the Company, in exchange for manufacturing, marketing, distribution or other rights to its products. However, the Company can give no assurances that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity will be available to the Company on acceptable terms, if at all. If additional funding is not available when needed, the Company may not be able to continue operations.

These financial statements have been prepared assuming that the Company will continue as a going concern. Successful future operations depend upon the successful development and marketing of the Company's OrCel product. Historically the Company has funded its operating losses by periodically raising additional sources of capital. If additional funding is not available to the Company when needed, the Company may not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

Initial Public Offering

On January 19, 1996, the Company completed an initial public offering ("IPO") of 1,200,000 units. Each unit consisted of one share of the Company's common stock, one class A warrant to purchase one share of common stock at $10, of which 1,083,780 were exercised and the balance, which was not exercised, expired on December 31, 1998, and one class B warrant to purchase one share of common stock at $15, of which 11,400 were exercised and the balance which was not exercised, expired on December 31, 2000.

The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product revenue is recognized upon shipment of OrCel to our customers.

Research and Development Costs

The Company is in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred, and for 2001 and 2002, include the costs of production related to sales, as such costs are not readily separable.

Depreciation and Amortization

Property and equipment are carried at cost, less any grants received for construction. In 1996, the Company received a $400,000 grant toward the construction of its new laboratory and office facilities and it received an additional grant of $130,000 in 1998.

Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the asset. Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000, was approximately $649,000, $672,000 and
$657,000, respectively.

Intangible Assets and Impairment of Long - Lived Assets

The Company's intangible assets consist of patent application costs. Patent application costs relate to the Company's U.S. patent applications and application fees in foreign jurisdictions and consist of legal and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining further FDA approvals for the use of the underlying technology.

The Company reviews long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that no provisions are necessary for the impairment of long-lived assets at December 31, 2002 and 2001.

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

As of January 1, 2002, the Company does not have any goodwill or intangible assets with indefinite useful lives. The Company continues to amortize its patent application costs over their estimated useful lives. Additionally, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. Adoption of SFAS No.142 and SFAS No.144 did not have a material effect on financial position or results of operation.

Foreign Currency Translation

The Company had conducted some of its research and development at its laboratory in Sydney, Australia. However, because all Australian expenditures were funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are remeasured into the functional currency using current exchange rates and non-current assets and liabilities are remeasured using historical exchange rates. Expense accounts are measured using the average rate in effect for the year. Gains and losses arising from the remeasurement of foreign currency are included in the results of operations for all periods presented.

As of December 31, 2002, the Company terminated all of its research and development activities at its laboratory in Sydney.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the tax effects of net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against its deferred tax assets when there is doubt about the realizability of such assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. Cash and cash equivalents includes approximately $15,000 and $2,000 at December 31, 2002 and 2001, respectively, of bank balances denominated in Australian dollars.

Net Loss Per Share

Net loss per common share is based on the weighted-average number of common shares outstanding during the periods.

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants and convertible preferred stock.

Options and warrants to purchase shares of common stock were not included in the computation of diluted net loss per share in each of the years presented because to do so would have been antidilutive for the periods presented. (See Notes 8 and 9.)

The amount of options and warrants excluded are as follows:

Years ended December 31,             2002         2001       2000
                                  ----------   ---------   ---------
Warrants                          11,172,109     395,412     609,773
                                  ----------   ---------   ---------

Stock Options - in plan            2,872,117   2,033,306   1,524,106
                                  ----------   ---------   ---------

Stock Options - outside of plan    3,800,000
                                  ----------

Additionally, the effects of conversion of the preferred stock were excluded from the computation of diluted net loss per share as the effect would be antidilutive. An aggregate of 9,382,742 shares of common stock would be issuable upon conversion of the preferred stock outstanding at December 31, 2002.

Basic loss per share for the year ended December 31, 2002 includes the 800,000 warrants exercisable at $.001 per share granted to Wainwright as outstanding from the date of grant.

Employee Stock Option Plan

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2002, 2001 and 2000, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123, "Accounting for Stock-Based Compensation".

                                                       Year ended December 31,
                                              ------------------------------------------
                                                  2002           2001           2000
                                              ------------   ------------   ------------
Net loss, as reported                         ($22,703,955)  ($15,885,377)  ($12,129,663)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method                         (1,965,592)    (2,893,720)    (1,818,469)
                                              ------------   ------------   ------------

Pro forma net loss                            ($24,669,547)  ($18,779,097)  ($13,948,132)
                                              ------------   ------------   ------------

Loss per share:
   Basic and Diluted - as reported                  ($2.01)        ($1.64)        ($1.37)
   Basic and Diluted - pro forma                    ($2.18)        ($1.94)        ($1.58)

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains cash and money market accounts at four financial institutions located in New York City and one in Australia. Cash accounts are insured by the FDIC for amounts up to $100,000. Uninsured balances aggregate to approximately $628,000 and $725,000 at December 31, 2002 and 2001, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 4 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent, approximately 8 years remaining at December 31, 2002. The Company's U.S. patent was issued in 1994 and expires in 2011.

There can be no assurance that any patent will provide commercial benefits to the Company. The Company has determined that no provision for impairment is necessary at December 31, 2002.

The Company has granted a security interest in its United States and Canadian patents and trademarks relating to OrCel to collateralize payments it will be required to make to satisfy its other obligation (see Note 7).

NOTE 5 - CAPITAL LEASE OBLIGATIONS

Prior to 2002, the Company had entered into several capital lease agreements with terms of two to three years at effective interest rates ranging from 12.22% to 15.48%. The agreements ended during the year ended December 31, 2000.

In January 2002, the Company secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand its manufacturing capacity. During 2002, the Company has drawn $449,000 against this line of credit for the acquisition of eligible fixed assets.

As of December 31, 2002 and 2001, the Company has recorded $541,000 and $119,000 in equipment purchased under capital leases and $209,000 and $119,000 in accumulated amortization, respectively. See Note 11 for commitments under capital leases.

NOTE 6 - LOAN PAYABLE

During 1996, the Company obtained a loan from the landlord of its laboratory for the construction of, and equipment for, the leased facility. During 1997, the Company modified the terms of the loan as a result of increased build-out costs incurred in the construction of the facility. An adjustment was made in 1997 to record additional interest and principal. The adjusted loan payments are due in monthly installments of $10,103, including interest at an effective rate of 7.98%, through July 2006.

During 1998, the Company obtained an additional loan from the landlord for improvements to the leased facility. During 1999, the Company modified the terms of the additional loan as a result of increased build-out costs incurred. The adjusted loan payments are due in monthly installments of $7,605, including interest at an effective rate of 8.6%, through March 2008. Minimum payments to be made under the terms of these loans are as follows:

Year ending December 31,
2003                                                  212,503
2004                                                  212,503
2005                                                  212,503
2006                                                  161,988
2007 and thereafter                                   121,688
                                                     --------

                                                      921,185
Less amount representing interest                     152,202
                                                     --------

Net present value of future loan payments            $768,983
                                                     ========

Current portion                                      $155,578
Non-current portion                                   613,405
                                                     --------

                                                     $768,983
                                                     ========

NOTE 7 - OTHER OBLIGATIONS

On August 29, 2001, the Company entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. ("Paul Capital"), which terminates on August 29, 2011. Under such agreement the Company was eligible to receive $10,000,000 during 2001. The Company received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002. In February 2003, Paul Capital and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing additional funding requirements by Paul Capital. On February 26, 2003, Paul Capital invested an additional $500,000 in Series B preferred stock, in concurrence with this amendment.

In consideration for the $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital will be able to draw in advance will range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement, interest has been accrued at 30% per annum. At such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material financial impact.

In the event of a change in control of the Company or upon the occurrence of certain other events, including insolvency, as defined in the agreement, Paul Capital has the option to put its revenue interest back to the Company for an amount of cash flows which will generate a 30% internal rate of return to Paul Capital. The Company also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interests in its products, for an amount of cash flows which will generate a 35% internal rate of return to Paul Capital.

At December 31, 2002, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breech and in discussions with management regarding this issue, has indicated to the Company that it does not intend to exercise its option to require the Company to repurchase its revenue interest.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

NOTE 8 - EQUITY TRANSACTIONS

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

During 2002, the Company completed a private placement with several investors, in which the Company raised cash proceeds of $8.2 million through the issuance of debentures and preferred stock, which were ultimately converted into Series B redeemable convertible preferred shares, which were issued with warrants to purchase common shares and common stock dividends paid in advance. (See Note 9)

In February 2003, the Company, with shareholder approval, increased the authorized amount of its common stock to 200,000,000 shares.

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2002 (excluding the Class A and B warrants which were issued during the IPO):

                                                    Price range       Shares
                                                  ---------------   ----------
March 12, 1991 (inception) to December 31, 1991
    Granted                                           $9.425             7,360
                                                                    ----------

Balance, December 31, 1991                             9.425             7,360
    Granted                                            9.425            55,080
                                                                    ----------

Balance, December 31, 1992                             9.425            62,440
    Granted                                        9.425 - 12.00        48,230
                                                                    ----------

Balance, December 31, 1993                         9.425 - 12.00       110,670
    Granted                                            12.00            10,000
                                                                    ----------

Balance, December 31, 1994                         9.425 - 12.00       120,670
    Granted                                            10.00             4,000
    Expired                                             9.425           (2,680)
                                                                    ----------

Balance, December 31, 1995                         9.425 - 12.00       121,990
    Granted                                         1.00 - 10.00       511,606
    Exercised                                           1.00           (33,885)
    Expired                                            12.00            (2,450)
                                                                    ----------

Balance, December 31, 1996                          1.00 - 12.00       597,261
    Granted                                        12.00 - 14.25       330,625
    Expired                                            12.00           (10,000)
                                                                    ----------

Balance, December 31, 1997                          1.00 - 14.25       917,886
    Granted                                        12.00 - 14.00        75,000
    Exercised                                       1.00 - 12.00      (205,852)
    Expired                                            12.00          (108,425)
                                                                    ----------

Balance, December 31, 1998                          1.00 - 14.25       678,609

    Granted                                        12.50 - 14.50       116,745
    Exercised                                           1.00           (14,103)
    Expired                                         6.00 - 9.425       (17,160)
                                                                    ----------

Balance, December 31, 1999                          1.00 - 14.25       764,091

    Granted                                            15.00             2,667
    Exercised                                          12.00            (2,000)
    Expired                                         1.00 -10.00       (154,985)
                                                                    ----------

Balance, December 31, 2000                          7.70 - 15.00       609,773

    Expired                                         7.70 - 12.00      (214,361)
                                                                    ----------

Balance, December 31, 2001                        $ 7.70 - 15.00       395,412

    Granted                                       $.001 - $6.2475   22,210,148
    Exercised                                           $.001       (9,739,969)
    Expired                                       $.001 - $14.50    (1,693,482)
                                                                    ----------

 Balance, December 31, 2002                       $.001 - $15.00    11,172,109
                                                                    ==========

The following table summarizes warrant data as of December 31, 2002:

                                   Weighted
                                   Average     Weighted                 Weighted
                                  Remaining     Average                  average
     Range of         Number     contractual   Exercise      Number     exercise
 exercise prices   outstanding      life         price    exercisable     price
 ---------------   -----------   -----------   --------   -----------   --------
     $.001             440,000     .08 years    $ .001       440,000     $ .001
$1.50 to $2.00      10,621,277    6.87 years    $ 1.72            --         --
$4.50 to $6.25          44,250    1.01 years    $ 4.83        44,250     $ 4.83
$7.70 to $10.50         38,915    1.23 years    $10.50        38,915     $10.50
$14.00 to $15.00        27,667    1.01 years    $14.10        27,667     $14.10

NOTE 9- AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND ISSUANCES OF 12% CONVERTIBLE DEBENTURES, SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK

Amendment of Certificate of Incorporation-

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

The Series B preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $1.00, or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $0.25. The fixed conversion rate may be adjusted downward if the Company subsequently issues common stock at a purchase price less than $0.50. In that event, the fixed conversion rate will be adjusted downward to the price of the new issuance. Conversion is mandatory upon the occurrence of certain financial events, such as, beginning six months from the date of issue, if the closing bid price of common shares exceeds $2.00 for a period of 20 consecutive trading days, or if within nine months from the date of issue, the Company completes a public offering, raising a minimum of $8 million. The alternative conversion price is adjustable or cancelable under certain circumstances, such as, in the event that the Company receives a licensing fee and/or a strategic investment of at least $5.0 million within six months of closing, the alternative conversion rate is adjusted to the common share price of the investment or is cancelled if the share price exceeds the fixed rate of $1.00. If within six months from date of issue, the Company receives a licensing fee with an upfront payment of at least $5.0 million, the alternative conversion rate is adjusted to the quoted closing stock price on the day of the public announcement or is cancelled if this closing price exceeds $1.00. Similarly, if the Company completes a subsequent public or private financing of a least $5.0 million within six months of closing, the alternative conversion rate is adjusted to the closing price or the fixed rate of $l.00, if lower.

The preferred stock has redemption provisions, where upon occurrence of certain events, the holders can require the Company to redeem the shares. The redemption price is payable, at the option of the Company, in cash or in common stock. If the Company does not have sufficient authorized shares to effect the redemption payment in common stock, the Company may pay the remainder of the redemption in non-redeemable preferred stock with a dividend rate of 18%.

Issuance of 12% Convertible Debentures, Series A Preferred Stock and Series B Preferred Stock:

On March 27, 2002, the Company engaged H.C. Wainwright, an investment-banking firm, to act as its advisor and to assist with raising capital for the Company in the form of either debt or equity financing.

On May 13, 2002, the Company sold $2,333,000 of 12% convertible debentures, which were convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in a subsequent financing. These debentures, bear interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter and are due on April 10, 2003. The Company also issued 291,625 stock purchase warrants as part of this May 13, 2002 financing, exercisable at $4.50 per share for up to 5 years from the date of grant. The warrants had price protection features whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by Ortec.

On June 28, 2002, $600,000 of these debentures sold on May 13, 2002 were converted into Series A Preferred Stock at 110% of face value plus accrued interest. Additionally, on June 28, 2002, the Company issued an additional $250,000 of 12% convertible debentures and $1,200,000 in Series A convertible preferred stock. The total face value of the preferred stock issued was $1,870,120 which consisted of the $1,200,000 of cash proceeds received, the $600,000 face value of converted debentures and the $70,120 of additional conversion face value and accrued interest. Additionally, the Series A preferred stock was convertible into common shares at a rate of $1.50 per share. The Series A preferred stock had provisions whereby redemption was out of the control of the Company, therefore, the preferred stock was classified in a manner similar to debt.

On June 28, 2002, the Company also issued 654,624 stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period. Of the 654,624, an aggregate of 31,250 warrants were issued with the debentures, with the remainder issued with the preferred stock. The warrants also had similar price protection features, whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by the Company.

The relative estimated fair value of the warrants issued in connection with the debentures of $422,000 was recorded as debt discount, as well as the estimated fair value of the beneficial conversion features of $1,042,663. Both of these values were being amortized over the remaining life of the convertible debentures, or through April 10, 2003.

The relative estimated fair value of the warrants issued in connection with the Series A Preferred stock of $559,289 was recorded as a discount to the preferred stock and was accreted to interest expense, on the date of issuance. Additionally, the estimated fair value of the beneficial conversion feature of $1,097,886 has been recorded as an additional discount and accreted to interest expense. The Series A preferred stock has no redemption date, and therefore the charge to interest expense was reflected immediately as the conversion privilege was excercisable immediately.

During the 3rd quarter of 2002, the Company issued $1,425,000 in convertible debentures, with terms comparable to those issued in the 2nd quarter. Additionally, 178,127 warrants were issued with similar terms to warrants issued on May 13, 2002. Additional debt discount of $18,523 related to the warrants was recorded in the third quarter, which was being amortized over the remaining useful life of the convertible debentures.

In October and November 2002, the Company issued an additional $1,900,000 in convertible debentures and 237,501 warrants, with terms comparable to those issued on May 13, 2002. Upon conversion of all outstanding debentures into Series B preferred stock as discussed below, the remaining unamortized debt discounts relating to warrants and beneficial conversion features were charged to interest expense.

These debentures along with the accrued interest were convertible into equity securities if the Company completed the sale of at least $5,000,000 in equity securities by July 12, 2002, which date was extended through November 13, 2002. On November 13, 2002, all outstanding debentures and accrued interest were converted into preferred stock with the closing of the Series B Preferred Stock financing. These were converted at the rate of 110% of the debentures plus accrued interest into $10,000 par value Series B Convertible preferred shares.

In November and December 2002, the Company issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement, which was funded by an aggregate of $8,178,000 of financing received, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. The Company recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors. The convertible debentures and convertible Series A preferred were converted at 110% of face value, plus accrued interest. In addition, these investors were granted Series A warrants, to purchase 9,382,742 shares of the Company's common stock at an exercise price of $.001. These Series A warrants vested immediately and were exercised immediately, upon grant.
The investors were also granted Series B-1 and Series B-2 warrants, which can be used to purchase 5,429,891 and 4,691,386 shares of common stock at an exercise price of $1.50 and $2.00 per share, respectively. These B-1 are exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants are exercisable beginning November 13, 2003 and expire 7 years from date of grant. The Company assigned values to the preferred stock and the Series A, Series B-1 and Series B-2 warrants issued to the investors of $5,903,699, $2,245,206, $694,447 and $539,390, based upon the relative fair market
value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

The warrants issued with the second quarter and third quarter financings were exchanged for B-1 warrants, issued in the fourth quarter and are included in the number of warrants issued in the prior paragraph.

Dividends on the Series B preferred stock were paid in advance in November and December in common shares at the rate of 12% upon issue of the preferred shares and will be paid semiannually in subsequent years, in either cash or common shares, at the election of the Company, until at such time as the preferred stock is converted to common shares. In conjunction with this preferred stock financing the investors were paid a common stock dividend, whereby the investors were granted 3,753,116 shares of common stock, of which 2,934,888 shares were issued in November 2002 and 818,228 shares in January 2003.

In addition, certain of the investors were given options to purchase, for one year and for amounts ranging from 100% to 200% of their investments, shares of the Series B Convertible Preferred stock at the price paid for such stock by investors on November 13, 2002.

H.C. Wainwright & Company, Inc. ("Wainwright") acted as placement agent in this private placement. For its services as placement agent, the Company paid Wainwright $601,490 and granted Wainwright and its agents warrants to purchase 800,000 and 500,000 shares of common stock, at an exercise price of $.001 and $1.50, vesting immediately upon issue and November 13, 2003, respectively. These warrants will expire on January 31, 2003 and seven years from issue, respectively. In December 2002, the Company issued 357,227 shares of common stock relative to the $.001 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615 for the $.001 warrants and the $1.50 warrants, respectively. Other share issuance costs, including non-cash costs, amounted to $155,997. Issuance costs for the Series B Preferred Stock are reflected as a reduction of the proceeds of the preferred stock. An additional 440,000 of warrants with an exercise price of $.001 were exercised in January 2003. An aggregate of 797,227 shares were issued pursuant to these warrants, which were substantially exercised using cashless exercise provisions in such warrants.

Under EITF 00-19, "Accounting for Derivative Instruments Indexed to and Potentially Settled in the Company's Own Stock", as of December 31, 2002, the Series B Preferred stock is reflected as equity.

NOTE 10 - STOCK OPTIONS AND WARRANTS

In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 350,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, non-employee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant. The options generally vest ratably over a four-year period and expire after seven years.

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

In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 3,000,000 to 4,500,000 shares. As of December 31, 2002, 120,133 options were available for grant under the plan.

The following table summarizes the stock option activity through December 31, 2002:

                                                           Weighted average
                                                Number      exercise price
                                               ---------   ----------------
Granted - adoption of stock option plan          156,000       $ 7.08
                                               ---------

Balance, December 31, 1996                       156,000         7.08

Granted                                          123,000        11.94
Forfeited, expired                                (3,000)        6.63
                                               ---------

Balance, December 31, 1997                       276,000         9.25

Granted                                          689,750        12.10
Exercised                                         (6,750)        7.42
Forfeited, expired                               (14,500)       11.19
                                               ---------

Balance, December 31, 1998                       944,500        11.17

Granted                                          399,000        10.87
Forfeited, expired                              (221,000)       14.93
                                               ---------

Balance, December 31, 1999 (carried forward)   1,122,500        10.33


Balance, December 31, 1999 (brought forward)   1,122,500       $10.33

Granted                                          449,956         7.96
Exercised                                         (3,500)        7.00
Forfeited, expired                               (44,850)        8.27
                                               ---------

Balance, December 31, 2000                     1,524,106       $12.30

Granted                                          756,500         5.93
Forfeited, expired                              (247,300)        7.41
                                               ---------

Balance, December 31, 2001                     2,033,306       $ 8.54

Granted                                        1,155,109         1.29
Forfeited, expired                              (316,298)        7.68
                                               ---------

Balance, December 31, 2002                     2,872,117       $ 5.73
                                               =========

     The following data has been provided for exercisable options:

                                              December 31,
                                  ------------------------------------
                                     2002         2001         2000
                                  ----------   ----------   ----------
Number of options                  2,235,544    1,686,707    1,237,706
Weighted average exercise price      $6.57        $8.93       $12.02
Weighted remaining contractual
   life                           4.26 years   4.71 years   3.95 years

The exercise price for all stock options awarded within the plan are determined in accordance with the provisions of the Stock Option plan, as approved by the shareholders and Board of Directors of the Company.

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2002, 2001 and 2000 was $1.29, $3.83 and $4.37,
respectively.

The following table summarizes option data as of December 31, 2002:

                                    Weighted
                                    Average     Weighted                 Weighted
                                   Remaining     average                  average
    Range of           Number     Contractual   exercise      Number     exercise
exercise prices     outstanding       life        Price    exercisable     Price
---------------     -----------   -----------   --------   -----------   --------
$.30 to $.60           763,353     6.36 years    $ 0.36       548,500     $ 0.38
$1.00 to $3.53         216,258     1.92 years    $ 1.51        35,000     $ 3.53
$4.50 to $7.50       1,006,000     4.90 years    $ 5.72       778,425     $ 5.64
$8.00 to $10.44        332,006     4.69 years      9.49       319,119       9.47
$10.50 to $14.25       540,500     0.89 years     12.30       540,500      12.30
$14.25 to $21.38        14,000     0.37 years     21.06        14,000      21.06
                     ---------                              ---------

                     2,872,117     4.26 years    $ 5.73     2,235,544     $ 6.57
                     =========     ----------    ======     =========     ------

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

The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during the years ended December 31, 2002, 2001 and 2000. The following weighted average assumptions were made in estimating fair value.

                            Year ended December 31,
                          ---------------------------
                            2002      2001      2000
                          -------   -------   -------
Risk-free interest rate     3.5 %     4.6 %     4.5 %
Expected option life      7 years   7 years   7 years
Expected volatility       120.2 %    65.8 %      65 %

During the year ended December 31, 2002, the Company issued 3,800,000 options to senior executives, which were not included in the Plan. The exercise price of these options was $0.35, the market price on the date of grant. These options are vested immediately and expire seven years from date of issue.

In addition, the Company recognized approximately $113,000, $188,000 and $56,000 in consulting expenses in 2002, 2001 and 2000, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreement With Dr. Eisenberg

Pursuant to an amended agreement, the Company has engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. The consulting agreement may be renewed for an additional two years unless terminated by either party prior to such renewal period. Under the agreement, Dr. Eisenberg is obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined. In addition, Dr. Eisenberg is paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 2002 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. For each of the years ended December 31, 2002, 2001 and 2000, Dr. Eisenberg earned approximately $73,000 for consulting services and approximately $834,000 for the period from inception to December 31, 2002, which is included in research and development expense. Included in accrued compensation at December 31, 2002 and 2001 are $109,822 and $36,826, respectively, representing unpaid consulting fees to Dr. Eisenberg.

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

During the quarter ended September 30, 2002, PDI commenced legal action against the Company, claiming that the Company owes them $205,000 for services that they have performed for the Company. The Company is in the process of discussing a settlement of the amount claimed with PDI. The Company has provided for estimated amounts due to PDI.

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

Research Agreement

In January 1997, the Company entered into an agreement with the New Jersey Center for Biomaterials and Medical Devices (the "New Jersey Center"), whereby the Company and the New Jersey Center will collaborate on research focusing on the development of collagen-based biomaterials for soft tissue repair, specifically targeting the development of a second generation collagen matrix to be used for the production of OrCel. The Company contributed $40,000 of the $100,000 cost of such research in 1998, $45,000 in 1999 and the final $15,000 in 2000. This agreement was terminated as of December 31, 2000.

Occupancy Arrangements

The Company leases approximately 5,000 square feet of space in Sydney, Australia, on a month-to-month basis, in which the Company operates a research laboratory to conduct its research and development activities in Australia and to produce OrCel used in the operations conducted in Australia. The Company pays rent in Australian dollars, which at the current rate of exchange, amounts to approximately US $25,000 per year. This space is rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from non-related third parties. The Company terminated this agreement effective December 31, 2002.

During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

In March 1996, the Company entered into a five-year lease with Columbia University for the Company's laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant, which expired in March 2001, to purchase 5,000 shares of common stock at an exercise price of $10 per share. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. During 2000, the Company extended the two leases for another year and entered into a new lease for additional space in the building. During 2001, the Company extended two of its leases, one for an additional two years and the other for one year and entered into a new lease for additional space in the building. During 2002, the Company terminated three of its leases, reducing the amount of space under lease and extended the term on its primary lease to June 2004. The Company utilizes its laboratory facilities to produce OrCel.

On December 31, 2002, the Company amended the lease agreement with Columbia University, extending the lease term to June 2004, as mentioned above. With this amendment, the Company also obtained a waiver of its default for non - payment of past due rent and loan amounts, with an agreed payment plan of these past due amounts in 2003.

Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $683,000, $589,000 and $535,000, respectively.

In December 2001, the Company entered into a ten-year lease with the New Jersey Economic Development Authority ("NJEDA") to lease approximately 58,000 square feet of manufacturing and office space, located in North Brunswick, New Jersey. These premises would become available to the Company in two phases. The initial space, consisting of approximately 26,000 square feet, is in an existing building, which was to be renovated to the Company's specifications. The second phase, approximately 32,000 square feet, would be newly constructed and adjoining the initial space.

On August 5, 2002, the Company reached an agreement with the New Jersey Economic Development Administration to terminate the December 2001 lease and to enter into a new lease covering only the initial space of approximately 26,000 square feet of production and office space. Due to the lower level of financing in 2002 than had originally been planned, the Company is currently engaged in discussions with the NJEDA to defer or terminate the lease entered into in August 2002. We can give no assurance that we will be able to defer or terminate this obligation or what damages, if any, incurred by NJEDA because of our failure to perform our obligations under this lease, we may have to pay.

The minimum rental payments on non-cancelable leases with terms exceeding one year at December 31, 2002 are as follows:

Year ending December 31,                 Operating Leases   Capital Leases
------------------------                 ----------------   --------------
   2003                                        820,000          175,156
   2004                                        543,000          175,156
   2005                                        416,000           58,717
   2006                                             --
   2007                                             --
   Thereafter                                       --
                                             =========          =======
   Total                                     1,779,000          409,029
                                             =========
   Less: Amounts representing interest                           51,316
                                                                =======
   Principal Payments                                           357,713
                                                                =======

   Current portion                                              142,620
   Long-term portion                                            215,093
                                                                =======
                                                                357,713
                                                                =======

Government Regulation

The Company is subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale. Presently, the Company is continuing its clinical trials for the use of its product in the treatment of patients with venous leg ulcers and to submit the results of its human clinical trials to the FDA; however, it is not possible for the Company to determine whether the results achieved from the human clinical trials will be sufficient to obtain FDA approval.

NOTE 12 - LEGAL PROCEEDINGS

The Company has been notified by Columbia University, the landlord of premises at 3960 Broadway in New York City, where we maintain our principal offices, laboratory and production facilities, that we have been delinquent in payment of rent. The Company has reduced the amount of the space leased from Columbia University, as part of our program to reduce spending. The Company has negotiated a pay out of the remainder of our unpaid obligations to Columbia. The Company's ability to make such payment is dependent on our ability to continue to secure additional equity financing.

ClinTrials Networks, LLC (ClinTrials) has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. In October 2002, ClinTrials commenced an arbitration proceeding against the Company, claiming that the Company owes ClinTrials $165,936 and that ClinTrials reserves the right to claim additional amounts from the Company, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under their agreement with us. The Company has denied ClinTrials' claim and has advised ClinTrials that it is not in breach of its contract. In March 2003 the Company filed a counterclaim for overpayment of $75,000 under the terms of the contract, and as such, the Company has not provided for any additional amounts due under this contract.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against the Company in the Superior Court of New Jersey, Bergen County, claiming that the Company owes $205,000 to PDI for services that they have performed for us. The Company is in the process of discussing a settlement of the amount claimed with PDI. The Company has provided for estimated amounts owed to PDI.

In December 2002 Amarex LLC commenced an action against the Company in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for the Company for the data generated in the Company's clinical trials. Although in its complaint Amarex claims the Company owes it $2,457,875, that amount is the additional amount the Company would have had to pay Amarex if Amarex had performed all the work needed for all of the Company's contemplated clinical trials. The Company has answered Amarex's complaint denying Amarex's claim. The Company is negotiating with Amarex to establish the amount of services Amarex performed for the Company for which it has not already been paid and to arrange for payment of that amount. The Company has provided for estimated amounts due to Amarex.

On August 5, 2002, the Company reached an agreement with the New Jersey Economic Development Administration to terminate the current lease of approximately 58,000 square feet and to enter into a new lease for approximately 26,000 square feet of production and office space in North Brunswick, New Jersey. The Company is currently in discussion with the NJEDA to defer or terminate this lease for 26,000 square feet. The Company is unable to estimate what amount may be payable to NJEDA to defer or terminate this agreement and accordingly, no amounts have been provided for in the accompanying financial statements.

By letter dated June 27, 2002, the staff of the Nasdaq Stock Market, Inc., advised the Company that it had not met Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. On July 1, 2002, the Company appealed that determination and requested an oral hearing before the Nasdaq Listing Qualification Panel. At that hearing, which was held on August 8, 2002, the Company asked the panel to defer delisting the Company's common stock for up to six months, in order to give the Company time to complete its plan to raise sufficient capital to provide for the Company's cash needs for the next twelve months and enable the Company to meet Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. Nasdaq denied the Company's request and the Company's stock was moved to the Nasdaq Buletin Board and as such, still meets the listing requirements of the Company's preferred stock holders.

NOTE 13 - RELATED PARTY TRANSACTIONS

Prior to December 31, 1998, the "Other Founders" were paid fees for services rendered of approximately $980,000 in the aggregate, for the period from inception to December 31, 1998. In addition, in 1996, $140,000 was paid to a director as cash compensation for services as placement agent in connection with the November 1996 private placement. Also, the director received 30,500 warrants (see Note 8).

In December 1997, the Company extended the expiration date on warrants to the director to purchase 86,930 shares, exercisable at $9.425 per share, resulting in compensation expense of approximately $420,000 (see Note 8).

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

Change of Control and Termination of Employment Agreements

In December 1998, the Company's Board of Directors authorized agreements between the Company and its four executive officers, which state that in the event of a "change of control" certain "special compensation arrangements" will occur. On December 5, 2002, these agreements, relating to three of the executive officers, were modified by the Company's Board of Directors. As modified, each of the three executive officers will receive certain benefits and compensation in the event of the individual's death, disability, retirement or if terminated without cause, as defined in the agreement.

NOTE 14 - INCOME TAXES

The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

At December 31, 2002, the Company had net operating loss carry-forwards of approximately $17,877,000 for Federal and New York State income tax purposes expiring through 2022. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code
Section 382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

For financial statement purposes, a valuation allowance of approximately $30,873,000 and $23,294,000 at December 31, 2002 and 2001, respectively, has been recognized to offset entirely the Company's deferred tax assets, which arose primarily from the Company's operating loss carry-forwards and the deferral of start-up expenses for tax purposes and accrued interest, as the realization of such deferred tax assets is uncertain.

Components of the Company's deferred tax asset are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Net operating loss carry-forwards                   $  7,508,000   $  6,179,000
Deferral of start-up costs                            21,029,000     16,757,000
Interest                                               1,825,000             --
Other                                                    511,000        358,000
                                                    ------------   ------------


                                                      30,873,000     23,294,000

Valuation allowance                                  (30,873,000)   (23,294,000)
                                                    ------------   ------------

Net deferred tax asset                              $         --   $         --
                                                    ============   ============

The following reconciles the income taxes computed at the Federal Statutory rate to the amounts recorded in the Company's statement of operations:

                                     Year ended December 31,               Cumulative from
                            ---------------------------------------   March 12, 1991 (inception)
                                2002          2001          2000          to December 31, 2002
                            -----------   -----------   -----------   --------------------------
Income tax benefit at the
   Statutory rate           $(7,337,000)  $(5,401,000)  $(4,124,000)         $(27,450,000)
State and local income
   taxes, net of Federal
   benefit                   (1,443,000)   (1,270,000)     (961,000)           (4,624,000)
Permanent differences         1,201,000            --            --             1,201,000
Effect of valuation
   allowance                  7,579,000     6,671,000     5,085,000            30,873,000
                            -----------   -----------   -----------          ------------

      Total                 $        --   $        --   $        --          $         --
                            ===========   ===========   ===========          ============

The Company's net operating loss tax carry-forwards expire as follows:

December 31, 2006             $    76,000
December 31, 2007                 233,000
December 31, 2008                 511,000
December 31, 2009                 597,000
December 31, 2010                 440,000
December 31, 2011                 677,000
December 31, 2012                 839,000
December 31, 2018               1,189,000
December 31, 2019               2,602,000
December 31, 2020               3,535,000
December 31, 2021               4,014,000
December 31, 2022               3,164,000
                              -----------

                              $17,877,000
                              ===========

The Company's ability to utilize its net operating losses may be limited by changes in control, as defined in the Internal Revenue Code.

NOTE 15 - OPERATIONS IN OTHER GEOGRAPHIC AREAS

Long-lived assets, which consists of fixed assets and patents, are located as follows as of December 31, 2002 and 2001

                                                            2002         2001
                                                         ----------   ----------
United States                                            $2,064,481   $2,139,341

Australia                                                        --       63,056
                                                         ----------   ----------
                                                         $2,064,481   $2,202,397
                                                         ==========   ==========

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, loans payable and other long-term obligations.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying value reasonably approximates fair value because of the short maturity of those instruments.

Loans Payable and Other Long-term Obligations

Based on borrowing rates currently available to the Company for bank loans and other financings with similar terms and maturities, the carrying value of the Company's loans payable, capital lease obligations and other long-term obligations approximate the fair value.

NOTE 17 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS N0.146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No.146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement will be applied prospectively to disposal activities initiated after December 31, 2002.

Stock-Based Employee Compensation

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial for the years ended December 31, 2002 and 2001, is as follows:

Quarter Ended

                             March 30th,                June 30,                September 30,             December 31,
                      ------------------------  ------------------------  ------------------------  ------------------------
                          2002         2001         2002         2001         2002         2001         2002        2001
----------------------------------------------------------------------------------------------------------------------------
Revenues              $   116,415  $        --  $    92,535  $        --  $    34,825  $        --  $        --  $    21,890
----------------------------------------------------------------------------------------------------------------------------
Net loss              $(5,144,138) $(3,494,473) $(7,272,547) $(3,753,130) $(3,989,473) $(4,173,593) $(6,297,797) $(4,464,181)
----------------------------------------------------------------------------------------------------------------------------
Net loss per share
   Basic and diluted        $(.53)       $(.36)       $(.75)       $(.39)       $(.41)       $(.43)       $(.39)       $(.46)
----------------------------------------------------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS

Issuance of Series B Convertible Preferred Stock

In February 2003, the Company received additional gross proceeds of $2 million from five investors, who had purchased the Company's Series B convertible preferred stock in November and December 2002, and from one new investor. The Company issued to the six investors 200 shares of the Company's convertible preferred stock, 2,923,077 shares of the Company's common stock, of which 923,077 common shares constituted the first year dividends on the 200 shares of Series B convertible preferred stock, which dividends were paid in advance. The investors were also granted warrants to purchase an additional 2,000,000 shares of common stock, of which warrants to purchase 1,000,000 shares are exercisable at $1.50 per share and warrants to purchase the other 1,000,000 shares are exercisable at $2.00 per shares. In March 2003, in addition to cash compensation, the Company also granted to H.C. Wainwright, and to one of its designees, for their services in arranging the aforementioned financing, warrants to purchase an aggregate of 376,923 shares of the Company's common stock, exercisable at $.001 per share.

                            STATEMENT OF DIFFERENCES

  The trademark symbol shall be expressed as..................      'TM'
  The section symbol shall be expressed as....................      'SS'