Form 10-Q
period 2003-03-31
ORTEC INTERNATIONAL INC
filed 2003-05-15
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ____________________

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

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

                                   ----------

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

                                   ----------

The number of shares outstanding of the issuer's common stock is 26,547,770 (as of May 9, 2003)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED March 31, 2003

                               ITEMS IN FORM 10-Q

                                                                           Page
                                                                           ----
Facing page

Part I

             Item 1.   Financial Statements (Unaudited).                      3

             Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operation       19

             Item 3.   Quantitative and Qualitative Disclosures About
                          Market Risk.                                     None

             Item 4.   Controls and Procedures                               24

Part II

             Item 1.   Legal Proceedings and Claims.                         25

             Item 2.   Changes in Securities and Use of Proceeds.            25

             Item 3.   Default Upon Senior Securities.                     None

             Item 4.   Submission of Matters to a Vote of
                          Security Holders.                                  26

             Item 5.   Other Information.                                  None

             Item 6.   Exhibits and Reports on Form 8-K.                     27

Signatures                                                                   28

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        MARCH 31,    DECEMBER 31,
                                                          2003          2002 *
                                                       -----------   ------------
                                                       (Unaudited)
                        ASSETS

Current assets:
   Cash and cash equivalents                           $   697,303    $   826,227
   Accounts receivable                                      14,324         15,324
   Other current assets                                     28,447         41,904
                                                       -----------    -----------

Total current assets                                       740,074        883,455

Property and equipment, at cost:
   Laboratory equipment                                  1,671,700      1,671,075
   Office furniture and equipment                        1,350,985      1,350,985
   Leasehold improvements                                1,354,481      1,567,513
                                                       -----------    -----------

                                                         4,377,166      4,589,573
   Accumulated depreciation and amortization            (3,347,565)    (3,207,977)
                                                       -----------    -----------

Property and equipment - net                             1,029,601      1,381,596
                                                       -----------    -----------

Other assets:
   Patent application costs, net of accumulated
      amortization of $296,459 at March 31, 2003 and
      $279,037 at December 31, 2002                        687,210        682,885
   Deferred financing costs, net of accumulated
      amortization of $9,420 at March 31, 2003 and
      $7,933 at December 31, 2002                           76,720         78,207
   Security deposit - New Jersey location                   16,000        639,000
   Other deposits and other assets                          26,082         33,223
                                                       -----------    -----------

Total other assets                                         806,012      1,433,315
                                                       -----------    -----------

                                                       $ 2,575,687    $ 3,698,366
                                                       ===========    ===========

*    Derived from audited financial statements.

             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      2003           2002 *
                                                                                  ------------   ------------
                                                                                  (Unaudited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                          $  3,740,617   $  3,773,063
   Accrued compensation                                                                343,614        274,253
   Accrued professional fees                                                           417,518        365,945
   Capital lease obligation - current                                                  146,607        142,620
   Loan payable - current                                                              158,752        155,578
   Advances payable                                                                    130,000             --
   Lease termination liability                                                         348,077             --
   Other obligations                                                                15,002,141     13,959,541
                                                                                  ------------   ------------

Total current liabilities                                                           20,287,326     18,671,000

Long-term liabilities:

   Loan payable - noncurrent                                                           572,507        613,405
   Capital lease obligation - noncurrent                                               176,912        215,093

                                                                                  ------------   ------------
Total Liabilities                                                                   21,036,745     19,499,498
                                                                                  ------------   ------------

Commitments and contingencies

Shareholders' equity/(deficit):
   Common stock, $.001 par value; authorized,
      200,000,000 shares; 26,567,770 shares issued, 26,547,770 shares outstanding, at March 31, 2003 and 23,204,693 shares issued, 23,184,693
      shares outstanding, at December 31, 2002                                          26,568         23,205
   Redeemable convertible preferred stock - Series B, stated
      value $10,000 per share; authorized 1,000,000 shares; 1,138 shares issued and outstanding, at March 31, 2003; 938 shares issued and outstanding, at
      December 31, 2002; liquidation preference $11,382,742 at March 31, 2003
      and $9,382,742 at December 31, 2002                                            6,153,032      5,037,087
   Additional paid-in capital                                                       65,731,338     61,174,830
   Deficit accumulated during the development stage                                (90,194,351)   (81,858,609)
   Treasury stock, at cost (20,000 shares at March 31, 2003
      and December 31, 2002                                                           (177,645)      (177,645)
                                                                                  ------------   ------------

                                                                                   (18,461,058)   (15,801,132)
                                                                                  ------------   ------------

                                                                                  $  2,575,687   $  3,698,366
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

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Cumulative
                                                                                  from
                                                                              March 12, 1991
                                              Three Months Ended March 31,    (inception) to
                                                   2003           2002        March 31, 2003
                                                -----------   ------------    --------------
Product revenue                                 $        --   $    116,415     $    265,665
                                                -----------   ------------     ------------
Expenses
   Research and development                         356,265      1,153,837       21,552,172
   Rent                                             244,965        174,737        3,107,616
   Consulting                                       (32,282)       169,872        5,685,059
   Personnel                                        970,570      2,073,443       30,360,889
   General and administrative                       630,022        910,576       15,414,603
   Interest and other expense                     1,068,551        784,181        9,369,161
   Interest income                                  (14,669)        (6,093)      (2,271,765)
   Lease termination costs                        1,130,243             --        1,130,243
   Loss on extinguishment of debt and series
      A preferred shares                                 --             --        1,004,027
                                                -----------   ------------     ------------

                                                  4,353,665      5,260,553       85,352,005
                                                -----------   ------------     ------------

Net loss                                         (4,353,665)    (5,144,138)     (85,086,340)

Preferred stock dividends                           923,077             --        2,049,011
Accretion of discount                             3,059,000             --        3,059,000
                                                -----------   ------------     ------------

Net loss applicable to common shareholders      $(8,335,742)  $ (5,144,138)    $(90,194,351)
                                                ===========   ============     ============

Net loss per share
   Basic and diluted                            $      (.34)  $       (.53)    $     (15.90)
                                                ===========   ============     ============

Weighted average shares outstanding
   Basic and diluted                             24,871,360      9,691,608        5,671,714
                                                ===========   ============     ============

             See notes to condensed unaudited financial statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                         Common stock      Preferred stock   Additional
                                                      ------------------   ---------------    paid-in
                                                       Shares     Amount   Shares   Amount    capital
                                                      ---------   ------   ------   ------   ----------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                           1,553,820   $1,554                     $     (684)
   First private placement ($.30 cash per share)        217,440      217                         64,783
   The Director ($1.15 and $5.30 cash per share)        149,020      149                        249,851
   Second private placement ($9.425 cash per share)      53,020       53                        499,947
Share issuance expenses                                                                         (21,118)
Net loss
                                                      ---------   ------                     ----------

Balance at December 31, 1991                          1,973,300    1,973                        792,779

Issuance of stock
   Second private placement ($9.425 cash per share)      49,320       49                        465,424
   Stock purchase agreement with the Director
      ($9.425 cash per share)                            31,820       32                        299,966
Share issuance expenses                                                                         (35,477)
Net loss
                                                      ---------   ------                     ----------

Balance at December 31, 1992                          2,054,440    2,054                      1,522,692

Issuance of stock
   Third private placement ($10.00 cash per share)      132,150      132                      1,321,368
   Stock purchase agreement with Home
      Insurance Company ($9.00 cash per share)          111,111      111                        999,888
   Stock purchase agreement with the Director
      ($9.425 cash per share)                            21,220       21                        199,979
   Shares issued in exchange for commission
      ($10.00 value per share)                              600        1                          5,999
Share issuance expenses                                                                        (230,207)
Net loss
                                                      ---------   ------                     ----------

Balance at December 31, 1993 (carried forward)        2,319,521    2,319                      3,819,719

                                                        Deficit
                                                      accumulated
                                                      during the                    Total
                                                      development   Treasury    shareholders'
                                                         stage       stock     equity/(deficit)
                                                      -----------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                                      $       870
   First private placement ($.30 cash per share)                                      65,000
   The Director ($1.15 and $5.30 cash per share)                                     250,000
   Second private placement ($9.425 cash per share)                                  500,000
Share issuance expenses                                                              (21,118)
Net loss                                              $  (281,644)                  (281,644)
                                                      -----------                -----------

Balance at December 31, 1991                             (281,644)                   513,108

Issuance of stock
   Second private placement ($9.425 cash per share)                                  465,473
   Stock purchase agreement with the Director
      ($9.425 cash per share)                                                        299,99
Share issuance expenses                                                              (35,477)
Net loss                                                 (785,941)                  (785,941)
                                                      -----------                -----------

Balance at December 31, 1992                           (1,067,585)                   457,161

Issuance of stock
   Third private placement ($10.00 cash per share)                                 1,321,500
   Stock purchase agreement with Home
      Insurance Company ($9.00 cash per share)                                       999,999
   Stock purchase agreement with the Director
      ($9.425 cash per share)                                                        200,000
   Shares issued in exchange for commission
      ($10.00 value per share)                                                         6,000
Share issuance expenses                                                             (230,207)
Net loss                                               (1,445,624)                (1,445,624)
                                                      -----------                -----------

Balance at December 31, 1993 (carried forward)         (2,513,209)                 1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                         Common stock      Preferred stock   Additional
                                                      ------------------   ---------------     paid-in
                                                       Shares     Amount   Shares   Amount     capital
                                                      ---------   ------   ------   ------   -----------
         (brought forward)                            2,319,521   $2,319                     $ 3,819,719

Issuance of stock
   Fourth private placement ($10.00 cash per share)      39,451       40                         397,672
   Stock purchase agreement with Home
      Insurance Company ($10.00 cash per share)          50,000       50                         499,950
Share issuance expenses                                                                           (8,697)
Net loss
                                                      ---------   ------                     -----------

Balance at December 31, 1994                          2,408,972    2,409                       4,708,644

Rent forgiveness                                                                                  40,740

Net loss
                                                      ---------   ------                     -----------

Balance at December 31, 1995                          2,408,972    2,409                       4,749,384

Initial public offering                               1,200,000    1,200                       5,998,800
Exercise of warrants                                     33,885       34                          33,851
Fifth private placement ($6.49 cash per share)          959,106      959                       6,219,838
Share issuance costs                                                                          (1,580,690)
Stock options issued for services                                                                152,000
Net loss
                                                      ---------   ------                     -----------

Balance at December 31, 1996 (carried forward)        4,601,963    4,602                      15,573,183

                                                        Deficit
                                                      accumulated
                                                      during the                    Total
                                                      development   Treasury    shareholders'
                                                         stage       stock     equity/(deficit)
                                                      -----------   --------   ----------------
         (brought forward)                            $(2,513,209)               $ 1,308,829

Issuance of stock
   Fourth private placement ($10.00 cash per share)                                  397,712
   Stock purchase agreement with Home
      Insurance Company ($10.00 cash per share)                                      500,000
Share issuance expenses                                                               (8,697)
Net loss                                               (1,675,087)                (1,675,087)
                                                      -----------                -----------

Balance at December 31, 1994                           (4,188,296)                   522,757

Rent forgiveness                                                                      40,740

Net loss                                               (1,022,723)                (1,022,723)
                                                      -----------                -----------

Balance at December 31, 1995                           (5,211,019)                  (459,226)

Initial public offering                                                            6,000,000
Exercise of warrants                                                                  33,885
Fifth private placement ($6.49 cash per share)                                     6,220,797
Share issuance costs                                                              (1,580,690)
Stock options issued for services                                                    152,000
Net loss                                               (2,649,768)                (2,649,768)
                                                      -----------                -----------

Balance at December 31, 1996 (carried forward)         (7,860,787)                 7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                          Common stock      Preferred stock    Additional
                                                       ------------------   ---------------     paid-in
                                                        Shares     Amount   Shares   Amount     capital
                                                       ---------   ------   ------   ------   -----------
         (brought forward)                             4,601,963   $4,602                     $15,573,183

Exercise of warrants                                   1,158,771    1,159                      10,821,632
Share issuance costs                                                                             (657,508)
Stock options and warrants issued for services                                                    660,000
Net loss
                                                       ---------   ------                     -----------

Balance at December 31, 1997                           5,760,734    5,761                      26,397,307

Exercise of warrants                                     221,486      221                       1,281,736
Stock options and warrants issued for services                                                  1,920,111
Sixth private placement                                  200,000      200                       1,788,498
Warrants issued in Sixth private placement                                                        211,302
Share issuance costs                                                                              (48,000)
Purchase of 6,600 shares of treasury stock (at cost)
Net loss
                                                       ---------   ------                     -----------

Balance at December 31, 1998                           6,182,220    6,182                      31,550,954

Exercise of warrants                                      14,103       14                          14,089
Stock options and warrants issued for services                                                     64,715
Seventh private placement ($8.75 cash per share)         389,156      389                       3,168,396
Warrants issued in Seventh private placement                                                      468,291
Eighth private placement ($5.50 cash per share)        1,636,364    1,637                       8,998,365
Share issuance costs                                                                             (619,908)
Purchase of 9,100 shares of treasury stock (at cost)
Net loss
                                                       ---------   ------                     -----------

Balance at December 31, 1999 (carried forward)         8,221,843    8,222                      43,644,902

                                                         Deficit
                                                       accumulated
                                                        during the                     Total
                                                       development    Treasury     shareholders'
                                                           stage        stock     equity/(deficit)
                                                       ------------   ---------   ----------------
         (brought forward)                             $ (7,860,787)                $  7,716,998

Exercise of warrants                                                                  10,822,791
Share issuance costs                                                                    (657,508)
Stock options and warrants issued for services                                           660,000
Net loss                                                 (4,825,663)                  (4,825,663)
                                                       ------------                 ------------

Balance at December 31, 1997                            (12,686,450)                  13,716,618

Exercise of warrants                                                                   1,281,957
Stock options and warrants issued for services                                         1,920,111
Sixth private placement                                                                1,788,698
Warrants issued in Sixth private placement                                               211,302
Share issuance costs                                                                     (48,000)
Purchase of 6,600 shares of treasury stock (at cost)                  $ (67,272)         (67,272)
Net loss                                                 (8,412,655)                  (8,412,655)
                                                       ------------   ---------     ------------

Balance at December 31, 1998                            (21,099,105)    (67,272)      10,390,759

Exercise of warrants                                                                      14,103
Stock options and warrants issued for services                                            64,715
Seventh private placement ($8.75 cash per share)                                       3,168,785
Warrants issued in Seventh private placement                                             468,291
Eighth private placement ($5.50 cash per share)                                        9,000,002
Share issuance costs                                                                    (619,908)
Purchase of 9,100 shares of treasury stock (at cost)                    (75,518)         (75,518)
Net loss                                                (10,040,509)                 (10,040,509)
                                                       ------------   ---------     ------------

Balance at December 31, 1999 (carried forward)          (31,139,614)   (142,790)      12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                          Common stock      Preferred stock   Additional
                                                       ------------------   ---------------     paid-in
                                                        Shares     Amount   Shares   Amount     capital
                                                       ---------   ------   ------   ------   -----------
         (brought forward)                             8,221,843   $8,222                     $43,644,902

Exercise of options and warrants                         175,532      175                         327,107
Stock options and warrants issued for services                                                     56,265
Ninth private placement ($15.00 cash per share)           66,667       67                         999,938
Warrants issued in Ninth private placement                                                         23,000
Tenth private placement ($6.75 cash per share)         1,247,566    1,248                       8,419,823
Share issuance costs                                                                             (641,500)
Purchase of 4,300 shares of treasury stock (at cost)
Net loss
                                                       ---------   ------                     -----------

Balance at December 31, 2000                           9,711,608    9,712                      52,829,535

Stock options issued for services                                                                 188,080
Net loss
                                                       ---------   ------                     -----------

Balance at December 31, 2001                           9,711,608    9,712                      53,017,615

                                                         Deficit
                                                       accumulated
                                                        during the                     Total
                                                       development     Treasury     shareholders'
                                                          stage         stock     equity/(deficit)
                                                       ------------   ---------   ----------------
         (brought forward)                             $(31,139,614)  $(142,790)    $ 12,370,720

Exercise of options and warrants                                                         327,282
Stock options and warrants issued for services                                            56,265
Ninth private placement ($15.00 cash per share)                                        1,000,005
Warrants issued in Ninth private placement                                                23,000
Tenth private placement ($6.75 cash per share)                                         8,421,071
Share issuance costs                                                                    (641,500)
Purchase of 4,300 shares of treasury stock (at cost)                    (34,855)         (34,855)
Net loss                                                (12,129,663)                 (12,129,663)
                                                        -----------   ---------     ------------

Balance at December 31, 2000                            (43,269,277)   (177,645)       9,392,325

Stock options issued for services                                                        188,080
Net loss                                                (15,885,377)                 (15,885,377)
                                                        -----------   ---------     ------------

Balance at December 31, 2001                            (59,154,654)   (177,645)      (6,304,972)

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

                                                      Common stock         Preferred stock      Additional
                                                 --------------------   --------------------     paid-in
                                                   Shares      Amount   Shares      Amount       capital
                                                 ----------   -------   ------   -----------   -----------
         (brought forward)                        9,711,608   $ 9,712                          $53,017,615

Exercise of options and warrants                    357,227       357
Stock options and warrants issued for services                                                     113,060
Warrants issued with convertible debentures                                                        440,523
Warrants issued with convertible redeemable
   preferred stock                                                                                 559,289
Convertible debenture conversion benefit                                                         1,042,663
Redeemable convertible preferred stock
   conversion benefit                                                                            1,097,886
Issuance of preferred stock                                                938   $ 9,382,742
Warrants issued with preferred stock              9,382,742     9,383             (3,479,043)    3,476,998
Share issuance costs - preferred stock                                              (866,612)      304,615
Preferred stock dividends                         3,753,116     3,753                            1,122,181
Net loss
                                                 ----------   -------    -----   -----------   -----------

Balance at December 31, 2002                     23,204,693    23,205      938     5,037,087    61,174,830

Exercise of options and warrants                  2,440,000     2,440                               (1,905)
Issuance of preferred stock                                                200     2,000,000
Warrants issued with preferred stock                                                (490,567)      490,567
Redeemable convertible preferred stock
   conversion benefit                                                                            3,059,000
Share issuance costs - preferred stock                                              (393,488)       86,692
Preferred stock dividends                           923,077       923                              922,154

Net loss
                                                 ----------   -------    -----   -----------   -----------

Balance at March 31, 2003                        26,567,770   $26,568    1,138   $ 6,153,032    65,731,338
                                                 ==========   =======    =====   ===========   ===========

                                                    Deficit
                                                  accumulated
                                                  during the                      Total
                                                  development    Treasury     shareholders'
                                                     stage        stock     equity/(deficit)
                                                 ------------   ---------   ----------------
         (brought forward)                       $(59,154,654)  $(177,645)    $ (6,304,972)

Exercise of options and warrants                                                       357
Stock options and warrants issued for services                                     113,060
Warrants issued with convertible debentures                                        440,523
Warrants issued with convertible redeemable
   preferred stock                                                                 559,289
Convertible debenture conversion benefit                                         1,042,663
Redeemable convertible preferred stock
   conversion benefit                                                            1,097,886
Issuance of  preferred stock                                                     9,382,742
Warrants issued with preferred stock                                                 7,338
Share issuance costs - preferred stock                                            (561,997)
Preferred stock dividends                          (1,125,934)
Net loss                                          (21,578,021)                 (21,578,021)
                                                 ------------   ---------     ------------

Balance at December 31, 2002                      (81,858,609)   (177,645)     (15,801,132)

Exercise of options and warrants                                                       535
Issuance of preferred stock                                                      2,000,000
Warrants issued with preferred stock
Redeemable convertible preferred stock
   conversion benefit                              (3,059,000)
Share issuance costs - preferred stock                                            (306,796)
Preferred stock dividends                            (923,077)

Net loss                                           (4,353,665)                  (4,353,665)
                                                 ------------   ---------     ------------

Balance at March 31, 2003                         (90,194,351)   (177,645)     (18,461,058)
                                                 ============   =========     ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Cumulative from
                                                                                   March 12, 1991
                                                    Three Months Ended March 31,   (inception) to
                                                        2003           2002        March 31, 2003
                                                     -----------   -----------     ---------------
Cash flows from operating activities
   Net loss                                          $(4,353,665)  $(5,144,138)     $(85,086,340)
   Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization                    157,010       175,559         3,990,030
        Amortization of deferred financing costs           1,487                         324,712
        Unrealized loss on marketable securities                                          11,404
        Realized loss on marketable securities                                             5,250
        Loss on sale of property and equipment                                             8,364
        Lease termination costs                        1,130,243                       1,130,243
        Non-cash stock compensation                                    755,257         3,154,231
        Non-cash imputed interest                      1,042,633                       8,355,059
        Loss on extinguishment of debt and series A
           preferred stock                                                             1,004,027
        Purchases of marketable securities                                           (19,075,122)
        Sales of marketable securities                                                19,130,920
        Changes in operating assets and liabilities
           Accounts receivable                             1,000       (51,740)          (14,324)
           Other current assets and other assets          20,598       (29,417)           39,729
           Accounts payable and accrued liabilities      142,354       386,110         4,583,942
                                                    ------------   -----------      ------------
      Net cash used in operating activities           (1,858,340)   (3,908,369)      (62,437,875)
                                                    ------------   -----------      ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
      capital leases                                        (625)     (128,259)       (4,454,522)
   Proceeds from sale of property and equipment                                           56,901
   Payments for patent applications                      (21,747)      (97,741)         (981,889)
   Organization costs                                                                    (10,238)
   Deposits                                                             31,629          (731,273)
   Purchases of marketable securities                                                   (594,986)
   Sale of marketable securities                                                         522,532
                                                    ------------   -----------      ------------

      Net cash provided by (used in) investing
         activities                                      (22,372)     (194,371)       (6,193,475)
                                                    ------------   -----------      ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                          Cumulative from
                                                                                           March 12, 1991
                                                           Three Months Ended March 31,    (inception) to
                                                                 2003         2002         March 31, 2003
                                                              ----------   ----------     ---------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                                                  $   515,500
   Proceeds from issuance of common stock                                                    53,550,522
   Proceeds from exercise of warrants                         $      535                          8,229
   Share issuance expenses and other financing costs            (306,796)                    (4,818,472)
   Purchase of treasury stock                                                                  (177,645)
   Proceeds from issuance of loans payable                                                    1,446,229
   Proceeds from other obligations                                         $4,000,000        10,000,000
   Proceeds from issuance of convertible debentures                                           5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                                                        1,200,000
   Proceeds from issuance of preferred stock - series B        2,000,000                      3,070,000
   Advances received                                             130,000                        130,000
   Repayment of capital lease obligations                        (34,194)     (21,432)         (233,126)
   Repayment of loan payable                                     (37,724)     (34,797)         (743,902)
   Repayment of other obligations                                    (33)                       (11,182)
   Repayment of notes payable                                                                  (515,500)
                                                              ----------   ----------       -----------

      Net cash provided by financing activities                1,751,788    3,943,771        69,328,653
                                                              ----------   ----------       -----------

      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                              (128,924)    (158,969)          697,303

Cash and cash equivalents at beginning of period                 826,227      854,025                --
                                                              ----------   ----------       -----------

Cash and cash equivalents at end of period                    $  697,303   $  695,056       $   697,303
                                                              ==========   ==========       ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                          Cumulative from
                                                                                          March 12, 1991
                                                           Three Months Ended March 31,   (inception) to
                                                                  2003       2002         March 31, 2003
                                                                --------   --------       ---------------
Supplemental disclosures of cash flow information:
   Noncash financing activities
      Capital lease obligations                                 $     --   $268,644          $  568,344
      Deferred offering costs included in
         accrued professional fees                                    --         --             314,697
      Financing costs - other long-term obligations
         included in accrued expenses                                 --         --              59,500
      Forgiveness of rent payable                                     --         --              40,740
      Share issuance expenses - warrants                              --         --             255,000
      Dividends on series B preferred stock paid in
         common shares                                           923,077         --           2,049,011
      Accretion of discount on preferred stock                 3,059,000         --           3,059,000
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants              86,692         --             391,307

   Cash paid for interest                                         25,000     26,876             569,858
   Cash paid for income taxes                                         --         --             199,576

             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2003 and 2002

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 2003, and the condensed statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002, and statements of shareholders' equity for the period from March 12, 1991 (inception) to March 31, 2003, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position as of March 31, 2003, results of operations and cash flows for the period from March 12, 1991 (inception) through March 31, 2003, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2002, annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2003, are not necessarily indicative of the operating results for the full year.

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

Basis of Presentation

Ortec is a development stage enterprise, which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of its product, OrCel, for treatment of Epidermolysis Bullosa and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these indications. Revenues to date have not been significant, as the Company has been focusing its efforts and resources towards its clinical trial for use of OrCel for the treatment of venous stasis ulcers.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5.3 million during the three months ended March 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $19.5 million, its total liabilities exceeded its total assets by $18.5 million and the Company has an accumulated deficit in its development stage of $90.2 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. ("Wainwright") an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. During 2002, Wainwright assisted the Company in raising financing of approximately $8.2 million and has raised an additional $2.0 million on February 26, 2003. While the Company can give no assurance of the total amount of financing that will be secured, Wainwright is continuing to assist the Company in raising financing in 2003. The Company has received a commitment to close on $4.0 million to $6.0 million of preferred equity financing in May 2003 from investors, some of whom have previously participated in the $10.2 million raised through March 31, 2003. This will enable the Company to complete its venous clinical pivotal trial, file its PMA with the FDA and execute its plan to engage the services of a third party manufacturer. Accomplishing these milestones could also enable the Company to raise an additional $5.0 million in 2003, through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments. The Company requires substantial funding to continue its research and development activities, clinical trials, manufacturing, marketing, sales, distribution, and administrative activities. The Company believes that its cash and cash equivalents on hand at March 31, 2003, (approximately $.7 million), the additional $4.0 million to $6.0 million committed to in May 2003, as well as the additional $5.0 million anticipated to be raised in 2003 will enable it to continue its operations for the next 12 months.

Additionally, the Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with the Company, in exchange for manufacturing, marketing, distribution or other rights to our product. However, the Company can give no assurance that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. If additional funding is not available when needed, the Company may not be able to continue operations.

These financial statements have been prepared assuming that the Company will continue as a going concern. Successful future operations depend upon the successful development and marketing of the Company's product. Historically the Company has funded its operating losses by periodically raising additional sources of capital. If additional funding is not available to the Company when needed, the Company may not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

NOTE 3 - NET LOSS PER SHARE

As of March 31, 2003, an aggregate of 16,118,429 outstanding warrants and options were excluded from the weighted average share calculations, as the effect was antidilutive. An aggregate of 11,382,742 shares of common stock, if converted at $1.00 per share or 45,530,968 common shares, if converted at the floor rate of $.25 per share, would be issuable upon the conversion of preferred stock outstanding at March 31, 2003. These were also excluded from the calculation of diluted net loss per share at March 31, 2003. As of March 31, 2002, an aggregate of 2,477,788 outstanding warrants and options were excluded from the weighted average share calculations, as the effect would be antidilutive. Basic loss per share, for the quarter ended March 31, 2003, includes 376,923 warrants, exercisable at $.001 per share reflected as outstanding from the date of grant and 440,000 options which were granted in 2002, were exercised in February 2003 and considered outstanding for the entire quarter.

NOTE 4 - EMPLOYEES STOCK OPTIONS

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter ended March 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                                          Quarter ended    Quarter ended
                                                          March 31, 2003   March 31, 2002
                                                          --------------   --------------
Net loss, as reported                                      $(8,335,742)     $(5,144,138)
                                                           -----------      -----------
Deduct: Total stock-based employee compensation expense
determined under fair value based method                      (183,000)        (192,000)
                                                           -----------      -----------
Pro forma net loss                                         $(8,518,742)      (5,336,138)
                                                           -----------      -----------
Loss per share:

   Basic and Diluted - as reported                         $      (.34)     $      (.53)
                                                           -----------      -----------
   Basic and Diluted - pro forma                           $      (.34)     $      (.55)
                                                           -----------      -----------

NOTE 5 - OTHER OBLIGATIONS

On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. ("Paul Capital"), which terminates on August 29, 2011. Under such agreement the Company was eligible to receive $10,000,000 during 2001. The Company received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002. In February 2003, Paul Capital and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing additional funding requirements by Paul Capital. On February 26, 2003, Paul Capital invested an additional $500,000 in Series B preferred stock, in concurrence with this amendment, which is included in the overall Series B convertible preferred financing (Note 8).

In consideration for the $10,000,000 million, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments.

Such annual amounts that Paul Capital will be able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement, interest has been accrued at 30% per annum. At such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material lower interest expense.

As defined in the agreement, in the event of a change in control of the Company or upon the occurrence of certain other events, including insolvency, Paul Capital has the option to put its revenue interest back to the Company for an amount of cash flows which will generate a 30% interest rate of return to Paul Capital. The Company also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interest in its products, for an amount of cash flows, which will generate a 35% internal rate of return to Paul Capital.

At December 31, 2002 and at March 31, 2003, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and in discussions with management regarding this issue, has indicated to the Company that it presently does not intend to exercise its option to require the Company to repurchase its revenue interest.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

NOTE 6 - LEGAL PROCEEDINGS, CLAIMS AND OTHER CONTINGENCIES

ClinTrials Networks, LLC (ClinTrials) has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage a portion of the FDA mandated clinical trial for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. In October 2002, ClinTrials commenced an arbitration proceeding against the Company, claiming that the Company owes ClinTrials $165,936 and that ClinTrials reserves the right to claim additional amounts from the Company, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under their agreement with us. The Company has denied ClinTrials' claim and has advised ClinTrials that it is not in breach of its contract. In March 2003, the Company filed a counterclaim for overpayment of $75,000 under the terms of the contract, and as such, the Company has not provided for any additional amounts due under this contract. An arbitration hearing is scheduled for June 2003.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against the Company in the Superior Court of New Jersey, Bergen County, claiming that the Company owes $196,762, plus interest, to PDI for services that they have performed. The Company has reached an agreement with PDI to pay $150,000 in settlement of the amount claimed. The Company has provided for the settlement amount owed.

On August 5, 2002, the Company entered into an agreement with the New Jersey Economic Development Administration (NJEDA) to lease approximately 26,000 square feet of production and office space, modifying an original lease for approximately 58,000 square feet. Monthly payments under such lease were scheduled to begin on January 1, 2003. As of March 31, 2003, the Company had not paid its February and March rent of approximately $71,000 due under such lease, however as the Company was in discussion with NJEDA regarding termination or deferral of this lease no default notice has been served under this lease. In April 2003 the Company and NJEDA agreed to terminate this lease. Based on the negotiations to date and the currently proposed terms of this termination settlement, which is subject to agreement by both parties and formal approval by NJEDA, Ortec has estimated a termination cost of approximately $.9 million, which includes $.3 million in settlement costs and $.6 million to reimburse NJEDA for construction and other costs incurred to date. These termination costs will be settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance due within 30 days of an agreement. In conjunction with the proposed terms of the settlement, NJEDA will also be granted 100,000 warrants to purchase common stock at an exercise price of $1.00 per common share which were valued at $3,000 at March 31, 2003. Also included in lease termination costs on the statement of operations is the write-off of $.2 million of leasehold improvements.

Ortec has executed a letter of intent with a third party manufacturer for the production of OrCel and is currently negotiating the terms of a final contract. These negotiations encompass the lease of production space as well as production personnel needed for the manufacture of OrCel product. Upon completion of these negotiations, the Company will be able to produce the large quantities of OrCel that will be required upon the anticipated receipt of FDA approval for the sale of product for use in the treatment of patients with venous stasis ulcers.

NOTE 7 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the three months ended March 31, 2003:

                               Stock Options    Warrants      Total
                               -------------   ----------   ----------
Balance at December 31, 2002     2,872,117     11,172,109   14,044,226
Granted                            265,000      4,376,923    4,641,923
Exercised                               --     (2,440,000)  (2,440,000)
Expired or cancelled              (127,720)            --     (127,720)
                                 ---------     ----------   ----------
Balance at March 31, 2003        3,009,397     13,109,032   16,118,429
                                 =========     ==========   ==========

Additionally, as of March 31, 2003, there were 3,800,000 stock options outstanding that were granted outside of the plan.

The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effect on net loss and net loss per share of the fair value of the options and warrants granted to employees during the quarter ended March 31, 2003. The Company issued 4,376,923 warrants to non-employees during this period, which were all issued in conjunction with the preferred stock financing. The fair market value of these warrants was recorded as equity financing costs. No options were granted to non-employees during this period. During the quarter ended March 31, 2003, 265,000 options were granted to employees.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTE 8 - PREFERRED STOCK ISSUANCES

In February 2003, Ortec received additional gross proceeds of $2 million from five of the investors, including Paul Capital (Note 5), who had purchased the Company's Series B convertible preferred stock in November and December 2002, and from one new investor. The Company issued to such six investors 200 shares of Series B convertible preferred stock, 2,923,077 shares of common stock (including 923,077 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance and 2,000,000 shares of common stock, which were issued upon exercise of Series A warrants exercised at $.001 per share) and warrants to purchase an additional 2,000,000 shares of common stock, of which warrants to purchase 1,000,000 shares are exercisable at $1.50 per share and warrants to purchase the other 1,000,000 shares are exercisable at $2.00 per share. In March 2003, in addition to cash compensation, Ortec also granted to Wainwright for its services in arranging such February 2003 Series B financing, and to one designee of Wainwright's, warrants to purchase an aggregate of 376,923 shares of common stock, exercisable at $0.001 per share.

The Company assigned values to the preferred stock and the Series A, Series B-1 and Series B-2 warrants issued to the investors of $1,509,434, $347,170, $75,472 and $67,925, respectively, based upon the relative fair market value of the Series B Preferred stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model. The Company valued the options granted to Wainwright at $87,000, using the Black-Scholes option pricing model. All of the above were reflected as share issuance costs related to the preferred stock.

The Company incurred $307,000 of financing fees relating to the preferred stock, which were paid in cash (of which $106,000 were reimbursements to Paul Capital pursuant to the terms of the Amended and Restated Agreement signed on February 26, 2003).

Additionally, since the conversion price of the preferred stock may be adjusted after February 1, 2003, the Company recognized an aggregate of $3,059,000 of additional discounts on the preferred issuances in 2003 and 2002 when calculated as of March 31, 2003 based upon the lowest available conversion price of $.25 per share. This conversion feature was charged to retained earnings as accretion of discount as of March 31, 2003.

NOTE 9 - ADVANCES FROM THIRD PARTIES

During the quarter ended March 31, 2003, the Company received non-interest bearing advances of $130,000 from certain investors.

NOTE 10 - SUBSEQUENT EVENTS

As noted in Note 2, the Company has received commitment to close on $4.0 million to 6.0 million of preferred equity financing in May 2003 from investors, some of whom have previously participated in the $10.2 million raised through March 31, 2003. This proposed financing consists of Series C convertible preferred shares at stated value of $6,000 per share, convertible into common shares at an initial conversion rate of $.20 per share. Dividends will be paid in cash or common shares at the option of the Company, at the rate of 6% per annum, increasing to 10% per annum beginning January 1, 2005. Beginning 180 days from issue, the Series C convertible preferred stock shall automatically convert, if the common stock of the Company trades at a price equal to or greater than $.60 per share for a period of 10 consecutive trading days. Additionally, each investor will be issued 12,000 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $.36 per common share. Beginning twenty-four months after the Closing, the Company may redeem the Series C warrants for $.01 per warrant if its common stock closes above $1.08 per share for 10 consecutive trading days.

Concurrently with the closing of this Series C convertible preferred financing, a majority in interest of the holders of the Company's Series B convertible preferred stock would agree to convert their preferred shares into common shares, at the fixed conversion rate of $.25 per share. Additionally, the exercise price of the Company's outstanding B-1 and B-2 warrants would be adjusted to $.40 per share and $.50 per share, respectively, for those holders who convert their Series B convertible preferred shares into common shares. The B-1 and B-2 warrants would be redeemable for $.01 per share if the Company's common stock closes above $1.00 and $1.25, respectively, for 10 consecutive trading days.

Upon completion of this Series C convertible preferred financing and Series B conversion, the Company plans on implementing a one to ten reverse common stock split, whereby each investor will be issued one new common stock or common stock equivalent for every ten shares or common stock equivalents owned prior to the reverse split. Upon completion of the one for ten reverse stock split and an estimated $6.0 million in Series C convertible preferred financing, the Company will have approximately 10 million common shares or equivalents outstanding, as well as approximately 2,462,000 warrants and 761,000 options, which includes 693,000 warrants exercisable at $4.00 per share, 569,000 warrants exercisable at $5.00 per share, 1,200,000 warrants exercisable at $3.60 per share, 550,000 options exercisable between $2.00 and $6.00 per share and 211,000 options and warrants exercisable at prices of $10.00 per share and above.

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

General

Since our inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, and autograft donor site wounds for burn victims. We call our product OrCel'TM' and in June 2001 we filed a trademark application for such name with the United States Patent and Trademark Office.

In February 2001 we received FDA approval to make commercial sales of OrCel for use on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002. As a result of this curtailment, there have been no sales of our product in the current quarter.

From inception to date, we have incurred cumulative net losses of approximately $90.2 million. We expect to continue to incur substantial losses through 2004, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

We are currently conducting a pivotal clinical trial using OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. As of May 2, 2003, we have enrolled 106 patients to participate in the pivotal clinical trial and we are anticipating a total enrollment of 120 patients to complete the trial. We expect to complete the venous stasis pivotal clinical trials during the second quarter of 2003, with submission of the FDA filing in September 2003. We anticipate obtaining FDA approval early in 2004 for the use of our OrCel product in the treatment of venous stasis ulcers.

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

We are in negotiations with and we have received a letter of intent from a third party manufacturer for the production of OrCel. If these negotiations are successful, we will be able to produce the large quantities of OrCel that will be required upon the anticipated receipt of FDA approval for the sale of our product for use in the treatment of patients with venous stasis ulcers. Concluding an agreement with the third party manufacturer will allow us to avoid the costlier plan of constructing our owned manufacturing facility. We are also concurrently in the process of evaluating various sales and marketing collaborative arrangements.

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

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale, is included in Research and Development costs. All research and development costs, including consulting and personnel costs, are expensed as incurred.

Other Obligations. We account for our Revenue Interest Assignment Agreement in a manner similar to that of debt and provide for interest to reflect the estimated cost of the funds anticipated under the terms of the agreement. Pursuant to the default provisions under the agreement, interest is accrued at 30% per annum. At such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material lower interest expense.

Results of Operations

Three Months Ended March 31, 2003, and March 31, 2002.

Revenues

We earned revenues of approximately $116,000 from commercial shipments of products to customers in the quarter ended March 31 2002. As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no revenues generated in the quarter ended March 31, 2003.

Expenses

Expenses decreased by approximately $.9 million from approximately $5.3 million in the 2002 quarter to approximately $4.4 million in the 2003 quarter.

Personnel. Personnel costs decreased by approximately $1.1 million to $1.0 million in the 2003 quarter, compared with $2.1 million in the 2002 quarter. This reduction in expense in the 2003 quarter resulted from management's decision in June 2002 to curtail manufacturing of product for sale and focus completely on conducting the pivotal venous stasis clinical trial. The headcount and personnel cost were higher in the 2002 quarter as we had increased staffing to manage two clinical trials, manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, initiate our sales and marketing program for our FDA approved product and for additional administrative personnel required as a result of such increased staffing levels.

Consulting. These fees decreased by $.2 million in the quarter ended March 31, 2003, compared with the quarter ended March 31, 2002. During the current quarter, the Company did not incur any consulting expenses, as we have been focused on completing the venous stasis clinical trial, and as such have utilized primarily existing personnel.

Research and Development. These expenses decreased by approximately $.8 million to $.4 million in the 2003 quarter, compared with $1.2 million in the 2002 quarter. This decrease in research and development expenses was due to the fact that during the 2003 quarter costs were incurred primarily for the venous ulcer pivotal clinical trial, whereas in 2002 costs were incurred for concluding the donor site pivotal clinical trial, as well as the venous and diabetic ulcers pilot trials.

General and Administrative. These expenses decreased by $.3 million from $.9 million in the 2002 quarter to $.6 million in the 2003 quarter, due to reduced marketing, recruitment and other expenses incurred in 2003 compared with 2002, during which period we were preparing for commercial sales of our product.

Rent and Lease Termination Costs. Rent expense increased by $70,000 in the 2003 quarter, due to the cost incurred to lease the New Jersey premises, which were not incurred in 2002. The Company and NJEDA have agreed to terminate this lease and in accordance with the proposed terms of this settlement has recorded termination expenses of $1.1 million at March 31, 2003. These cost included $.3 million in settlement costs, $.6 million to reimburse NJEDA for construction and other costs incurred to date and the write-off of $.2 million of other leasehold costs incurred directly by the Company.

Interest Expense. Interest expense increased by $.3 million in the quarter ended March 31, 2003, compared with the expense incurred in the quarter ended March 31, 2002, due to the non-cash imputed interest accrued on the Paul Capital agreement. Although interest was accrued at 30% per annum for both periods, at March 31, 2003, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2003, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

Liquidity and Capital Resources

Since inception (March 12, 1991) through March 31, 2003, we have accumulated a deficit of approximately $90.2 million and we expect to continue to incur substantial operating losses through 2004. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to March 31, 2003, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $48.7 million, we received net cash proceeds from the issuance of debentures and preferred stock of $10.2 million, and we have received a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the three months ended March 31, 2003, we used net cash for operating activities of approximately $1.9 million. Cash used in operating activities resulted primarily from our net loss of $4.4 million, offset by depreciation and amortization of approximately $.2 million, approximately $1.0 million of non-cash interest expense and approximately $1.1 million in costs for accrued lease termination costs, relating to the NJEDA lease.

In the quarter ended March 31, 2003, we received gross proceeds of $2.0 million from the issuance of preferred stock financing through H.C. Wainwright, advances of $.1 million against future financings and incurred $.3 million in financing costs. As a result of such preferred stock financing, common shares outstanding increased by 3.4 million shares, due to the exercise of warrants and the issuance of common stock for dividends payable on preferred stock.

On August 5, 2002, the Company entered into an agreement with the New Jersey Economic Development Administration (NJEDA) to lease approximately 26,000 square feet of production and office space, modifying an original lease for approximately 58,000 square feet. Due to the lower level of financing received in 2002 than had originally been planned, the Company and NJEDA have agreed to terminate this lease and are currently in the process of negotiating the terms of this termination settlement. Based on the negotiations to date, and in accordance with the currently proposed terms of this settlement, which is subject to agreement by both parties and formal approval by NJEDA, the Company has expensed the $637,000 security deposit (including accrued interest of $14,000), which had been paid to NJEDA and has provided for an additional settlement liability of approximately $350,000, which will be paid to NJEDA within 30 days of an agreement. In conjunction with the proposed terms of this settlement, NJEDA will also be granted 100,000 warrants to purchase common stock at an exercise price of $1.00 per common share. This settlement has released Ortec from its monthly lease obligation of approximately $35,000 over a three-year period, terminating on December 31, 2005, as well as its estimated obligation of approximately $7.0 million to complete the construction of these facilities.

Under the August 29, 2001 agreement, as amended, in consideration for the investment of $10.0 million, Paul Capital received 3-1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. As of March 31, 2003, we have provided for the effective cost of the amounts received from Paul Capital at 30% per annum, pursuant to default provisions of the agreement and we have accrued interest accordingly. However, at such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material lower interest expense. Under the August 29, 2001 agreement, as amended, beginning on January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to us from end user sales of our products. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments, compared to amounts owed based on actual sales. Such annual amounts Paul Capital will be able to draw in advance will range from $.6 million in 2003, $1.0 million in 2004 to $7.5 million in 2005 and thereafter.

At March 31, 2003, our liabilities exceeded the value of our assets and as such, we were technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and based on our discussions regarding this issue, has indicated to us that it presently does not intend to exercise its option to require us to repurchase its revenue interest. Additionally, in February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. On February 26, 2003, Paul Capital invested an additional $500,000 in our Series B preferred stock, in concurrence with this amendment.

As defined in the agreement, in the event of a change in control of Ortec or upon the occurrence of certain other events, Paul Capital has the option to put its revenue interest back to us for an amount as provided in the agreement. Ortec also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of Ortec or a complete divestiture by us of our products, for an amount provided in the agreement.

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

On March 27, 2002, we engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as our financial advisor in connection with raising capital for the Company through debt and/or equity financing. Wainwright has assisted us in raising financing of approximately $8.2 million in 2002 and has continued its financing efforts on our behalf in 2003, raising an additional $2.0 million in Series B convertible preferred stock, as of March 31, 2003. As part of this financing, the Company issued 2,000,000 Series A warrants at $.001 per share, which were immediately converted into common shares, 1,000,000 Series B-1 and 1,000,000 Series B-2 warrants exercisable at $1.50 per share and $2.00 per share, respectively. Dividends on our Series B preferred stock sold in such financing were paid in common shares at the rate of 12% per annum, resulting in the issue of 923,077 shares of common stock.

The Company anticipates closing on preferred equity financing of approximately $5.5 to $6.0 million, with firm commitments of approximately $4.0 million, in May 2003, from investors, some of whom have previously participated in the $10.2 million raised through March 31, 2003. This financing consists of Series C convertible preferred stock at a stated value of $6,000 per share, convertible into common shares at an initial conversion rate of $.20 per share. Dividends will be paid in cash or common shares at the option of the Company, at the rate of 6% per annum, increasing to 10% per annum beginning January 1, 2005. Beginning 180 days from issue, the Series C convertible preferred stock shall automatically convert, if the common stock of the Company trades at a price equal to or greater than $.60 per share for a period of 10 consecutive trading days. Additionally, each investor will be issued 12,000 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $.36 per common share. Beginning twenty-four months after the Closing, the Company may redeem the Series C warrants for $.01 per warrant if its common stock closes above $1.08 per share for 10 consecutive trading days.

Concurrently with the closing of this Series C convertible preferred financing, a majority in interest of the holders of the Company's Series B Convertible Preferred stock would agree to convert their preferred shares into common shares, at the conversion rate of $.25 per share. Additionally, the exercise price of the Company's outstanding B-1 and B-2 warrants would be adjusted to $.40 per share and $.50 per share, respectively. The B-1 and B-2 Warrants are redeemable for $.01 per share if the Company's common stock closes above $1.00 and $1.25, respectively, for 10 consecutive trading days. The Company expects additional investments in 2003 as part of the Series C preferred equity financing.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. While the Company can give no assurance of the total amount of financing that will be secured, Wainwright is continuing to assist the Company in raising financing in 2003. The Company anticipates closing on preferred equity financing of approximately $5.5 to $6.0 million, with firm commitments of approximately $4.0 million, in May 2003, from investors, some of whom have previously participated in the $10.2 million raised through March 31, 2003. This will enable the Company to complete its venous clinical pivotal trial, file its application for pre-market approval with the FDA and execute its plan to engage the services of a third party manufacturer. Accomplishing these milestones would enable the Company to raise an additional $5.0 million in 2003, through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments. The Company believes that its cash and cash equivalents on hand at March 31, 2003, (approximately $.7 million), the additional $4.0 million to $6.0 million committed to in May 2003, as well as the additional $5.0 million anticipated to be raised in 2003, will enable it to continue its operations for the next 12 months. The Company can give no assurance that additional investment or other funds can be secured.

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

                                     PART II

Item 1. Legal Proceedings and Claims

     In our quarter annual report on Form 10-QA for the three months ended September 30, 2002, we reported that ClinTrials Networks, LLC (ClinTrials) had commenced an arbitration proceeding against us claiming we owe ClinTrials $165,936, and that PDI, Inc. (PDI) commenced an action against us claiming that we owe PDI $205,000. In our annual report on Form 10-K for the year ended December 31, 2002, we reported the current status of those two proceedings against us.

     The arbitration between us and ClinTrials is now scheduled to take place in early June, 2003.

     In its action, PDI, in the second quarter of 2003, filed a motion for summary judgment against us for $196,762 plus interest. Such motion is scheduled to be heard on May 23, 2003. We have reached an agreement to settle this claim for $150,000, conditioned upon prompt payment by us. We expect to have the funds available for such payment from financing now being arranged.

Item 2. Changes in Securities

     (c)  Recent Sales of Unregistered Securities

     In our annual report on Form 10-K for the year ended December 31, 2002, we reported sale of our Series B convertible preferred stock in February 2003. In February 2003 we received gross proceeds of $2 million from five of the investors who had purchased our Series B convertible preferred stock in November and December 2002, and from one new investor. We issued to such six investors 200 shares of our Series B convertible preferred stock, 2,923,077 shares of our common stock (including 923,077 shares of our common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance) and warrants to purchase an additional 2,000,000 shares of our common stock, of which warrants to purchase 1,000,000 shares are exercisable at $1.50 per share and warrants to purchase the other 1,000,000 shares are exercisable at $2.00 per share. In March 2003, in addition to cash compensation, we also granted to H.C. Wainwright for its services in arranging such February 2003 Series B financing, and to one designee of Wainwright's, warrants to purchase an aggregate of 376,923 shares of our common stock, exercisable at $0.001 per share.

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

     During the first quarter of 2003 we granted to 15 employees (including one executive officer) options under our Employee Stock Option Plan, to purchase an aggregate of 265,000 shares of our common stock, at exercise prices ranging from $0.22 to $0.41 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) thereof because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on February 11, 2003, at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting our shareholders voted on five matters and all of such matters were approved.

     The first matter was the election of the members of our Board of Directors. All six of our directors were re-elected and the tabulation of the votes (both in person and by proxy) was as follows:

 NOMINEES FOR
  DIRECTORS         FOR       AGAINST   ABSTENTIONS
--------------   ----------   -------   -----------
Steven Katz      17,490,964    7,931      283,617
Mark Eisenberg   17,490,964    7,931      283,617
Ron Lipstein     17,494,977    3,918      283,617
Alain Klapholz   17,498,627      268      283,617
Steven Lilien    17,498,827       68      283,617
Allen Schiff     17,498,827       68      283,617

     There was no other director whose term of office as a director continued after the meeting.

     The second matter upon which our shareholders voted was the proposal to ratify the appointment by the Board of Directors of Grant Thornton LLP as independent certified public accountants for Ortec for 2003. The tabulation of the votes (both in person and by proxy) was as follows:

    FOR      AGAINST   ABSTENTIONS
----------   -------   -----------
17,728,407    34,273      19,900

     The third matter upon which our stockholders voted was on the proposal to approve an amendment to the Company's certificate of incorporation increasing from 35,000,000 to 200,000,000 the number of shares of common stock the Company is authorized to issue.

     The tabulation of votes (both in person and by proxy) on this proposal was as follows:

    FOR      AGAINST   ABSTENTIONS
----------   -------   -----------
17,423,169   338,091     21,300

     The fourth matter upon which our stockholders voted was on the proposal to authorize the Board of Directors, in its discretion, at any time prior to December 31, 2003, to amend the Company's certificate of incorporation, as amended and restated, to effect a reverse stock split of the Company's common stock at a ratio within the range from one-for-two to one-for-ten without further approval or authorization of the stockholders. The tabulation of the votes (both in person and by proxy) on this proposal was as follows:

    FOR      AGAINST   ABSTENTIONS
----------   -------   -----------
17,544,998   218,132     22,450

     The fifth matter upon which our stockholders voted was on the proposal to ratify and approve a third amendment to the Company's 1996 Stock Option Plan (the "Stock Option Plan" or the

"Plan") increasing the number of shares of the Company's Common Stock for which options can be granted under the Plan from 3,000,000 to 4,500,000 shares.

     The tabulation of the votes (both in person and by proxy) on this proposal was as follows:

    FOR      AGAINST   ABSTENTIONS
----------   -------   -----------
12,349,778   585,206     26,600

     There were 4,820,996 broker held non-voted shares represented at the meeting with respect to this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit No.                       Description
      -----------                       -----------
          3.1       Restated Certificate of Incorporation (1)

          3.2       Amendment to Restated Certification of Incorporation (2)

          3.3       Amendment to Certificate of Incorporation adopted June 28, 2002, being a
                    Certificate of Designation of the Relative Rights and Preferences of the Series
                    A Convertible Preferred Stock (3)

          3.4       Amendment to Certificate of Incorporation filed on August 26, 2002, being an
                    Amended Certificate of Designation of the Relative Rights and Preferences of the
                    Series B Convertible Preferred Stock (2)

          3.5       By-Laws (4)

         99.1       Certification of Principal Executive Officer (5)

         99.2       Certification of Principal Financial Officer (5)

----------
(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2) Filed as an Exhibit to our Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3)  Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002.

(4) Filed as an Exhibit to our Registration Statement on Form SB-2 (file no. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(5)  Filed herewith.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K in the first quarter of 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             Registrant:

                                             ORTEC INTERNATIONAL, INC.


         Date: May 15, 2003                  By:       /s/ Steven Katz
                                                 ------------------------------
                                                 Steven Katz, PhD
                                                 Chairman
                                                 (Principal Executive Officer)


         Date: May 15, 2003                  By:       /s/ Ron Lipstein
                                                 ------------------------------
                                                 Ron Lipstein
                                                 Vice Chairman/CEO and
                                                 Chief Financial Officer
                                                 (Principal Executive Officer)




                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ............................... 'TM'