Form 10-Q
period 2003-06-30
ORTEC INTERNATIONAL INC
filed 2003-08-18
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Yes [_] No [X]

                                   ----------

The number of shares outstanding of the issuer's common stock is 4,496,499, after giving effect to a one share for ten shares reverse stock split effective 5 PM EDT on June 24, 2003, (as of August 14, 2003)

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED JUNE 30, 2003

                               ITEMS IN FORM 10-Q

Facing Page                                                                                      Page
-----------                                                                                      ----
Part I

          Item 1.   Financial Statements (Unaudited).                                               1

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                       Operation.                                                                  20

          Item 3    Quantitative and Qualitative Disclosures About Market Risk.                  None

          Item 4    Controls and Procedures.                                                       26

Part II

          Item 1.   Legal Proceedings and Claims.                                                  26

          Item 2.   Changes in Securities and Use of Proceeds.                                     27

          Item 3.   Default Upon Senior Securities.                                              None

          Item 4.   Submission of Matters to a Vote of Security Holders.                         None

          Item 5.   Other Information.                                                           None

          Item 6.   Exhibits and Reports on Form 8-K.                                              32

Signatures                                                                                         30

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        JUNE 30,    DECEMBER 31,
                                                          2003         2002*
                                                      -----------   ------------
                                                      (Unaudited)
                    ASSETS

Current assets:
   Cash and cash equivalents                          $ 3,014,614   $   826,227
   Accounts receivable                                      5,374        15,324
   Other current assets                                    35,869        41,904
                                                      -----------   -----------

Total current assets                                    3,055,857       883,455

Property and equipment, at cost:
   Laboratory equipment                                 1,671,700     1,671,075
   Office furniture and equipment                       1,351,110     1,350,985
   Leasehold improvements                               1,354,481     1,567,513
                                                      -----------   -----------

                                                        4,377,291     4,589,573
   Accumulated depreciation and amortization           (3,487,158)   (3,207,977)
                                                      -----------   -----------

Property and equipment - net                              890,133     1,381,596
                                                      -----------   -----------

Other assets:
   Patent application costs, net of accumulated
      amortization of $314,057 at June 30, 2003 and
      $279,037 at December 31, 2002                       679,876       682,885
   Deferred financing costs, net of accumulated
      amortization of $10,908 at June 30, 2003 and
      $7,933 at December 31, 2002                          48,592        78,207
   Security deposit - New Jersey location                  16,000       639,000
   Other deposits and other assets                         23,669        33,223
                                                      -----------   -----------

Total other assets                                        768,137     1,433,315
                                                      -----------   -----------

                                                      $ 4,714,127   $ 3,698,366
                                                      ===========   ===========

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2003          2002*
                                                                                    ------------   ------------
                                                                                     (Unaudited)
               LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                            $  3,654,832   $  3,773,063
   Accrued compensation                                                                  398,178        274,253
   Accrued professional fees                                                             355,105        365,945
   Capital lease obligation - current                                                    150,706        142,620
   Loan payable - current                                                                161,991        155,578
   Advances payable                                                                      130,000
   Other obligations                                                                  16,131,440     13,959,541
                                                                                    ------------   ------------
Total current liabilities                                                             20,982,252     18,671,000

Long-term liabilities:

   Loan payable - noncurrent                                                             530,774        613,405
   Capital lease obligation - noncurrent                                                 137,663        215,093
                                                                                    ------------   ------------
Total Liabilities                                                                     21,650,689     19,499,498
                                                                                    ------------   ------------

Commitments and contingencies

Shareholders' equity/(deficit):
   Common stock, $.001 par value; authorized, 200,000,000 shares, 5,078,333 shares issued, 5,076,333 shares outstanding, at June 30, 2003 and 2,320,469
      shares issued, 2,318,469 shares outstanding, at December 31, 2002                    5,078          2,320
Preferred stock, $.001 par value; authorized, 1,000,000 shares,
   Redeemable convertible preferred stock - Series B, stated value $10,000 per share; authorized 1,200 shares; 533 shares issued and outstanding, at June
      30, 2003 and 938 shares issued and outstanding, at December 31, 2002;
      liquidation preference $5,328,852 at June 30, 2003 and $9,382,742
      at December 31, 2002                                                             2,899,461      5,037,087
   Redeemable convertible preferred stock - Series C, stated
      value $6,000 per share; authorized 2,000 shares;
      890 shares issued and outstanding, at June 30, 2003,
      liquidation  preference $5,340,000  at June 30, 2003                             3,466,338
Additional paid-in capital                                                            71,544,945     61,195,715
Deficit accumulated during the development stage                                     (94,674,739)   (81,858,609)
Treasury stock, at cost (2,000 shares at June 30, 2003
   and December 31, 2002                                                                (177,645)      (177,645)
                                                                                    ------------   ------------

                                                                                     (16,936,562)   (15,801,132)
                                                                                    ------------   ------------

                                                                                    $  4,714,127   $  3,698,366
                                                                                    ============   ============

Common stock shares and amount adjusted to reflect one for ten reverse stock split declared on June 24, 2003

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Six months            Cumulative from
                                      Three months ended June 30,          ended June 30,          March 12, 1991
                                      ---------------------------   ---------------------------    (inception) to
                                           2003          2002           2003           2002        June 30, 2003
                                       -----------   -----------    ------------   ------------   ---------------
Product revenue                        $        --   $    92,535    $         --   $    208,950    $    265,665
                                       -----------   -----------    ------------   ------------    ------------
Expenses
   Research and development                501,974     1,060,793         858,239      2,214,630      22,054,146
   Rent                                     91,607       210,038         336,572        385,269       3,199,223
   Consulting                                3,151       174,406         (29,131)       344,278       5,688,210
   Personnel                             1,049,865     2,097,025       2,020,435      4,170,468      31,410,754
   General and administrative              515,570       941,356       1,145,592      1,851,439      15,930,173
   Interest and other expense            1,153,732     2,882,691       2,222,283      3,666,872      10,522,893
   Lease termination costs                 (11,077)                    1,119,166                      1,119,166
   Loss on extinguishment of debt
      and series A preferred stock                                                                    1,004,027
   Interest income                             (29)       (1,227)        (14,698)        (7,320)     (2,271,794)
                                       -----------   -----------    ------------   ------------    ------------
                                         3,304,793     7,365,082       7,658,458     12,625,636      88,656,798
                                       -----------   -----------    ------------   ------------    ------------
Net loss                                (3,304,793)   (7,272,547)     (7,658,458)   (12,416,686)    (88,391,133)
Preferred stock dividends                   55,595                       978,672                      2,104,606
Preferred stock deemed dividends
      and discounts                      1,120,000            --       4,179,000             --       4,179,000
                                       -----------   -----------    ------------   ------------    ------------
Net loss applicable to common
   shareholders                        $(4,480,388)  $(7,272,547)   $(12,816,130)  $(12,416,686)   $(94,674,739)
                                       ===========   ===========    ============   ============    ============
Net loss per share
   Basic and diluted                   $     (1.19)  $     (7.50)   $      (4.09)  $     (12.81)   $    (146.78)
                                       ===========   ===========    ============   ============    ============
Weighted average shares outstanding
   Basic and diluted                     3,777,995       969,161       3,132,558        969,161         644,995
                                       ===========   ===========    ============   ============    ============

Shares outstanding and per share amounts adjusted to reflect one for ten reverse stock split declared on June 24, 2003

See notes to condensed unaudited financial statements.

                           Ortecc International, Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                                      Common stock       Preferred stock
                                                    ----------------   -------------------
                                                     Shares   Amount   Series B   Series C
                                                    -------   ------   --------   --------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                         155,382    $155
   First private placement ($.03 cash per share)     21,744      22
   The Director ($.12 and $.53 cash per share)       14,902      15
   Second private placement ($.94 cash per share)     5,302       5
Share issuance expenses
Net loss
                                                    -------    ----

Balance at December 31, 1991                        197,330     197

Issuance of stock
   Second private placement ($.94 cash per share)     4,932       5
   Stock purchase agreement with the Director
      ($.94 cash per share)                           3,182       3
Share issuance expenses

Net loss
                                                    -------    ----

Balance at December 31, 1992                        205,444     205

Issuance of stock
   Third private placement ($1.00 cash per share)    13,215      13
   Stock purchase agreement with Home
      Insurance Company ($.94 cash per share)        11,111      11
   Stock purchase agreement with the Director
      ($.09 cash per share)                           2,122       2
   Shares issued in exchange for commission
      ($1.00 value per share)                            60       1
Share issuance expenses
Net loss
                                                    -------    ----
Balance at December 31, 1993 (carried forward)      231,952     232

                                                                   Deficit
                                                                 accumulated
                                                    Additional    during the                   Total
                                                      paid-in    development   Treasury     shareholders'
                                                      capital       stage        stock    equity/(deficit)
                                                    ----------   -----------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                         $      715                               $       870
   First private placement ($.03 cash per share)        64,978                                    65,000
   The Director ($.12 and $.53 cash per share)         249,985                                   250,000
   Second private placement ($.94 cash per share)      499,995                                   500,000
Share issuance expenses                                (21,118)                                  (21,118)
Net loss                                                         $  (281,644)                   (281,644)
                                                    ----------   -----------                 -----------

Balance at December 31, 1991                           794,555      (281,644)                    513,108

Issuance of stock
   Second private placement ($.94 cash per share)      465,468                                   465,473
   Stock purchase agreement with the Director
      ($.94 cash per share)                            299,995                                   299,998
Share issuance expenses                                (35,477)                                  (35,477)

Net loss                                                            (785,941)                   (785,941)
                                                    ----------   -----------                 -----------

Balance at December 31, 1992                         1,524,541    (1,067,585)                    457,161

Issuance of stock
   Third private placement ($1.00 cash per share)    1,321,487                                 1,321,500
   Stock purchase agreement with Home
      Insurance Company ($.94 cash per share)          999,988                                   999,999
   Stock purchase agreement with the Director
      ($.09 cash per share)                            199,998                                   200,000
   Shares issued in exchange for commission
      ($1.00 value per share)                            5,999                                     6,000
Share issuance expenses                               (230,207)                                 (230,207)
Net loss                                                          (1,445,624)                 (1,445,624)
                                                    ----------   -----------                 -----------

Balance at December 31, 1993 (carried forward)       3,821,806    (2,513,209)                  1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                       Common stock       Preferred stock
                                                     ----------------   -------------------
                                                      Shares   Amount   Series B   Series C
                                                     -------   ------   --------   --------
           (brought forward)                         231,952    $232

Issuance of stock
   Fourth private placement ($1.00 cash per share)     3,945       4
   Stock purchase agreement with Home
      Insurance Company ($1.00 cash per share)         5,000       5
Share issuance expenses
Net loss
                                                     -------    ----

Balance at December 31, 1994                         240,897     241

Rent forgiveness

Net loss
                                                     -------    ----

Balance at December 31, 1995                         240,897     241

Initial public offering                              120,000     120
Exercise of warrants                                   3,388       3
Fifth private placement ($.65 cash per share)         95,911      96

Share issuance costs
Stock options issued for services
Net loss
                                                     -------    ----

Balance at December 31, 1996 (carried forward)       460,196     460

                                                                     Deficit
                                                                   accumulated
                                                      Additional    during the                   Total
                                                       paid-in     development   Treasury     shareholders'
                                                       capital        stage       stock     equity/(deficit)
                                                     -----------   -----------   --------   ----------------
           (brought forward)                         $ 3,821,806   $(2,513,209)               $ 1,308,829

Issuance of stock
   Fourth private placement ($1.00 cash per share)       397,708                                  397,712
   Stock purchase agreement with Home
      Insurance Company ($1.00 cash per share)           499,995                                  500,000
Share issuance expenses                                   (8,697)                                  (8,697)
Net loss                                                            (1,675,087)                (1,675,087)
                                                     -----------   -----------                -----------

Balance at December 31, 1994                           4,710,812    (4,188,296)                   522,757

Rent forgiveness                                          40,740                                   40,740

Net loss                                                            (1,022,723)                (1,022,723)
                                                     -----------   -----------                -----------

Balance at December 31, 1995                           4,751,552    (5,211,019)                  (459,226)

Initial public offering                                5,999,880                                6,000,000
Exercise of warrants                                      33,882                                   33,885
Fifth private placement ($.65 cash per share)          6,220,701                                6,220,797

Share issuance costs                                  (1,580,690)                              (1,580,690)
Stock options issued for services                        152,000                                  152,000
Net loss                                                            (2,649,768)                (2,649,768)
                                                     -----------   -----------                -----------

Balance at December 31, 1996 (carried forward)        15,577,325    (7,860,787)                7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                      Common stock        Preferred stock
                                                     ----------------   -------------------
                                                     Shares    Amount   Series B   Series C
                                                     -------   ------   --------   --------
                  (brought forward)                  460,196    $460

Exercise of warrants                                 115,877     116
Share issuance costs
Stock options and warrants issued for services
Net loss
                                                     -------    ----
Balance at December 31, 1997                         576,073     576

Exercise of warrants                                  22,149      22
Stock options and warrants issued for services
Sixth private placement                               20,000      20
Warrants issued in Sixth private placement
Share issuance costs
Purchase of 660 shares of treasury stock (at cost)
Net loss
                                                     -------    ----
Balance at December 31, 1998                         618,222     618
Exercise of warrants                                   1,410       1
Stock options and warrants issued for services
Seventh private placement ($.88 cash per share)       38,916      39
Warrants issued in Seventh private placement
Eighth private placement ($.55 cash per share)       163,636     164
Share issuance costs
Purchase of 910 shares of treasury stock (at cost)
Net loss
                                                     -------    ----
Balance at December 31, 1999 (carried forward)       822,184     822

                                                                     Deficit
                                                                   accumulated
                                                     Additional    during the                      Total
                                                       paid-in     development   Treasury     shareholders'
                                                       capital        stage        stock     equity/(deficit)
                                                    -----------   ------------   ---------   ----------------
                  (brought forward)                 $15,577,325    $ (7,860,787)               $  7,716,998

Exercise of warrants                                 10,822,675                                  10,822,791
Share issuance costs                                   (657,508)                                   (657,508)
Stock options and warrants issued for services          660,000                                     660,000
Net loss                                                             (4,825,663)                 (4,825,663)
                                                    -----------    ------------                ------------
Balance at December 31, 1997                         26,402,492     (12,686,450)                 13,716,618

Exercise of warrants                                  1,281,935                                   1,281,957
Stock options and warrants issued for services        1,920,111                                   1,920,111
Sixth private placement                               1,788,678                                   1,788,698
Warrants issued in Sixth private placement              211,302                                     211,302
Share issuance costs                                    (48,000)                                    (48,000)
Purchase of 660 shares of treasury stock (at cost)                                $ (67,272)        (67,272)
Net loss                                                             (8,412,655)                 (8,412,655)
                                                    -----------    ------------   ---------    ------------
Balance at December 31, 1998                         31,556,518     (21,099,105)    (67,272)     10,390,759
Exercise of warrants                                     14,102                                      14,103
Stock options and warrants issued for services           64,715                                      64,715
Seventh private placement ($.88 cash per share)       3,168,746                                   3,168,785
Warrants issued in Seventh private placement            468,291                                     468,291
Eighth private placement ($.55 cash per share)        8,999,838                                   9,000,002
Share issuance costs                                   (619,908)                                   (619,908)
Purchase of 910 shares of treasury stock (at cost)                                  (75,518)        (75,518)
Net loss                                                            (10,040,509)                (10,040,509)
                                                    -----------    ------------   ---------    ------------
Balance at December 31, 1999 (carried forward)       43,652,302     (31,139,614)   (142,790)     12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                       Common stock       Preferred stock
                                                     ----------------   -------------------
                                                     Shares    Amount   Series B   Series C
                                                     -------   ------   --------   --------
                  (brought forward)                  822,184    $822

Exercise of options and warrants                      17,553      17
Stock options and warrants issued for services
Ninth private placement ($1.50 cash per share)         6,667       7
Warrants issued in Ninth private placement
Tenth private placement ($.68 cash per share)        124,757     125
Share issuance costs
Purchase of 430 shares of treasury stock (at cost)
Net loss
                                                     -------    ----
Balance at December 31, 2000                         971,161     971

Stock options issued for services
Net loss
                                                     -------    ----

Balance at December 31, 2001                         971,161     971

                                                                     Deficit
                                                                   accumulated
                                                    Additional      during the                     Total
                                                      paid-in      development    Treasury     shareholders'
                                                      capital         stage         stock     equity/(deficit)
                                                    -----------    ------------   ---------   ----------------
                  (brought forward)                 $43,652,302    $(31,139,614)  $(142,790)    $12,370,720

Exercise of options and warrants                        327,265                                     327,282
Stock options and warrants issued for services           56,265                                      56,265
Ninth private placement ($1.50 cash per share)          999,998                                   1,000,005
Warrants issued in Ninth private placement               23,000                                      23,000
Tenth private placement ($.68 cash per share)         8,420,946                                   8,421,071
Share issuance costs                                   (641,500)                                   (641,500)
Purchase of 430 shares of treasury stock (at cost)                                  (34,855)        (34,855)
Net loss                                                            (12,129,663)                (12,129,663)
                                                    -----------    ------------   ---------     -----------
Balance at December 31, 2000                         52,838,276     (43,269,277)   (177,645)      9,392,325

Stock options issued for services                       188,080                                     188,080
Net loss                                                            (15,885,377)                (15,885,377)
                                                    -----------    ------------   ---------     -----------

Balance at December 31, 2001                         53,026,356     (59,154,654)   (177,645)     (6,304,972)

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                         Common stock            Preferred stock
                                                      ------------------   -------------------------
                                                        Shares    Amount     Series B     Series C
                                                      ---------   ------   -----------   -----------
                  (brought forward)                     971,161   $  971

Exercise of options and warrants                         35,723       36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock conversion
   benefit
Issuance of series B preferred stock (938 shares)                          $ 9,382,742
Warrants issued with preferred stock                    938,274      938    (3,479,043)
Share issuance costs - preferred stock                                        (866,612)
Preferred stock dividends                               375,311      375
Net loss
                                                      ---------   ------   -----------

Balance at December 31, 2002                          2,320,469    2,320     5,037,087

Exercise of options and warrants                        244,000      244
Issuance of  preferred stock: series B (200 shares)
   series C (890 shares)                                                     2,000,000   $ 5,340,000
Warrants issued with preferred stock                                          (490,567)   (1,135,276)
Share issuance costs - preferred stock                                        (393,488)     (738,386)
Conversion of series B preferred stock into common
   stock                                              2,421,556    2,422    (3,253,571)
Preferred stock deemed dividends and discounts
Preferred stock dividends                                92,308       92
Net loss
                                                      ---------   ------   -----------   -----------

Balance at June 30, 2003                              5,078,333   $5,078   $ 2,899,461   $ 3,466,338
                                                      =========   ======   ===========   ===========

                                                                       Deficit
                                                                     accumulated
                                                       Additional    during the                      Total
                                                        paid-in      development   Treasury      shareholders'
                                                        capital         stage        stock     equity/(deficit)
                                                      -----------   ------------   ---------   ----------------
                  (brought forward)                   $53,026,356   $(59,154,654)  $(177,645)   $ (6,304,972)

Exercise of options and warrants                              321                                        357
Stock options and warrants issued for services            113,060                                    113,060
Warrants issued with convertible debentures               440,523                                    440,523
Warrants issued with convertible redeemable
   preferred stock                                        559,289                                    559,289
Convertible debenture conversion benefit                1,042,663                                  1,042,663
Redeemable convertible preferred stock conversion
   benefit                                              1,097,886                                  1,097,886
Issuance of series B preferred stock (938 shares)                                                  9,382,742
Warrants issued with preferred stock                    3,485,443                                      7,338
Share issuance costs - preferred stock                    304,615                                   (561,997)
Preferred stock dividends                               1,125,559     (1,125,934)
Net loss                                                             (21,578,021)                (21,578,021)
                                                      -----------   ------------   ---------    ------------

Balance at December 31, 2002                           61,195,715    (81,858,609)   (177,645)    (15,801,132)

Exercise of options and warrants                           11,175                                     11,419
Issuance of  preferred stock: series B (200 shares)
   series C (890 shares)                                                                           7,340,000
Warrants issued with preferred stock                    1,625,843
Share issuance costs - preferred stock                    359,078                                   (772,796)
Conversion of series B preferred stock into common
   stock and series D preferred stock (483 shares)      3,251,149
Redeemable convertible preferred stock
   conversion benefit                                   4,179,000     (4,179,000)
Preferred stock dividends                                 922,985       (978,672)                    (55,595)
Net loss                                                              (7,658,458)                 (7,658,458)
                                                      -----------   ------------   ---------    ------------

Balance at June 30, 2003                              $71,544,945   $(94,674,739)  $(177,645)   $(16,936,562)
                                                      ===========   ============   =========    ============

Common stock shares and amounts adjusted to reflect one for ten reverse stock split on June 24, 2003

See notes to condensed unaudited financial statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Cumulative
                                                                                              from
                                                                                            March 12,
                                                                                              1991
                                                             Six Months ended June 30,   (inception) to
                                                            --------------------------      June 30,
                                                                2003          2002            2003
                                                            -----------   ------------   --------------
Cash flows from operating activities
   Net loss                                                 $(7,658,458)  $(12,416,656)   $(88,391,133)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                             314,202        333,767       4,147,222
      Amortization of deferred financing costs                    2,974         36,121         326,199
      Unrealized loss on marketable securities                                                  11,404
      Realized loss on marketable securities                                                     5,250
      Loss on sale of property and equipment                                                     8,364
      Cost to terminate lease on New Jersey facility          1,130,243                      1,130,243
      Non-cash stock compensation                                              106,260       3,154,231
      Non-cash imputed interest                               2,172,164      3,531,016       9,484,590
      Loss on extinguishment of debt and series A
         preferred stock                                                                     1,004,027
      Purchases of marketable securities                                                   (19,075,122)
      Sales of marketable securities                                                        19,130,920
      Changes in operating assets and liabilities
         Accounts receivable                                      9,950        (72,635)         (5,374)
         Other current assets and other assets                   42,230        246,234          61,361
         Accounts payable and accrued liabilities              (354,952)     1,268,452       4,086,636
                                                            -----------   ------------    ------------

      Net cash used in operating activities                  (4,341,647)    (6,967,441)    (64,921,182)
                                                            -----------   ------------    ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
      capital leases                                               (750)      (200,705)     (4,454,647)
   Proceeds from sale of property and equipment                                                 56,901
   Payments for patent applications                             (32,011)      (121,327)       (992,153)
   Organization costs                                                                          (10,238)
   Deposits                                                                    (42,093)       (731,273)
   Purchases of marketable securities                                                         (594,986)
   Sale of marketable securities                                                               522,532
                                                            -----------   ------------    ------------

      Net cash provided by (used in) investing activities       (32,761)      (364,125)     (6,203,864)
                                                            -----------   ------------    ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                         Cumulative
                                                                                           from
                                                                                          March 12,
                                                                                            1991
                                                           Six Months ended June 30,   (inception) to
                                                           -------------------------      June 30,
                                                               2003         2002            2003
                                                            ----------   ----------    --------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                                              $   515,500
   Proceeds from issuance of common stock                                                53,550,522
   Proceeds from exercise of warrants                       $   11,418                       19,112
   Share issuance expenses and other financing costs          (772,796)  $ (400,655)     (5,284,472)
   Purchase of treasury stock                                                              (177,645)
   Proceeds from issuance of loans payable                                                1,446,229
   Proceeds from other obligations                                        4,000,000      10,000,000
   Proceeds from issuance of convertible debentures                       2,583,000       5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                                    1,200,000       1,200,000
   Proceeds from issuance of  preferred stock - series B     2,000,000                    3,070,000
   Proceeds from issuance of preferred stock - series C      5,340,000                    5,340,000
   Advances received                                           130,000                      130,000
   Repayment of capital lease obligations                      (69,344)     (42,806)       (268,276)
   Repayment of loan payable                                   (76,218)     (70,304)       (782,396)
   Repayment of other obligations                                 (265)      (7,432)        (11,414)
   Repayment of notes payable                                                              (515,500)
                                                            ----------   ----------     -----------

      Net cash provided by financing activities              6,562,795    7,261,803      74,139,660
                                                            ----------   ----------     -----------

      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                         2,188,387      (69,763)      3,014,614

Cash and cash equivalents at beginning of period               826,227      854,025              --
                                                            ----------   ----------     -----------

Cash and cash equivalents at end of period                  $3,014,614   $  784,262     $ 3,014,614
                                                            ==========   ==========     ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                     Cumulative
                                                                                        From
                                                                                      March 12,
                                                                                        1991
                                                       Six Months ended June 30,   (inception) to
                                                       -------------------------      June 30,
                                                          2003          2002            2003
                                                       ----------   ------------   --------------
Supplemental disclosures of cash flow information:
   Noncash financing activities
      Capital lease obligations                        $       --     $268,644       $  568,344
      Deferred offering costs included in accrued
         professional fees                                     --           --          314,697
      Financing costs - other long-term obligations
         included in accrued expenses                          --           --           59,500
      Forgiveness of rent payable                              --           --           40,740
      Share issuance expenses - warrants                       --           --          255,000
      Dividends on series B preferred stock paid in
         common shares                                    923,077           --        2,049,011
      Accretion of discount on preferred stock          4,179,000                     4,179,000
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants       86,692           --          391,307
      Share issuance expenses for series C preferred
         stock incurred through issuance of warrants      272,386           --          272,386

   Cash paid for interest                                  44,931       26,876          589,789
   Cash paid for income taxes                                 750           --          200,326

See notes to condensed unaudited financial statements.

                           ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2003, and the condensed statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the statements of shareholders' equity (deficiency) and cash flows for the six month periods ended June 30, 2003 and 2002, and for the period from March 12, 1991 (inception) to June 30, 2003, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 2003, results of operations for the three and six month periods ended June 30, 2003 and 2002, and stockholders equity and cash flows for the six month periods ended June 30, 2003 and 2002 and for the period from March 12, 1991 (inception) to June 30, 2003, have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2002 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the operating results for the full year or for any other interim period.

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

Basis of Presentation

Ortec is a development stage enterprise, which had no operating revenue prior to December 2001. During 2001, the Company received Food and Drug Administration ("FDA") approval for the use of OrCel on patients with recessive dystrophic epidermolysis bullosa undergoing reconstructive surgery and donor sites in burn patients. The Company then began marketing and selling its product for use on patients with these indications. Revenues to date have not been significant, as the Company has been focusing its efforts and resources towards its clinical trial for use of OrCel for the treatment of venous stasis ulcers.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3.3 million and $7.7 million during the three and six months ended June 30, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $17.9 million, its total liabilities exceeded its total assets by $16.9 million and the Company has an accumulated deficit in its development stage of $94.2 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2002, the Company engaged an investment banking firm to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. During 2002, using the services of the investment banking firm the Company raised capital of approximately $8.2 million and in 2003 has raised an additional $2.0 million, $5.3 million, and $.4 million in February, May, and July, respectively. While the Company can give no assurance of the total amount of financing that will be secured, the Company is continuing to use the services of an investment banking firm in raising capital in 2003 and expects to raise an additional $6.0 million. The funds received to date, as well as the anticipated additional capital will enable the Company to complete its venous clinical pivotal trial, file its PMA with the FDA and execute its plan to engage the services of a third party manufacturer. Accomplishing these milestones could also enable the Company to raise additional financing through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments and to launch sales of its OrCel product in the second half of 2004. The Company requires substantial funding to continue its research and development activities, clinical trials, manufacturing, marketing, sales, distribution, and administrative activities. The Company believes that its cash and cash equivalents on hand at June 30, 2003, (approximately $3.0 million), as well as the additional $6.0 million anticipated to be raised in 2003 will enable it to continue its operations for the next 12 months.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. Successful future operations depend upon the successful development and marketing of the Company's product. Historically, the Company has funded its operating losses by periodically raising additional capital. If additional funding is not available to the Company when needed, the Company may not be able to continue operations. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

Common Stock Reverse Split

On June 24, 2003, the Company executed a reverse stock split of its common shares outstanding, whereby every stockholder, warrant and option holder, was granted one new common share or warrant or option to purchase common shares, for every ten outstanding common shares (or its equivalent). The par value of the common shares remained unchanged at $.001 per share, however, the exercise prices of the warrants and options outstanding were adjusted as a result of this reverse split. The number of common shares, warrants, and options outstanding were reduced as a result of this one for ten reverse split to common shares, warrants, and options outstanding of 5,076,333, 3,024,730, and 1,703,303, respectively. The conversion rates the Preferred stock outstanding was also adjusted accordingly, and as of June 30, 2003 would result in the issuance of 9,844,541 shares of common shares, if converted.

As a result of this reverse split, 2,963,648 warrants are exercisable at prices ranging from $.01 to $6.00 and 61,082 warrants are exercisable at prices in excess of $6.00. Similarly, 1,508,954 options are exercisable at pries ranging from $1.80 to $6.00 and 194,348 options are exercisable at prices in excess of $10.00.

Employees Stock Options

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter and six months ended June 30, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and six months ended June 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                                             Quarter Ended  Six Months Ended  Quarter Ended  Six Months Ended
                                                             June 30, 2003   June 30, 2003    June 30, 2002    June 30, 2002
                                                             -------------  ----------------  -------------  ----------------
Net loss, as reported ....................................    $(4,480,388)    $(12,816,130)    $(7,272,547)    $(12,416,686)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method ..............     (1,003,000)      (1,186,000)       (197,000)        (389,000)
Pro forma net loss .......................................    $(5,483,388)    $(14,002,130)    $(7,469.547)    $(12,805,686)
Loss per share:
   Basic and Diluted - as reported .......................    $     (1.19)    $      (4.09)    $     (7.50)    $     (12.81)
   Basic and Diluted - pro forma .........................    $     (1.45)    $      (4.47)    $     (7.71)    $     (13.21)

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The Company early adopted the provisions related to debt extinguishments during the year ended December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement
No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS
No. 148 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not had a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

NOTE 3- NET LOSS PER SHARE

On June 24, 2003, the Company effected a one for ten reverse stock split of its' common shares outstanding. Loss per share for all periods presented have been adjusted as a result of this reverse stock split. As of June 30, 2003, an aggregate of 4,728,032 outstanding warrants and options were excluded from the diluted weighted average share calculations, as the effect was antidilutive. An aggregate of 166,667 shares of common stock, if converted at $3.00 per share and 1,931,541 common shares if converted at $2.50 would be issuable upon the conversion of Series B preferred stock, and 2,670,000 common shares, if converted at $2.00 per share, would be issuable upon the conversion of Series C preferred stock outstanding at June 30, 2003. These were also excluded from the calculation of diluted net loss per share at June 30, 2003. As of June 30, 2002, an aggregate of 374,013 outstanding warrants and options were excluded from the diluted weighted average share calculations, as the effect would be antidilutive. Basic and diluted loss per share, for the six months ended June 30, 2003, includes warrants to purchase 187,212 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

NOTE 4 - OTHER OBLIGATIONS

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

In consideration for the $10,000,000 million, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital is able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. As of June 30, 2003, there have been no advance payments made to Paul Capital, as the Company is not engaged in sales activity. The Company is in the process of negotiating an amendment to the agreement with Paul Capital, relating to these advance payments.

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

At December 31, 2002, March 31, 2003, and June 30, 2003, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and in discussions with management regarding this issue, has indicated to the Company that it presently does not intend to exercise its option to require the Company to repurchase its revenue interest.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

Ortec has executed a letter of intent with a third party manufacturer for the production of OrCel and is in the process of negotiating the terms of a final contract. These negotiations encompass the lease of production space as well as production personnel needed for the manufacture of OrCel product. Upon completion of these negotiations, the Company expect to have the capacity to produce the large quantities of OrCel that may be required upon the anticipated receipt of FDA approval for the sale of product for use in the treatment of patients with venous stasis ulcers.

NOTE 5 - LEGAL PROCEEDINGS, CLAIMS AND OTHER CONTINGENCIES

ClinTrials Networks, LLC (ClinTrials) has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage a portion of the FDA mandated clinical trial for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. In October 2002, ClinTrials commenced an arbitration proceeding against the Company, claiming that the Company owes ClinTrials $165,936 and that ClinTrials reserves the right to claim additional amounts from the Company, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under their agreement with us. The Company has denied ClinTrials' claim and has advised ClinTrials that it is not in breach of its contract. In March 2003, the Company filed a counterclaim for overpayment of $75,000 under the terms of the contract, and as such, the Company has not provided for any additional amounts due under this contract. Arbitration hearings between Ortec and ClinTrials took place in July 2003, and during this hearing ClinTrials increased its claim to approximately $400,000, plus reimbursement of legal fees. Ortec is now awaiting the arbitrator's decision regarding resolution of this matter. The outcome of this litigation cannot be determined at the present time.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against the Company in the Superior Court of New Jersey, Bergen County, claiming that the Company owes $196,762, plus interest, to PDI for services that they have performed. The Company reached an agreement with PDI and in May 2003 paid $150,000 in settlement of the amount claimed.

On August 5, 2002, the Company entered into an agreement with the New Jersey Economic Development Administration (NJEDA) to lease approximately 26,000 square feet of production and office space, modifying an original lease for approximately 58,000 square feet. Monthly payments under such lease were scheduled to begin on January 1, 2003. On June 9, 2003 the Company and NJEDA executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. This termination costs was settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003.

NOTE 6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the six months ended June 30, 2003:

                                      Stock Options    Warrants     Total
                                      -------------   ---------   ---------
Balance at December 31, 2002 ......      287,212      1,117,211   1,404,423
Granted ...........................      160,761      2,189,212   2,349,973
Exercised .........................           --       (244,000)   (244,000)
Expired or cancelled ..............      (19,072)            --     (19,072)
                                         -------      ---------   ---------
Balance at June 30, 2003 ..........      428,901      3,062,423   3,491,324
                                         =======      =========   =========

Additionally, as of June 30, 2003, there were 1,274,000 stock options outstanding that were granted outside of the plan. All options and warrants activity and outstanding balances have been adjusted for the one for ten reverse split executed on June 24, 2003.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter and six months ended June 30, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effect on net loss and net loss per share of the fair value of the options and warrants granted to employees during the quarter and six months ended June 30, 2003. The Company issued 1,751,521 and 2,189,212 warrants to non-employees during the three and six-month periods ended June 30 2003, which were all issued in conjunction with the preferred stock financing. The fair market value of these warrants was recorded as equity financing costs. 2,500 options were granted to non-employees during the quarter and six-month period, with $3,000 of expense recorded. During the quarter and six month ended June 30, 2003, 131,761 and 158,261 options, respectively, were granted to employees within the plan and 894,400 options were issued to employees outside the plan.

NOTE 7- PREFERRED STOCK ISSUANCES

In February 2003, Ortec received gross proceeds of $2.0 million from the sale of the Company's Series B convertible preferred stock. The Company issued to such investors 200 shares of Series B convertible preferred stock, 2,923,077 shares of common stock (including 923,077 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance and 2,000,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.001 per share) and warrants to purchase an additional 2,000,000 shares of common stock, of which warrants to purchase 1,000,000 shares are exercisable at $1.50 per share and warrants to purchase the other 1,000,000 shares are exercisable at $2.00 per share. In May and June 2003, in conjunction with the conversion of the Preferred B and the reverse stock split, these B-1 and B-2 warrants were amended and restated as 100,000 shares each at $4.00 and $5.00, respectively. Paul Capital did not convert its Preferred Series B on May 23, 2003 and, accordingly, the exercise price of their B-1 and B-2 Warrants were not amended. In March 2003, in addition to cash compensation, Ortec also granted warrants to purchase an aggregate of 376,923 shares of common stock, exercisable at $0.001 per share (37,692 shares at $.01 per share, post split) to employees of the investment banking firm for their services in arranging such February 2003 Series B financing.

On May 23, 2003, the Company's board of directors adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock, as Series C Convertible Preferred Stock at a stated value of $6,000 per share. Dividends on the Series C Preferred shares is payable at the rate of 10% per annum, in cash or shares of common stock, at the option of the Company. The Series C preferred stock is convertible into common shares at any time at the option of the investor, based on a conversion rate of $2.00. Six months after issue, mandatory conversion can occur if the closing bid price of the Company's common stock exceeds $6.00 for a period of 10 consecutive trading days. The conversion rate may be adjusted downward if the Company subsequently issues common stock at a purchase price less than the conversion rate $2.00. In that event, the conversion rate will be adjusted downward according to the formula contained in the Certificate of Designation of the Relative Rights and Preferences of the Series C preferred stock, which is the amendment to the Company's certificate of incorporation relating to the Series C Preferred shares.

The Series C preferred stock has redemption provisions, where upon occurrence of certain events, the holders can require the Company to redeem the shares.

In May 2003, Ortec received gross proceeds of $5.3 million from the sale of 890 shares of convertible preferred Series C stock, issuing warrants to purchase 16,020,000 shares of common stock at $.36 per share (1,602,000 shares at $3.60 post split). These Series C preferred stock are convertible into 2,670,000 shares of common stock at $2.00 per share, post split. In addition, the investors, other than Paul Capital, agreed to convert their Series B Preferred shares into common shares or their equivalent. As a result, 605.389 shares of preferred Series B stock were converted into 24, 215,560 shares of common stock at $.25 per share (2,421,556 at $2.50 post split) and 482.8852 shares of preferred Series B stock are pending conversion into Preferred Series D stock (common stock equivalent 1,931,540 shares post split). The Company is currently in the process of finalizing the issuance of the Series D convertible preferred stock, which is non-redeemable, with a stated value of $10,000 per share and authorized at 2,000 shares. Once issued, the liquidation value of these shares will be $4,828,852.

In conjunction with these conversions, all Series B-1 and B-2 warrants held by these investors, were amended to reflect the revised exercise price of $4.00 and $5.00, respectively, post split. Paul Capital did not exercise its options to convert its 50 shares of Preferred Series B into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at its original exercise price of $1.50 and $2.00 ($15.00 and $20.00, post split), respectively. As a result of the change in the B-1 and B-2 warrants valuation at May 23, 2003, the Company recognized a deemed dividend to investors of $519,000.

As part of the May 2003 financing, employees of the investment-banking firm were granted 1,495,200 shares at an exercise price of $.001 (149,520 share at $.01, post split) as part of their compensation. During the quarter, the Company recorded $269,000 in Preferred Series C share issuance costs related to the warrants issued to the investment-banking firm.

Based on the relative fair market value of the Preferred stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model, during the quarter ended June 30, 2003, the Company assigned values to the Series C Preferred stock and its related C warrants of $4,204,724 and $1,l35,276, respectively. Similarly, upon conversion, the Company will assign values to the Series D Preferred stock, allocating values previously assigned to the Series B Preferred stock.

During the quarter, the Company incurred $466,000 of financing fees relating to the Series C preferred stock issued in the quarter, which was paid in cash, in addition to the fees paid by issuance of warrants.

Additionally, since the effective conversion price of the preferred Series C stock on the date of issuance was lower than the market value of the common shares on that date, the Company recognized $601,000 of additional discounts on the preferred issuances in the quarter ended June 30, 2003. This conversion feature was charged to retained earnings as accretion of discount during the quarter.

NOTE 8 - ADVANCES FROM THIRD PARTIES

During the quarter ended March 31, 2003, the Company received non-interest bearing advances of $130,000 from certain investors. This amount remains outstanding as of June 30, 2003.

NOTE 9 - SUBSEQUENT EVENTS

In July 2003, the Company sold 58.33 shares of Preferred C stock and received an additional $350,000 in financing from new investors. In relation to this financing, the Company issued 105,000 C warrants at an exercise price of $3.60. These 58.33 Preferred Series C shares are convertible into 174,999 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements

Forward Looking Information May Prove Inaccurate

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

General

Since our inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers, and autograft donor site wounds for burn victims. We call our product OrCel'r' and in June 2001 we filed a trademark application for such name with the United States Patent and Trademark Office.

In February 2001 we received FDA approval to make commercial sales of OrCel for use in reconstructive surgery on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002. As a result of this curtailment, there have been no sales of our product in the current quarter and six-month period ended June 30, 2003.

From inception to date, we have incurred cumulative net losses of approximately $94.2 million. We expect to continue to incur substantial losses through 2005, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

We are currently conducting a pivotal clinical trial using OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. As of July 7, 2003, we have completed our enrollment at 134 patients to participate in the pivotal clinical trial. We expect to complete the venous stasis pivotal clinical trials patient treatment phase and analysis of data during the third quarter of 2003, with submission of the FDA filing in November 2003. We anticipate obtaining FDA approval in the second quarter 2004 for the use of our OrCel product in the treatment of venous stasis ulcers.

In June 2002, we received approval from the FDA to initiate a pivotal clinical trial using OrCel in the treatment of diabetic foot ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic foot ulcers pivotal clinical trial and expect to resume this trial in the second quarter of 2004 dependent on obtaining sufficient additional financing, with submission to and approval from the FDA anticipated in 2005.

We are in negotiations with and we have received a letter of intent from a third party manufacturer for the production of OrCel. If these negotiations are successful, we will have the capacity to produce the large quantities of

OrCel that will be required upon the anticipated receipt of FDA approval for the sale of our product for use in the treatment of patients with venous stasis ulcers. Concluding an agreement with the third party manufacturer will allow us to avoid the costlier plan of constructing our owned manufacturing facility. We are also concurrently in the process of evaluating various sales and marketing collaborative arrangements.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses through 2005.

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


Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The Company early adopted the provisions related to debt extinguishments during the year ended December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement
No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of the grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS
No. 148 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not had a material impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. The Company is currently evaluating the effect of the adoption of SFAS No. 150 on its financial position and results of operations.

Results of Operations

Three and Six Months Ended June 30, 2003, and June 30, 2002.

Revenues

We earned revenues of approximately $93,000 and $209,000 from commercial shipments of products to customers in the quarter and six months ended June 30, 2002. As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no revenues generated in the quarter and six months ended June 30, 2003.

Expenses

Expenses decreased by approximately $4.1 million from approximately $7.4 million in the 2002 quarter to approximately $3.3 million in the 2003 quarter, and by $4.9 million from approximately $12.6 million to $7.7 million in comparable six-month periods.

Personnel. Personnel costs decreased by approximately $1.1 million to $1.0 million in the 2003 quarter, compared with $2.1 million in the 2002 quarter and decreased by $2.2 million from $4.2 million to $2.0 million in the six months ended June 30, 2003 compared to the 2002 six-month period. These reductions in expense in the 2003 quarter and six-month period resulted from management's decision in June 2002 to curtail manufacturing of product for sale and focus completely on conducting the pivotal venous stasis clinical trial. The headcount and personnel costs were higher in the 2002 periods as we had increased staffing to manage two clinical trials, manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, initiate our sales and marketing program for our FDA approved product, and for additional administrative personnel required as a result of such increased staffing levels.

Consulting. These fees decreased by $.2 million in the quarter and by $.4 million in the six months ended June 30, 2003, compared with the quarter and six months ended June 30, 2002. During the current quarter and six months, we did not incur any consulting expenses, as we have been focused on completing the venous stasis clinical trial, and as such have utilized primarily existing personnel. The 2002 periods included costs incurred as a result of product and process improvement projects.

Research and Development. These expenses decreased by approximately $.6 million to $.5 million in the 2003 quarter, compared with $1.1 million in the 2002 quarter and decreased by $1.4 million to $.9 million from $2.2 million in the comparable six-month periods. These decreases in research and development expenses were due to the fact that during the 2003 quarter and six month period, costs were incurred primarily for the venous ulcer pivotal clinical trial, whereas in 2002 costs were incurred for concluding the donor site pivotal clinical trial, an EB post approval study, as well as concluding the venous and diabetic ulcers pilot trials and beginning the venous pivotal trial. In 2002 there were also significant costs incurred to manufacture product for sale, which is included in Research and Development expenses.

General and Administrative. These expenses decreased by $.4 million from $.9 million in the 2002 quarter to $.4 million in the 2003 quarter, and by $.7 million from $1.8 million to $1.1 million in the comparable six month periods, due to reduced marketing, recruitment and other expenses incurred in 2003 compared with 2002, during which period we were preparing for commercial sales of our product.

Rent and Lease Termination Costs. Rent expense decreased by $118,000 and $49,000 in the 2003 quarter and six month period compared with the 2002 periods, due to reductions in space leased at all office locations. During the current quarter, the Company and NJEDA executed an agreement to terminate the lease of the New Jersey premises, and in accordance with terms of this settlement, we recorded termination expenses of $1.1 as of June 30, 2003. These costs included $.9 million in lease settlement costs paid to the NJEDA, and the write-off of $.2 million of other leasehold costs incurred directly by us.

Interest Expense. Interest expense decreased by $1.7 million in the quarter and $1.4 million in the six months ended June 30, 2003, compared with the expense incurred in the quarter and six months ended June 30, 2002, primarily due to $2.2 million in interest recorded on convertible debt, which was converted in 2002. The 2003 and 2002 periods included the non-cash imputed interest accrued on the Paul Capital agreement. Although interest was accrued at 30% per annum for both periods, at June 30, 2003, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2003, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

Liquidity and Capital Resources

Since inception (March 12, 1991) through June 30, 2003, we have accumulated a deficit of approximately $94.2 million and we expect to continue to incur substantial operating losses through 2005. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to June 30, 2003, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, we received net cash proceeds from the issuance of debentures and preferred stock of $10.2 million, and we have received a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the six months ended June 30, 2003, we used net cash for operating activities of approximately $4.3 million. Cash used in operating activities resulted primarily from our net loss of $7.7 million, offset by depreciation and amortization of approximately $.3 million, approximately $2.2 million of non-cash interest expense and approximately $1.1 million in costs for lease termination costs, relating to the NJEDA lease, of which approximately $.3 million was a cash payment in the six-month period.

In the six months ended June 30, 2003, we received gross proceeds of $7.3 million from the issuance of preferred stock financing, advances of $.1 million against future financings and incurred $.7 million in financing costs. As a result of such preferred stock financing, common shares outstanding increased by
27.6 million shares prior to reverse split on June 24, 2003 (adjusted to 2.8 million shares after such reverse split), due to the conversion of preferred debt, the exercise of warrants and the issuance of common stock for dividends payable on preferred stock.

On June 24, 2003, the Company executed a reverse split of its common shares, warrants, and options outstanding, whereby every stockholder, warrant holder, and option holder was granted one new common share, warrant, or option for every ten common shares, warrants, or options outstanding prior to June 24, 2003. The par value of the common shares remained unchanged at $.001 per share, however, the exercise prices of the warrants and options outstanding were adjusted as a result of this reverse split.

On August 5, 2002, the Company entered into an agreement with the New Jersey Economic Development Administration (NJEDA) to lease approximately 26,000 square feet of production and office space, modifying an original lease for approximately 58,000 square feet. Due to the lower level of financing received in 2002 than had originally been planned, the Company and NJEDA agreed to terminate this lease. Based on the terms of this settlement, we have expensed the $637,000 security deposit plus accrued interest thereon, which had been paid to NJEDA in 2002, and have paid an additional settlement liability of $340,000. This settlement has released Ortec from its monthly lease obligation of approximately $35,000 over a three-year period, terminating on December 31, 2005, as well as its estimated obligation of approximately $7.0 million to complete the construction of these facilities.

In March 2003, Ortec began discussions with Cambrex, a third party manufacturer, concerning the commercial contract production of our OrCel product. The parties have executed a term sheet and are in the process of drafting an agreement to engage Cambrex as Ortec's contract manufacturer. We expect this agreement to be completed in the third quarter and the transfer of technology from Ortec to Cambrex to begin in the fourth quarter of 2003. It is expected that Cambrex will begin production of OrCel in the first quarter of 2004 in anticipation of the PMA approval in the second quarter of 2004 for sale of OrCel for use on patients in the treatment of venous leg ulcers, and the launch of sales immediately thereafter.

Under the August 29, 2001 agreement, as amended, in consideration for the investment of $10.0 million, Paul Capital received 3-1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. As of June 30, 2003, we have provided for the effective cost of the amounts received from Paul Capital at 30% per annum, pursuant to default provisions of the agreement and we have accrued interest accordingly. However, at such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material lower interest expense. Under the August 29, 2001 agreement, as amended, beginning on January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to us from end user sales of our products. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments, compared to amounts owed based on actual sales. Such annual amounts Paul Capital is able to draw in advance will range from $.6 million in 2003, $1.0 million in 2004 to $7.5 million in 2005 and thereafter. During the six months ended June 30, 2003, there have been no sales to customers, therefore, no advance payments have been made to Paul Capital. We are currently in discussions with Paul Capital to amend the amount of advance payments required under the agreement.

At March 31 and June 30, 2003, our liabilities exceeded the value of our assets and as such, we were technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and based on our discussions regarding this issue, has indicated to us that it presently does not intend to exercise its option to require us to repurchase its revenue interest. Additionally, in February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. On February 26, 2003, Paul Capital invested an additional $500,000 in our Series B preferred stock, in concurrence with this amendment.

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

On March 27, 2002, we engaged an investment-banking firm to act as our financial advisor in connection with raising capital for us through debt and/or equity financing. Using these services we have raised financing of approximately $8.2 million in 2002 and continuing in 2003, we have raised an additional $2.0 million in Series B convertible preferred stock in February 2003 and $5.3 million in Preferred Series C in May 2003. As part of the February financing, we issued 2,000,000 Series A warrants at $.001 per share, which were immediately converted into common shares (post split 200,000 common shares), 1,000,000 Series B-1 (post split 100,000) and 1,000,000 Series B-2 (post split 100,000) warrants exercisable at $1.50 per share and $2.00 per share, (post split $15.00 and $20.00), respectively. Concurrent with the Series B conversion and reverse stock split, these warrants were revalued at $.40 and $.50, (post split $4.00 and $5.00), respectively. Dividends on our Series B preferred stock sold in such financing were paid in common shares at the rate of 12% per annum, resulting in the issue of 923,077 shares of common stock (post split 92,307 shares). The investors of the Series B Preferred stock issued in February 2003, along with all previous issues in 2002, agreed to convert their Series B preferred into common shares and Series D Preferred shares (common stock equivalent) on May 23, 2003. The Company is in the process of finalizing the conversion of the Series B preferred stock into the Series D preferred stock. Only the shares of Series B Preferred Stock owned by Paul Capital were not converted.

On May 23, 2003, we closed on Series C preferred equity financing of $5.3 million from investors, some of whom have previously participated in the $10.2 million raised through 2002 and 2003 prior to that date. This financing of Series C is convertible preferred stock at a stated value of $6,000 per share, convertible into common shares at a rate of $.20 per share ($2.00 post split). Dividends will be paid in cash or common shares at the option of the Company, at the rate of 10% per annum. Beginning 180 days from issue, the Series C convertible preferred stock shall automatically convert, if the common stock of the Company trades at a price equal to or greater than $.60 ($6.00 post split) per share for a period of 10 consecutive trading days. Additionally, each investor was issued 18,000 (1,800 post split) five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share, post split. Beginning twenty-four months after the Closing, the Company may redeem the Series C warrants for $.01 per warrant if its common stock closes above $10.80 per share (post split) for 10 consecutive trading days.

Concurrently with the closing of this Series C convertible preferred financing, on May 23, 2003 a majority in interest of the holders of our Series B Convertible Preferred stock agreed to convert their preferred shares into common shares or its equivalent, at the conversion rate of $.25 ($2.50 post split) per share. As a result of this conversion, 605.389 Series B Preferred converted into 24,215,560 shares of common stock (post split 2,421,556 common shares) and
482.8852 Series B Preferred are pending conversion into a similar amount of Series D Preferred, which are equivalent to 19,315,408 shares of common stock (post split 1,931,540 common shares). Only the 50 shares of Series B preferred stock owned by Paul Capital were not converted. Additionally, as a result of the conversion, the exercise price of the B-1and B-2 warrants relating to the converted Series B preferred stock, were adjusted from $1.50 and $2.00 (post split $15.00 and $20.00), respectively to $.40 and $.50 (post split $4.00 and $5.00), respectively. Beginning twelve months after issue, the B-1 and B-2 Warrants are redeemable for $.01 per share if our common stock closes above $1.00 and $1.25 (post split $10.00 and $12.50), respectively, for 10 consecutive trading days. In July 2003, we closed on an additional $350,000 of Series C Preferred investment.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We have raised funds in the past through the public or private sale of equity securities and debentures and through the agreement with Paul Capital. We will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. We can give no assurance of the total amount of financing that will be secured, we are continuing to use the services of an investment banking firm in raising capital in 2003. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions.

We estimate that the equity financing raised to date from investors as well as the additional equity financing anticipated in 2003, will enable us to complete our venous clinical pivotal trial, file our application for pre-market approval with the FDA and execute our plan to engage the services of a third party manufacturer and prepare for sales in 2004. Accomplishing these milestones would enable us to raise additional funding through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments. We believe that our cash and cash equivalents on hand at June 30, 2003, (approximately $3.0 million), the additional $.4 million received in July 2003, as well as the additional $6.0 million we hope to raise subsequently in 2003, will enable us to continue our operations for the next 12 months. We can give no assurance that additional investment or other funds can be secured.

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

                                     PART II

Item 1. LEGAL PROCEEDINGS AND CLAIMS

In our quarterly report on Form 10-QA for the three months ended September 30, 2002, we reported that ClinTrials Networks, LLC (ClinTrials) had commenced an arbitration proceeding against us claiming we owe ClinTrials $165,936, and that PDI, Inc. (PDI) commenced an action against us claiming that we owe PDI $205,000. In our annual report on Form 10-K for the year ended December 31, 2002, and our quarterly report on Form 10-Q for the three month period ended March 31, 2003, we reported the current status of those two proceedings against us.

The arbitration between ClinTrials and us took place in July 2003. At the hearing ClinTrials increased its claim against us to close to $400,000 plus reimbursement of its legal fees. We are awaiting the arbitrator's decision.

In the second quarter of 2003 we paid PDI $150,000 in full settlement of its claim against us.

Item 2. CHANGES IN SECURITIES

     (a) In our report on Form 8-K filed on June 20, 2003, we reported the 1 for 10 reverse split of our outstanding common stock, which became effective at 5 PM EDT on June 24, 2003. Unless otherwise indicated, all references to the number of shares of our common stock in this report are after giving effect to such reverse stock split.

     (c) Recent Sales of Unregistered Securities

In the second quarter ended June 30, 2003, we sold 890 shares of our newly created Series C convertible preferred stock for $6,000 per share. Such 890 shares of our Series C preferred stock are convertible into an aggregate of 2,670,000 shares of our common stock. We granted to the purchasers of such 890 Series C preferred shares warrants to purchase an aggregate of an additional 1,602,000 shares of our common stock at an exercise price of $3.60 per share. We also granted to the designees of the placement agent who arranged such Series C financing warrants to purchase an aggregate of 149,520 shares of our common stock at an exercise price of $0.01 per share.

On July 29, 2003 we sold an additional 58.333 shares of our Series C convertible preferred stock for $6,000 per share and granted the purchasers warrants to purchase 105,000 shares of our common stock at an exercise price of $3.60 per share. Such 58.333 shares of our Series C preferred stock are convertible into 174,999 shares of our common stock.

The relative rights and preferences of our Series C convertible preferred stock are described below.

All of the purchasers of our Series C convertible preferred stock represented to us that they were "accredited investors" as such term is defined in the rules promulgated by the Securities and Exchange Commission. The sale of such Series C convertible preferred stock and the grant of such warrants in our Series C financings, were all exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act because such sales did not involve any public offering

During the second quarter of 2003 we granted to 36 employees (including 3 executive officers) and one non-employee options, both under and outside our Employee Stock Option Plan, to purchase an aggregate of 1,028,661shares of our common stock, at exercise prices ranging from $1.80 to $3.60 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) thereof because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.

Series C Convertible Preferred Stock

Designation and Rank

We are authorized to issue 2000 shares of Series C preferred stock, par value $0.001 per share. The Series C preferred stock ranks senior to our common stock and to all other classes and series of our equity securities that by their terms do not rank senior to the Series C preferred stock. The Series C preferred stock is subordinate to, and ranks junior to, all of our indebtedness. The Series C preferred stock has a stated value of $6,000 per share. There are 948.333 shares of Series C preferred stock outstanding.

Dividends

Each holder of Series C preferred stock is entitled to receive dividends at the rate of 10% per annum of the Series C preferred stock's stated liquidation preference amount of $6,000 per share (the "Series C Liquidation Preference Amount"), payable by us at our option in either cash or shares of our common stock. The formula for determining the number of shares of our common stock to be paid as a dividend on each Series C preferred share is the number equal to the quotient of (i) the dividend payment divided by (ii) the Conversion Price (defined below).

Dividends on the Series C preferred stock are cumulative and accrue and are payable upon the conversion of the Series C preferred stock, at our option, in either cash or shares of our common stock. Dividends paid on the Series C preferred stock are paid prior and in preference to any declaration or distribution on any outstanding share of common stock or any other equity securities of ours which rank junior to the Series C preferred stock.

As long as any shares of Series C preferred stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution that we will have paid all accrued and unpaid dividends on the outstanding shares of Series C preferred stock.

In the event of our dissolution, liquidation or winding up, all accrued and unpaid dividends on the Series C preferred stock shall be payable on the day immediately preceding the date of payment of the liquidation preference amount to the holders of Series C preferred stock. In the event of (i) a mandatory redemption of the Series C preferred stock, (ii) a redemption upon the occurrence of a Major Transaction (as defined below) or (iii) a redemption upon the occurrence of a Series C Triggering Event (as defined below), all accrued and unpaid dividends on the Series C preferred stock shall be payable on the day immediately preceding the date of such redemption. In the event of a voluntary conversion of the Series C preferred stock, all accrued and unpaid dividends on the Series C preferred stock being converted shall be payable on the day immediately preceding the voluntary conversion.

"Major Transaction" means:

o the consolidation, merger or other business combination of Ortec with or into another person (other than (A) pursuant to a merger effected solely for the purpose of changing the jurisdiction of our incorporation or (B) a consolidation, merger or other business combination in which holders of our voting power immediately prior to the transaction continue after the transaction to hold, directly or indirectly, the voting power of the surviving entity or entities necessary to elect a majority of the members of the board of directors of such entity or entities);

o the sale or transfer of more than 50% of the our assets other than inventory in the ordinary course of business; or

o acquisition by a third party of more than 50% of the outstanding shares of our Common Stock.

"Series C Triggering Event" means:

o if any shares of Series C preferred stock are outstanding, the effectiveness of the registration statement (we are required to file qualifying for public sale all shares of our common stock issuable upon conversion of the shares of Series C preferred stock and upon exercise of the warrants we granted to the purchasers of the Series B preferred stock) lapses for any reason or is unavailable to the holders of the Series C preferred stock for sale of such shares of our common stock, and such lapse or unavailability continues for a period of ten consecutive trading days and such shares of our common stock cannot be sold in the public securities market pursuant to Rule 144(k), provided that the cause of such lapse or unavailability is not due to factors solely within the control of such holder of Series C preferred stock;

o the suspension from listing or the failure of the Common Stock to be listed on the OTC Bulletin Board, Nasdaq SmallCap Market, The New York Stock Exchange, Inc. or The American Stock Exchange, Inc., for a period of five
     (5) consecutive days;

o Our notice to any holder of Series C preferred stock of our inability to comply or our intention not to comply with proper requests for conversion of any Series C preferred stock;

o our failure to comply with a conversion notice within ten business days after the receipt by us of the conversion notice and the Series C preferred stock certificates; or

o we breach any representation, warranty, covenant or other term or condition of the Series C preferred stock purchase agreement, the Series C preferred stock Certificate of Designation or any other agreement, document, certificate or other instrument delivered in connection with the sale of the Series C preferred stock, except to the extent that such breach would not have a material adverse effect and except, in the case of a breach of a covenant which is curable, only if such breach continues for a period of a least ten days.

Voting Rights

Except as described below and otherwise required by Delaware law, the Series C preferred stock has no voting rights.

As long as any shares of the Series C preferred stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series C preferred stock outstanding at the time, voting separately as a class:

o change to our certificate of incorporation or the certificate of designation of the relative rights and preferences of the Series C preferred stock, which would amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series C preferred stock;

o    issue any additional shares of Series C preferred stock.

Liquidation Preference

In the event of our liquidation, dissolution or winding up, the holders of shares of the Series C preferred stock then outstanding shall be entitled to receive, out of our assets, a liquidation preference amount equal to $6,000 per share of the Series C preferred stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of our common stock or any other junior stock. If our assets are not sufficient to pay in full such Series C liquidation preference amount (plus any accrued and unpaid dividends) to the holders of the Series C preferred stock and any series of preferred stock or any other class of stock on a parity, as to rights on liquidation, dissolution or winding up, with the Series C preferred stock, then all of our assets available to pay such liquidation preference amounts will be distributed among the holders of the Series C preferred stock and the other classes of stock on a parity with the Series C preferred stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. After payment of the full Series C liquidation preference amount (plus any accrued and unpaid dividends), the holders of shares of Series C preferred stock will not be entitled to any further participation as such in any distribution of our assets.

Conversion

Voluntary Conversion

Each holder of Series C preferred stock may, at such holder's option, subject to certain limitations described below, elect to convert all or any portion of the shares of Series C preferred stock held by such holder into a number of fully paid and non-assessable shares of our common stock equal to the quotient of (i) the Series C Liquidation Preference Amount divided by (ii) the Series C Conversion Price (as defined below).

Mandatory Conversion

Upon the occurrence of a Mandatory Conversion Date, each share of Series C preferred stock outstanding on the Mandatory Conversion Date shall automatically convert into a number of fully paid and non-assessable shares of our common stock equal to the quotient of (i) the Series C liquidation preference amount divided by (ii) the applicable conversion price in effect on the Mandatory Conversion Date. However, the mandatory conversion can only occur if the closing bid price of our common stock exceeds $6.00 for a period of ten consecutive trading days before the Mandatory Conversion Date.

"Mandatory Conversion Date" means the date, which is not earlier than six months after the effective date of the registration statement (above referred to). Provided, however, that on the Mandatory Conversion Date, such registration statement must be effective or the shares of our common stock into which the Series C preferred stock can be converted may be offered for sale to the public pursuant to Rule 144(k) under the Securities Act.

Series C Conversion Price

The Series C Conversion Price is equal to $2.00 per share, subject to certain adjustments described below, and at no time will the Series C Conversion Price exceed $2.00 per share.

The certificate of designation for the Series C preferred stock sets forth customary adjustments to the Series C Conversion price in the event of stock splits, combinations, dividends, distributions, reclassifications and other corporate events. If we issue or sell any additional shares of common stock at a price per share less than $2.00, or without consideration, the Series C Conversion Price will be reduced to a price determined by multiplying the Series C Conversion Price by a fraction:

     (i) the numerator of which shall be equal to the sum of (A) the number of shares of common stock outstanding immediately prior to the issuance of the additional shares of common stock plus (B) the number of shares of common stock which the aggregate consideration paid for the additional shares would purchase at a price equal to the Series C Conversion Price, and

     (ii) the denominator of which shall be equal to the number of shares of common stock outstanding immediately after the issuance of the additional shares.

Conversion Restrictions

At no time may a holder of shares of Series C preferred stock convert such shares if the number of shares of our common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of our common stock owned by such holder at such time, the number of shares of our common stock which would result in the holder Beneficially Owning more than 4.99% or 9.99%of all of our common stock outstanding at such time. However, this restriction may be waived by such holder if we are provided with a sixty-one day written notice by such holder that such holder desires to waive this restriction. This restriction will not be applicable during the sixty-one days immediately preceding the Mandatory Series C Conversion Date.

Redemption

Redemption by holders of Series C preferred stock

Upon the occurrence of a Major Transaction or a Series C Triggering Event, each holder of Series C preferred stock will have the right, at such holder's option, to require us to redeem all or a portion of such holder's shares of Series C preferred stock at a price per share equal to 100% of the liquidation preference amount if paid in cash, or 120% of the liquidation preference amount in the case of a Major Transaction and 150% in the case of a Series C Triggering Event if paid in shares of our common stock, plus any accrued but unpaid dividends and liquidated damages (the "Major Transaction Series C Redemption Price"). We will have the right to decide whether to pay the Major Transaction Series C Redemption Price in cash or shares of our common stock. If we elect to pay the Major Transaction Series C Redemption Price in shares of our common stock, the price per share will be based upon the Series C Conversion Price then in effect on the day preceding the date of delivery of written notice by the holder of our Series C preferred stock of its election to have us redeem its Series C preferred stock.

Ortec's Redemption Option

We may redeem all or a portion of the Series C preferred stock outstanding upon five days prior written notice at a price per share equal to 150% of the liquidation preference amount plus any accrued but unpaid dividends and liquidated damages. If a holder of Series C preferred stock has, prior to our redemption notice, delivered a conversion notice to us or delivers a conversion notice to us within twenty-four hours of such holder's receipt of our redemption notice, up to 50% of the shares of Series C preferred stock designated to be redeemed may be converted by such holder. If during the period between delivery of our redemption notice and the redemption date a holder would become entitled to deliver a notice of redemption at the option of the holder because of a Major Transaction, then the right of such holder shall take precedence over our previously delivered redemption notice.

There are no restrictions on the repurchase or redemption of the shares of Series C preferred stock because of any arrearage in the payment of dividends.

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

          3.5       Amendment to Certificate of Incorporation filed on May 23, 2003, being the
                    Certificate of Designation of the Relative Rights and Preferences of the Series C
                    convertible preferred stock (5)

          3.6       By-Laws (4)

          31.1      Certifications (Principal Executive Officer) (5)

          31.2      Certifications (Principal Financial Officer) (5)

          99.1      Certification of Principal Executive Officer (5)

          99.2      Certification of Principal Financial Officer (5)

---------------------
(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2) Filed as an Exhibit to our Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3)  Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002.

(4) Filed as an Exhibit to our Registration Statement on Form SB-2 (file no. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(5)  Filed herewith.

(b)  Reports on Form 8-K

     We filed one report on Form 8-K in the second quarter of 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     Registrant:

                                     ORTEC INTERNATIONAL, INC.


          Date:  August 14, 2003     By:          /s/ Steven Katz
                                         ---------------------------------------
                                         Steven Katz, PhD
                                         Chairman
                                         (Principal Executive Officer)


          Date:  August 14, 2003     By:          /s/ Ron Lipstein
                                         ---------------------------------------
                                         Ron Lipstein
                                         Chief Financial Officer
                                         (Principal Executive Officer)

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................    'r'