Form 10-Q
period 2003-09-30
ORTEC INTERNATIONAL INC
filed 2003-11-14
CIK 889992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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
Yes X   No
   ---    ---
                                   ----------

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X
   ---    ---
                                   ----------

The number of shares outstanding of the issuer's common stock is 5,231,165 (as of November 14, 2003) ( giving effect to issuance of 242,931 shares as a result of conversion of 60.7309 shares of Series B preferred stock for which the Series B preferred stock certificates have not yet been surrendered.)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2003

                               ITEMS IN FORM 10-Q

Facing Page                                                                       Page
-----------                                                                       ----
Part I

          Item 1.   Financial Statements (Unaudited).                               1

          Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operation.                                   20

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.   None

          Item 4.   Controls and Procedures.                                       27

Part II

          Item 1.   Legal Proceedings and Claims.                                  27

          Item 2.   Changes in Securities and Use of Proceeds.                     27

          Item 3.   Default Upon Senior Securities.                               None

          Item 4.   Submission of Matters to a Vote of Security Holders.          None

          Item 5.   Other Information.                                            None

          Item 6.   Exhibits and Reports on Form 8-K.                              31

Signatures                                                                         32

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                           September 30   DECEMBER 31,
                                                               2003          2002 *
                                                           ------------   ------------
                                                            (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                $   887,188    $   826,227
   Accounts receivable                                            5,374         15,324
   Other current assets                                          33,777         41,904
                                                            -----------    -----------
Total current assets                                            926,339        883,455
Property and equipment, at cost:
   Laboratory equipment                                       1,681,083      1,671,075
   Office furniture and equipment                             1,352,664      1,350,985
   Leasehold improvements                                     1,354,481      1,567,513
                                                            -----------    -----------
                                                              4,388,228      4,589,573
   Accumulated depreciation and amortization                 (3,627,330)    (3,207,977)
                                                            -----------    -----------
Property and equipment - net                                    760,898      1,381,596
                                                            -----------    -----------
Other assets:
   Patent application costs, net of accumulated
      amortization of $332,273 at September 30, 2003 and
      $279,037 at December 31, 2002                             690,025        682,885
   Deferred financing costs, net of accumulated
      amortization of $12,396 at September 30, 2003 and
      $7,933 at December 31, 2002                                47,105         78,207
   Security deposit - New Jersey location                        16,000        639,000
   Other deposits and other assets                               23,670         33,223
                                                            -----------    -----------
Total other assets                                              776,800      1,433,315
                                                            -----------    -----------
                                                            $ 2,464,037    $ 3,698,366
                                                            ===========    ===========

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                  September 30,   DECEMBER 31,
                                                                                      2003           2002 *
                                                                                  -------------   ------------
                                                                                   (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                           $  3,498,697   $  3,773,063
   Accrued compensation                                                                 487,835        274,253
   Accrued professional fees                                                            470,456        365,945
   Capital lease obligation - current                                                   162,451        142,620
   Loan payable - current                                                               165,296        155,578
   Advances payable                                                                     130,000
   Obligation under Royalty Revenue Agreement                                        17,319,031     13,959,541
                                                                                   ------------   ------------
Total current liabilities                                                            22,233,766     18,671,000
Long-term liabilities:
   Loan payable - noncurrent                                                            488,190        613,405
   Capital lease obligation - noncurrent                                                 97,317        215,093
                                                                                   ------------   ------------
Total Liabilities                                                                    22,819,273     19,499,498
                                                                                   ------------   ------------
Commitments and contingencies
Shareholders' equity/(deficit):
Common stock, $.001 par value; authorized, 200,000,000 shares, 5,233,165 shares issued, 5,231,165 shares outstanding, at September 30, 2003 and 2,320,469
   shares issued, 2,318,469 shares outstanding, at December 31, 2002                      5,233          2,320
Preferred stock, $.001 par value; authorized, 1,000,000 shares,
   Redeemable convertible preferred stock - Series B, stated value $10,000 per share; authorized 1,200 shares; 50 shares issued and outstanding, at
      September 30, 2003 and 938 shares issued and outstanding, at December 31,
      2002; liquidation preference $500,000 at September 30, 2003 and
      $9,382,742 at December 31, 2002                                                   270,859      5,037,087
   Redeemable convertible preferred stock - Series C, stated
      value $6,000 per share; authorized 2,000 shares;
      948 shares issued and outstanding, at September 30, 2003,
      liquidation  preference $5,690,000  at September 30, 2003                       3,667,041
   Convertible preferred stock - Series D, stated
      value $10,000 per share; authorized 2,000 shares;
      483 shares issued and outstanding, at September 30, 2003,
      liquidation preference $4,828,850 at September 30, 2003                         2,628,602
Additional paid-in capital                                                           71,922,888     61,195,715
Deficit accumulated during the development stage                                    (98,672,214)   (81,858,609)
Treasury stock, at cost (2,000 shares at September 30, 2003
   and December 31, 2002)                                                              (177,645)      (177,645)
                                                                                   ------------   ------------
                                                                                    (20,355,236)   (15,801,132)
                                                                                   ------------   ------------
                                                                                   $  2,464,037   $  3,698,366
                                                                                   ============   ============

Common stock shares and amount adjusted to reflect one for ten reverse stock split effective June 24, 2003

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Cumulative from
                                      Three months ended September 30,   Nine months ended September 30,     March 12, 1991
                                      --------------------------------   -------------------------------     (inception) to
                                              2003          2002               2003           2002         September 30,2003
                                          -----------   -----------        ------------   ------------     -----------------
Product revenue                           $        --   $    34,825        $         --   $    243,775        $    265,665
                                          -----------   -----------        ------------   ------------        ------------
Expenses
   Research and development                   756,845       656,620           1,615,084      2,871,250          22,810,991
   Rent                                       120,115       130,922             456,687        516,191           3,319,338
   Consulting                                   1,396        92,053             (27,735)       436,331           5,689,606
   Personnel                                  928,629     1,211,132           2,949,064      5,381,600          32,339,383
   General and Administrative                 738,511       508,194           1,884,103      2,359,632          16,668,684
   Interest and other expense               1,221,485     1,425,660           3,443,768      5,092,532          11,744,378
   Lease termination costs                                                    1,119,166                          1,119,166
   Loss on extinguishment of debt
      and series A preferred stock                                                                               1,004,027
   Interest income                               (106)         (283)            (14,804)        (7,603)         (2,271,900)
                                          -----------   -----------        ------------   ------------        ------------
                                            3,766,875     4,024,298          11,425,333     16,649,933          92,423,673
                                          -----------   -----------        ------------   ------------        ------------
Net Loss                                   (3,766,875)   (3,989,473)        (11,425,333)   (16,406,158)        (92,158,008)
Preferred stock dividend                      140,600                         1,119,272                          2,245,206
Preferred stock deemed dividends
   and discount                                90,000                         4,269,000                          4,269,000
                                          -----------   -----------        ------------   ------------        ------------
Net loss applicable to common
   Shareholders                           $(3,997,475)  $(3,989,473)       $(16,813,605)  $(16,406,158)       $(98,672,214)
                                          -----------   -----------        ------------   ------------        ------------
Net loss per share
   Basic and diluted                      $     (0.76)  $     (4.12)       $      (4.38)  $     (16.93)       $    (133.93)
                                          ===========   ===========        ============   ============        ============
Weighted average shares outstanding
   Basic and diluted                        5,263,628       969,161           3,842,933        969,161             736,757
                                          ===========   ===========        ============   ============        ============

Shares outstanding and per share amounts adjusted to reflect one for ten reverse stock split effective June 24, 2003.

See notes to condensed unaudited financial statements.

                            Ortec International, Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                   (Unaudited)

                                                      Common Stock             Preferred stock
                                                    ----------------   ------------------------------
                                                     Shares   Amount   Series B   Series C   Series D
                                                    -------   ------   --------   --------   --------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                         155,382    $155
   First private placement ($.03 cash per share)     21,744      22
   The Director ($.12 and $.53 cash per share)       14,902      15
   Second private placement ($.94 cash per share)     5,302       5
Share issuance expense
Net loss
                                                    -------    ----
Balance at December 31, 1991                        197,330     197
Issuance of stock
   Second private placement ($.94 cash per share)     4,932       5
   Stock purchase agreement with the Director
      ($.94 cash per share)                           3,182       3
Share issuance expense
Net loss
                                                    -------    ----
Balance at December 31, 1992                        205,444     205
Issuance of stock
   Third private placement ($1.00 cash per share)    13,215      13
   Stock purchase agreement with Home
      Insurance Company ($.94 cash per share)        11,112      11
   Stock purchase agreement with the Director
      ($.09 cash per share)                           2,122       2
   Shares issued in exchange for commission
      ($1.00 value per share)                            60       1
Share issuance expenses
Net loss
                                                    -------    ----
Balance at December 31, 1993 (carried forward)      231,953     232

                                                                   Deficit
                                                                 accumulated
                                                    Additional    during the                    Total
                                                      paid-in    development   Treasury     shareholders'
                                                      capital       stage        stock    equity/(deficit)
                                                    ----------   -----------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                         $      715                               $       870
   First private placement ($.03 cash per share)        64,978                                    65,000
   The Director ($.12 and $.53 cash per share)         249,985                                   250,000
   Second private placement ($.94 cash per share)      499,995                                   500,000
Share issuance expense                                 (21,118)                                  (21,118)
Net loss                                                         $  (281,644)                   (281,644)
                                                    ----------   -----------                 -----------
Balance at December 31, 1991                           794,555      (281,644)                    513,108
Issuance of stock
   Second private placement ($.94 cash per share)      465,468                                   465,473
   Stock purchase agreement with the Director
      ($.94 cash per share)                            299,995                                   299,998
Share issuance expense                                 (35,477)                                  (35,477)
Net loss                                                            (785,941)                   (785,941)
                                                    ----------   -----------                 -----------
Balance at December 31, 1992                         1,524,541    (1,067,585)                    457,161
Issuance of stock
   Third private placement ($1.00 cash per share)    1,321,487                                 1,321,500
   Stock purchase agreement with Home
      Insurance Company ($.94 cash per share)          999,988                                   999,999
   Stock purchase agreement with the Director
      ($.09 cash per share)                            199,998                                   200,000
   Shares issued in exchange for commission
      ($1.00 value per share)                            5,999                                     6,000
Share issuance expenses                               (230,207)                                 (230,207)
Net loss                                                          (1,445,624)                 (1,445,624)
                                                    ----------   -----------                 -----------
Balance at December 31, 1993 (carried forward)       3,821,806    (2,513,209)                  1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)(continued)
                                   (Unaudited)

                                                       Common Stock             Preferred stock
                                                      ----------------   ------------------------------
                                                       Shares   Amount   Series B   Series C   Series D
                                                      -------   ------   --------   --------   --------
   (brought forward)                                  231,953    $232
Issuance of stock
   Fourth private placement ($1.00 cash per share)      3,946       4
   Stock purchase agreement with Home
      Insurance Company ($1.00 cash per share)          5,000       5
Share issuance expense
Net loss
                                                      -------    ----
Balance at December 31, 1994                          240,899     241
Rent forgiveness
Net loss
                                                      -------    ----
Balance at December 31, 1995                          240,899     241
Initial public offering                               120,000     120
Exercise of warrants                                    3,389       3
Fifth private placement ($.65 cash per share)          95,911      96
Share issuance costs
Stock options issued for services
Net loss
                                                      -------    ----
Balance at December 31, 1996 (carried forward)        460,199     460

                                                                     Deficit
                                                                    accumulated
                                                       Additional    during the                   Total
                                                        paid-in     development   Treasury     shareholders'
                                                        capital        stage        stock    equity/(deficit)
                                                      -----------   -----------   --------   ----------------
   (brought forward)                                  $ 3,821,806   $(2,513,209)               $ 1,308,829
Issuance of stock
   Fourth private placement ($1.00 cash per share)       397,708                                  397,712
   Stock purchase agreement with Home
      Insurance Company ($1.00 cash per share)            499,995                                  500,000
Share issuance expense                                     (8,697)                                  (8,697)
Net loss                                                             (1,675,087)                (1,675,087)
                                                      -----------   -----------                -----------
Balance at December 31, 1994                            4,710,812    (4,188,296)                   522,757
Rent forgiveness                                           40,740                                   40,740
Net loss                                                             (1,022,723)                (1,022,723)
                                                      -----------   -----------                -----------
Balance at December 31, 1995                            4,751,552    (5,211,019)                  (459,226)
Initial public offering                                 5,999,880                                6,000,000
Exercise of warrants                                       33,882                                   33,885
Fifth private placement ($.65 cash per share)           6,220,701                                6,220,797
Share issuance costs                                   (1,580,690)                              (1,580,690)
Stock options issued for services                         152,000                                  152,000
Net loss                                                             (2,649,768)                (2,649,768)
                                                      -----------   -----------                -----------
Balance at December 31, 1996 (carried forward)         15,577,325    (7,860,787)                 7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)(continued)
                                   (Unaudited)

                                                    Common Stock            Preferred stock
                                                  ----------------   ------------------------------
                                                   Shares   Amount   Series B   Series C   Series D
                                                  -------   ------   --------   --------   --------
   (brought forward)                              460,199    $460
Exercise of warrants                              115,878     116
Share issuance costs
Stock options and warrants issued for services
Net loss
                                                  -------    ----
Balance at December 31, 1997                      576,077     576
Exercise of warrants                               22,149      22
Stock options and warrants issued for services
Sixth private placement                            20,000      20
Warrants issued in Sixth private placement
Share issuance costs
Purchase of 660 shares of treasury (at cost)
Net loss
                                                  -------    ----
Balance at December 31, 1998                      618,226     618
Exercise of warrants                                1,410       1
Stock options and warrants issued for services
Seventh private placement ($.88 cash per share)    38,916      39
Warrants issued in Seventh private placement
Eighth private placement ($.55 cash per share)    163,637     164
Share issuance costs
Purchase of 910 shares of treasury (at cost)
Net loss
                                                  -------    ----
Balance at December 31, 1999 (carried forward)    822,189     822

                                                                   Deficit
                                                                 accumulated
                                                   Additional    during the                     Total
                                                    paid-in      development    Treasury     shareholders'
                                                    capital         stage        stock     equity/(deficit)
                                                  -----------   ------------   ---------   ----------------
   (brought forward)                              $15,577,325   $ (7,860,787)                $  7,716,998
Exercise of warrants                               10,822,675                                  10,822,791
Share issuance costs                                 (657,508)                                   (657,508)
Stock options and warrants issued for services        660,000                                     660,000
Net loss                                                          (4,825,663)                  (4,825,663)
                                                  -----------   ------------                 ------------
Balance at December 31, 1997                       26,402,492    (12,686,450)                  13,716,618
Exercise of warrants                                1,281,935                                   1,281,957
Stock options and warrants issued for services      1,920,111                                   1,920,111
Sixth private placement                             1,788,678                                   1,788,698
Warrants issued in Sixth private placement            211,302                                     211,302
Share issuance costs                                  (48,000)                                    (48,000)
Purchase of 660 shares of treasury (at cost)                                   $ (67,272)         (67,272)
Net loss                                                          (8,412,655)                  (8,412,655)
                                                  -----------   ------------   ---------     ------------
Balance at December 31, 1998                       31,556,518    (21,099,105)    (67,272)      10,390,759
Exercise of warrants                                   14,102                                      14,103
Stock options and warrants issued for services         64,715                                      64,715
Seventh private placement ($.88 cash per share)     3,168,746                                   3,168,785
Warrants issued in Seventh private placement          468,291                                     468,291
Eighth private placement ($.55 cash per share)      8,999,838                                   9,000,002
Share issuance costs                                 (619,908)                                   (619,908)
Purchase of 910 shares of treasury (at cost)                                     (75,518)         (75,518)
Net loss                                                         (10,040,509)                 (10,040,509)
                                                  -----------   ------------   ---------     ------------
Balance at December 31, 1999 (carried forward)     43,652,302    (31,139,614)   (142,790)      12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                        Common Stock               Preferred stock
                                                     ------------------   ---------------------------------
                                                       Shares    Amount     Series B    Series C   Series D
                                                     ---------   ------   -----------   --------   --------
   (brought forward)                                   822,189   $  822
Exercise of options and warrants                        17,554       17
Stock options and warrants issued for services
Ninth private placement ($1.50 cash per share)           6,667        7
Warrants issued in Ninth private placement
Tenth private placement ($.68 cash per share)          124,757      125
Share issuance costs
Purchase of 430 shares of treasury stock (at cost)
Net loss
                                                     ---------   ------
Balance at December 31, 2000                           971,167      971
Stock options issued for services
Net loss
                                                     ---------   ------
Balance at December 31, 2001                           971,167      971
Exercise of options and warrants                        35,723       36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock
   conversion benefit
Issuance of series B preferred stock (938 shares)                         $ 9,382,742
Warrants issued and exercised with preferred stock     938,275      938    (3,479,043)
Share issuance costs - preferred stock                                       (866,612)
Preferred stock dividends                              375,312      375
Net loss
                                                     ---------   ------   -----------
Balance at December 31, 2002                         2,320,477    2,320     5,037,087

                                                                     Deficit
                                                                   accumulated
                                                      Additional    during the                     Total
                                                       paid-in     development     Treasury     shareholders'
                                                       capital        stage         stock     equity/(deficit)
                                                     -----------   ------------   ---------   ----------------
   (brought forward)                                 $43,652,302   $(31,139,614)  $(142,790)    $ 12,370,720
Exercise of options and warrants                         327,265                                     327,282
Stock options and warrants issued for services            56,265                                      56,265
Ninth private placement ($1.50 cash per share)           999,998                                   1,000,005
Warrants issued in Ninth private placement                23,000                                      23,000
Tenth private placement ($.68 cash per share)          8,420,946                                   8,421,071
Share issuance costs                                    (641,500)                                   (641,500)
Purchase of 430 shares of treasury stock (at cost)                                  (34,855)         (34,855)
Net loss                                                            (12,129,663)                 (12,129,663)
                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2000                          52,838,276    (43,269,277)   (177,645)       9,392,325
Stock options issued for services                        188,080                                     188,080
Net loss                                                            (15,885,377)                 (15,885,377)
                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2001                          53,026,356    (59,154,654)   (177,645)      (6,304,972)
Exercise of options and warrants                             321                                         357
Stock options and warrants issued for services           113,060                                     113,060
Warrants issued with convertible debentures              440,523                                     440,523
Warrants issued with convertible redeemable
   preferred stock                                       559,289                                     559,289
Convertible debenture conversion benefit               1,042,663                                   1,042,663
Redeemable convertible preferred stock
   conversion benefit                                  1,097,886                                   1,097,886
Issuance of series B preferred stock (938 shares)                                                  9,382,742
Warrants issued and exercised with preferred stock     3,485,443                                       7,338
Share issuance costs - preferred stock                   304,615                                    (561,997)
Preferred stock dividends                              1,125,559     (1,125,934)                          --
Net loss                                                            (21,578,021)                 (21,578,021)
                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2002                          61,195,715    (81,858,609)   (177,645)     (15,801,132)

                            Ortec International, Inc.
                        (a development stage enterprise)
             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)
                                   (Unaudited)

                                                 Common Stock                  Preferred stock
                                              ------------------   --------------------------------------
                                                Shares    Amount     Series B      Series C     Series D
                                              ---------   ------   -----------   -----------   ----------
   (brought forward)                          2,320,477   $2,320   $ 5,037,087
Exercise of options and warrants                398,750      399
Issuance of preferred stock:
   series B (200 shares), series C
      (948 shares)                                                   2,000,000   $ 5,690,000
Warrants issued with preferred stock                                  (490,567)   (1,225,632)
Share issuance costs - preferred stock                                (393,488)     (797,327)
Conversion of series B preferred
   stock (605 shares) into common stock       2,421,556    2,422    (3,253,571)
Conversion of series B preferred
   stock into series D preferred stock
      (483 shares)                                                  (2,628,602)                $2,628,602
Preferred Stock deemed dividends
   and discounts
Preferred stock dividends                        92,308       92
Common stock dividend to be distributed on
   Series C preferred stock
Adjustment for one for ten reverse stock
   split                                             74
Net loss
                                              ---------   ------   -----------   -----------   ----------
Balance at September 30, 2003                 5,233,165   $5,233   $   270,859   $ 3,667,041   $2,628,602
                                              =========   ======   ===========   ===========   ==========

                                                               Deficit
                                                             accumulated
                                               Additional    during the                     Total
                                                paid-in      development    Treasury     shareholders'
                                                capital         stage        stock     equity/(deficit)
                                              -----------   ------------   ---------   ----------------
   (brought forward)                          $61,195,715   $(81,858,609)  $(177,645)    $(15,801,132)
Exercise of options and warrants                   12,567                                      12,966
Issuance of preferred stock:
   series B (200 shares), series C
      (948 shares)                                                                          7,690,000
Warrants issued with preferred stock            1,716,199
Share issuance costs - preferred stock            359,078                                    (831,737)
Conversion of series B preferred
   stock (605 shares) into common stock         3,251,149
Conversion of series B preferred
   stock into series D preferred stock
      (483 shares)
Preferred Stock deemed dividends
   and discounts                                4,269,000     (4,269,000)
Preferred stock dividends                         922,985       (923,077)
Common stock dividend to be distributed on
   Series C preferred stock                       196,195       (196,195)
Adjustment for one for ten reverse stock
   split
Net loss                                                     (11,425,333)                 (11,425,333)
                                              -----------   ------------   ---------     ------------
Balance at September 30, 2003                 $71,922,888   $(98,672,214)  $(177,645)    $(20,355,236)
                                              ===========   ============   =========     ============

Common stock shares and amounts adjusted to reflect one for ten reverse stock split effective June 24, 2003

See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                                         from
                                                                                                    March 12, 1991
                                                                  Nine Months ended September 30,   (inception) to
                                                                  -------------------------------    September 30,
                                                                        2003           2002              2003
                                                                    ------------   ------------     --------------
Cash flow from operating activities
   Net loss                                                         $(11,425,333)  $(16,406,158)     $(92,158,008)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                      472,589        544,485         4,305,609
      Amortization of deferred financing costs                             4,462         91,266           327,687
      Unrealized loss on marketable securities                                                             11,404
      Realized loss on marketable securities                                                                5,250
      Loss on sale of property and equipment                                                                8,364
      Cost to terminate lease on New Jersey facility                   1,130,243                        1,130,243
      Non-cash stock compensation                                                       106,260         3,154,231
      Non-cash imputed interest                                        3,359,755      4,797,023        10,672,181
      Loss on extinguishment of debt and series A
         preferred stock                                                                                1,004,027
      Purchase of marketable securities                                                               (19,075,122)
      Sale of marketable securities                                                                    19,130,920
      Change in operating assets and liabilities
         Accounts receivable                                               9,950        (37,810)           (5,374)
         Other current assets and other assets                            44,320        180,398            63,451
         Accounts payable                                               (250,484)     1,967,072         4,191,104
                                                                    ------------   ------------      ------------
      Net cash used in operating activities                           (6,654,498)    (8,757,464)      (67,234,033)
                                                                    ------------   ------------      ------------
Cash flows from investing activities
   Purchase of property and equipment, excluding capital leases          (11,687)      (234,452)       (4,465,584)
   Proceeds from sale of property and equipment                                                            56,901
   Payments for patent applications                                      (60,376)      (123,676)       (1,020,518)
   Organization costs                                                                                     (10,238)
   Deposits                                                                               2,548          (731,273)
   Purchase of marketable securities                                                                     (594,986)
   Sale of marketable securities                                                                          522,532
                                                                    ------------   ------------      ------------

      Net cash used in investing activities                              (72,063)      (355,580)       (6,243,166)
                                                                    ------------   ------------      ------------

                            Ortec International, Inc.
                        (a development stage enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                            from
                                                                                                       March 12, 1991
                                                                     Nine Months ended September 30,   (inception) to
                                                                     -------------------------------    September 30,
                                                                            2003         2002                2003
                                                                         ----------   ----------       --------------
Cash flow from financing activities
   Proceeds from issuance of notes payable                                                              $   515,500
   Proceeds from issuance of common stock                                                                53,550,522
   Proceeds from exercise of warrants                                    $   12,966                          20,660
   Share issuance of expenses and other financing costs                    (831,737)  $ (413,980)        (5,343,413)
   Purchase of treasury stock                                                                              (177,645)
   Proceeds from issuance of loan payable                                                                 1,446,229
   Proceeds from other obligations                                                     4,000,000         10,000,000
   Proceeds from issuance of convertible debentures                                    4,008,000          5,908,000
   Proceeds from issuance of redeemable preferred stock - series A                     1,200,000          1,200,000
   Proceeds from issuance of preferred stock - series B                   2,000,000                       3,070,000
   Proceeds from issuance of preferred stock - series C                   5,690,000                       5,690,000
   Advances received                                                        130,000                         130,000
   Repayment of capital lease obligations                                   (97,945)     (60,988)          (296,877)
   Repayment of loan payable                                               (115,497)    (106,535)          (821,675)
   Repayment of other obligation                                               (265)      (9,890)           (11,414)
   Repayment of notes payable                                                                              (515,500)
                                                                         ----------   ----------        -----------
      Net cash provided by (used in) financing activities                 6,787,522    8,616,607         74,364,387
                                                                         ----------   ----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         60,961     (496,437)           887,188

Cash and cash equivalents at beginning of period                            826,227      854,025                 --
                                                                         ----------   ----------        -----------

Cash and cash equivalents at end of period                               $  887,188   $  357,588        $   887,188
                                                                         ==========   ==========        ===========

                            Ortec International, Inc.
                        (a development stage enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Cumulative
                                                                                                          from
                                                                                                     March 12, 1991
                                                                   Nine Months ended September 30,   (inception) to
                                                                   -------------------------------    September 30,
                                                                          2003         2002               2003
                                                                       ----------   ----------       --------------
Supplemental disclosures of cash flow information:
Noncash financing activities
   Capital lease obligations                                                        $  268,644         $  568,344
   Deferred offering costs included in accrued professional fees                                          314,697
   Financing cost - other long term obligations included in
      accrued expense                                                                                      59,500
   Forgiveness of rent payable                                                                             40,740
   Share issuance expenses - warrants                                                                     255,000
   Dividends on Series B preferred stock paid in common shares         $  923,077                       2,049,011
   Accretion of discount on preferred stock                             4,179,000                       4,179,000
   Share issuance expenses for series B preferred stock
      incurred through issuance of warrants                                86,692                         391,307
   Share issuance expenses for series C preferred stock
      incurred through issuance of warrants                               272,386                         272,386
   Warrants issued with debentures                                                     440,523
   Warrants issued with preferred stock                                                559,289
   Debenture conversion feature                                                      1,042,663
   Preferred stock conversion feature                                                1,097,886
   Conversion of debt to preferred stock                                               670,120

Cash paid for interest                                                     65,244       31,043            610,102
Cash paid for income taxes                                                    750                         200,326

             See notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 2003, and the condensed statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and for the period from March 12, 1991 (inception) to September 30, 2003, and the statements of shareholders' equity (deficiency) and cash flows for the nine month periods ended September 30, 2003 and 2002, and for the period from March 12, 1991 (inception) to September 30, 2003, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2003, results of operations for the three and nine month periods ended September 30, 2003 and 2002, and for the period from March 12, 1991 (inception) to September 30, 2003, and stockholders' equity and cash flows for the nine month periods ended September 30, 2003 and 2002 and for the period from March 12, 1991 (inception) to September 30, 2003, have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2002 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the operating results for the full year or for any other interim period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3.8 million and $11.4 million during the three and nine months ended September 30, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $21.3 million, its total liabilities exceeded its total assets by $20.4 million and the Company has an accumulated deficit in its development stage of $98.7 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2002, the Company engaged an investment banking firm to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. During 2002, using the services of the investment banking firm the Company raised capital of approximately $8.2 million and in 2003 has raised an additional $2.0 million, $5.3 million, and $.4 million in February, May, and July, respectively. While the Company can give no assurance of the total amount of financing that will be secured, the Company is continuing to use the services of an investment banking firm in raising capital in 2003 and needs to raise an additional $2.0 million by the end of the year. The funds received to date, as well as $2.0 million of additional capital through 2003, if secured, will enable the Company to file with the FDA for pre-market approval for the commercial sales of OrCel in its cryo-preserved form for the treatment of venous ulcers and begin the transfer of technology to its third party manufacturer. Accomplishing these milestones might also enable the Company to raise additional financing through other potential collaborative arrangements with companies for sales, marketing and distribution of its product and through other equity investments. The Company needs to secure approximately $12.0 million of financing in 2004 to fund working capital and general corporate expenses as well as production costs associated with the launch of its OrCel product in the second half of 2004 for treatment of venous stasis ulcers. The Company requires substantial funding to continue its research and development activities, clinical trials, manufacturing, marketing, sales, distribution, and administrative activities. The Company believes that its cash and cash equivalents on hand at September 30, 2003, (approximately $0.9 million), as well as the additional $2.0 million and $12.0 million needed to be raised in 2003 and 2004, respectively, will enable it to continue its operations for the next 15 months.

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

Common Stock Reverse Split

On June 24, 2003, the Company effected a reverse stock split of its common shares outstanding, whereby every stockholder, warrant and option holder, was granted one new common share or warrant or option to purchase common shares, for every ten outstanding common shares (or its equivalent). The par value of the common shares remained unchanged at $.001 per share, however, the exercise prices of the warrants and options outstanding were adjusted as a result of this reverse split. The number of common shares, warrants, and options outstanding as of September 30, 2003 were reduced as a result of this one for ten reverse split to common shares, warrants, and options outstanding of 5,231,165, 3,012,673, and 1,676,974, respectively. The conversion rates of the Preferred stock outstanding was also adjusted accordingly, and as of September 30, 2003 would result in the issuance of 10,207,704 shares of common shares, if converted.

As a result of this reverse split, 2,951,590 warrants are exercisable at prices ranging from $.01 to $6.00 and 61,083 warrants are exercisable at prices in excess of $6.00. Similarly, 1,490,594 options are exercisable at prices ranging from $1.80 to $6.00 and 186,380 options are exercisable at prices in excess of $10.00.

Employees Stock Options

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter and nine months ended September 30, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and nine months ended September 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                           Quarter Ended    Nine Months Ended   Quarter Ended    Nine Months Ended
                                           Sept. 30, 2003    Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2002
------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders,
   as reported                              $(3,997,475)      $(16,813,605)      $(3,989,473)      $(16,406,158)
------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                      (89,000)        (1,275,000)         (234,000)          (623,000)
------------------------------------------------------------------------------------------------------------------
Pro forma net loss applicable to common
   shareholders                             $(4,086,475)      $(18,088,605)      $(4,223,473)      $(17,029,158)
------------------------------------------------------------------------------------------------------------------
Loss per share:
------------------------------------------------------------------------------------------------------------------
   Basic and Diluted-as reported            $     (0.76)      $      (4.38)      $     (4.12)      $     (16.93)
------------------------------------------------------------------------------------------------------------------
   Basic and Diluted-pro forma              $     (0.78)      $      (4.71)      $     (4.36)      $     (17.57)
------------------------------------------------------------------------------------------------------------------

Impact of Recently Issued Accounting Standards

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

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective in the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 did not have a material impact on the Company's financial position and results of operations.

NOTE 3- NET LOSS PER SHARE

On June 24, 2003, the Company effected a one for ten reverse stock split of its common shares outstanding. Loss per share for all periods presented have been adjusted as a result of this reverse stock split. As of September 30, 2003, an aggregate of 4,657,185 outstanding warrants and options were excluded from the diluted weighted average share calculations, as the effect was antidilutive. An aggregate of 200,000 shares of common stock, if converted at the conversion price of $2.50 per share would be issuable upon the conversion of Series B preferred stock, 2,844,999 common shares, if converted at the conversion price of $2.00 per share, would be issuable upon the conversion of Series C preferred stock, and 1,931,540 common shares if converted at the conversion price of $2.50 per share, would be issuable upon conversion of Series D preferred stock outstanding at September 30, 2003. These were also excluded from the calculation of diluted net loss per share at September 30, 2003, as the effect would be antidilutive. As of September 30, 2002, an aggregate of 402,303 outstanding warrants and options were excluded from the diluted weighted average share calculations, as the effect would be antidilutive. Basic and diluted loss per share, for the nine months ended September 30, 2003, includes warrants to purchase 32,460 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

NOTE 4 - OTHER OBLIGATIONS

On August 29, 2001, the Company entered into a Royalty Revenue Interest Assignment agreement with Paul Capital Royalty Acquisition Fund L.P. ("Paul Capital"), which terminates on August 29, 2011. Under such agreement the Company was eligible to receive $10,000,000 during 2001. The Company received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002. In February 2003, Paul Capital and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing additional funding requirements by Paul Capital. On February 26, 2003, Paul Capital invested an additional $500,000 in Series B preferred stock, in concurrence with this amendment, which is included in the overall Series B convertible preferred financing (Note 7).

In consideration for the $10,000,000 million, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital is able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. As of September 30, 2003, there have been no advance payments made to Paul Capital, as the Company is not engaged in sales activity.

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

At December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and in discussions with management regarding this issue, has indicated to the Company that it presently does not intend to exercise its option to require the Company to repurchase its revenue interest. Additionally, in order to facilitate the Company's ability to raise future financing, in October 2003 Paul Capital agreed, under certain circumstances, to provide the Company with a forbearance agreement, whereby, Paul Capital relinquished its right to require the company to repurchase its revenue interest as a result of this technical breach of contract. In order for this forbearance agreement to be effected, the Company must obtain funds from a qualified financing arrangement and cannot be insolvent, as defined in the agreement.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

Ortec has entered into a contract with Cambrex Bio. Science Walkerville, Inc, a third party manfacturer, for the production of Ortec's OrCel product in October (see Note 9). The contract provides for the lease of production space as well as providing production personnel needed for the manufacture of OrCel. The Company expects to have the capacity to produce the large quantities of OrCel that may be required in the event of the receipt of FDA approval for the sale of OrCel for use in the treatment of patients with venous stasis ulcers.

NOTE 5 - LEGAL PROCEEDINGS, CLAIMS AND OTHER CONTINGENCIES

ClinTrials Networks, LLC (ClinTrials) filed an arbitration claim against the Company for breach of an agreement which provided for ClinTrials to arrange and manage a portion of the FDA mandated clinical trial for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. ClinTrials claimed that the Company owed ClinTrials $165,936 and during the arbitration hearings Clin Trials increased its claim to approximately $400,000, plus reimbursement of legal fees. In September 2003, the arbitrator awarded ClinTrials $93,263 in full settlement of its claim plus interest of 6% per annum from January 1, 2002 until the award is fully paid. Additionally, the Company was ordered to pay $61,497 for claimant's attorney's fees and costs, and $1,438 for arbitration fees. These amounts have been accrued as of September 30, 2003.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the nine months ended September 30, 2003:

                                Stock Options    Warrants      Total
                                -------------   ----------   ---------
Balance at December 31, 2002        667,212      1,117,211   1,784,423
Granted                           1,055,261      2,294,212   3,349,473
Exercised                                --       (398,750)   (398,750)
Expired or cancelled                (45,499)            --     (45,499)
                                  ---------      ---------   ---------
Balance at September 30, 2003     1,676,974      3,012,673   4,689,647
                                  =========      =========   =========

Of the 1,676,974 stock options outstanding as of September 30, 2003, 1,274,400 represent stock options that were granted outside the plan. All options and warrants activity and outstanding balances have been adjusted for the one for ten reverse split effected June 24, 2003.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter and nine months ended September 30, 2003, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effect on net loss and net loss per share of the fair value of the options and warrants granted to employees during the quarter and nine months ended September 30, 2003. The Company issued 105,000 and 2,294,212 warrants to non-employees during the three and nine-month periods ended September 30 2003, which were all issued in conjunction with the preferred stock financing. The fair market value of these warrants was recorded as equity financing costs. 2,500 options were granted to non-employees during the nine-month period, with $3,000 of expense recorded. There were no stock options granted to employees during the quarter ended September 30, 2003. For the nine months ended September 30, 2003, 159,261 options were granted to employees within the plan and 894,400 options were issued to employees outside the plan.

NOTE 7- PREFERRED STOCK ISSUANCES

In February 2003, Ortec received gross proceeds of $2.0 million from the sale of the Company's Series B convertible preferred stock. The Company issued to such investors 200 shares of Series B convertible preferred stock, 2,923,077 shares of common stock (including 923,077 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 2,000,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.001 per share) and warrants to purchase an additional 2,000,000 shares of common stock, of which warrants to purchase 1,000,000 (the B-1 warrants) shares were exercisable at $1.50 per share and warrants to purchase the other 1,000,000 (the B-2 warrants) shares were exercisable at $2.00 per share. In May and June 2003, in conjunction with the conversion of the Series B preferred stock and the reverse stock split, these B-1 and B-2 warrants were amended and restated as 100,000 shares each at $4.00 and $5.00, respectively. Paul Capital did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of their B-1 and B-2 Warrants were not amended and are now exercisable at $15.00 and $20.00, respectively. In March 2003, in addition to cash compensation, Ortec also granted warrants to purchase an aggregate of 376,923 shares of common stock, exercisable at $0.001 per share (37,692 shares at $.01 per share, post split) to employees of the investment banking firm for their services in arranging such February 2003 Series B financing.

In May and July 2003, Ortec received gross proceeds of $5.7 million from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 1,707,000 shares at $3.60 per share, post split. These Series C preferred stock has a stated value of $6,000 per share and are convertible into 2,844,999 shares of common stock at $2.00 per share, post split. Dividends will be paid in cash or common shares at the option of the Company, at the rate of 10% per annum. An accrued dividend of $196,195 at September 30, 2003 has been provided for within stockholders' equity/(deficit) as the Company's current intent is to issue common shares in payment of the dividend. In addition, the investors, other than Paul Capital, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result,
605.389 shares of Series B preferred stock were converted into 24,215,560 shares of common stock at $.25 per share (2,421,556 at $2.50 post split) and
482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (common stock equivalent
1,931,540 shares post split). The Series D convertible preferred stock is non-redeemable and has a stated value of $10,000 per share. The liquidation value of these shares is $4,828,850. Ortec is authorized to issue up to 2,000 shares of Series D preferred stock.

In conjunction with these conversions, all Series B-1 and B-2 warrants were amended to reflect the revised exercise price of $4.00 and $5.00, respectively, post split. Paul Capital did not exercise its right to convert its 50 shares of Series B preferred stock into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at its original exercise price of $1.50 and $2.00 ($15.00 and $20.00, post split), respectively. As a result of the change in the B-1 and B-2 warrants valuation at May 23, 2003, the Company recognized a deemed dividend to investors of $519,000.

As part of the May 2003 Series C financing, employees of the investment-banking firm were granted warrants to purchase 1,495,200 shares at an exercise price of $.001 (149,520 shares at $.01, post split) as part of their compensation. Accordingly, the Company recorded $269,000 in Series C preferred share issuance costs related to the warrants.

Based on the relative fair market value of the preferred stock at the dates of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model, at September 30, 2003, the Company assigned values to the Series C preferred stock and its related C warrants of $4,464,368 and $1,225,632, respectively. Similarly, the Company assigned values to the Series D Preferred stock, based on values previously assigned to the Series B Preferred stock.

During the quarter, the Company incurred $39,000 of financing fees relating to the Series C preferred stock issued in the quarter, which was paid in cash.

Additionally, since the effective conversion price of the Series C preferred stock on the date of issuance was lower than the market value of the common shares on that date, the Company recognized $691,000 of additional discounts on the preferred issuances in the quarter ended June 30, 2003. This conversion feature was charged to retained earnings as accretion of discount during the quarter.

NOTE 8 - ADVANCES FROM THIRD PARTIES

During the quarter ended March 31, 2003, the Company received non-interest bearing advances of $130,000 from certain investors. This amount remains outstanding as of September 30, 2003.

NOTE 9 - SUBSEQUENT EVENTS

In October 2003, the Company raised additional funds of $0.6 million.

In October 2003, the Company entered into an agreement with Teva Medical, Ltd., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (Teva), under which Teva Medical obtained a license to promote and sell Ortec's tissue engineered wound healing product, OrCel, in Israel for the treatment of chronic wounds and other dermatological applications.

The Company finalized the contract manufacturing agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for the commercial manufacture of Ortec's tissue engineered product, OrCel, at the end of October 2003. Under the terms of the six-year agreement, Cambrex will provide Ortec with requisite manufacturing services and personnel for the commercial production of OrCel in accordance with Food and Drug Administration (FDA) requirements. Cambrex's current capacity at its Walkersville, Maryland facility is expected to meet Ortec's commercial manufacturing requirements for the first twelve months following the market launch of OrCel. The contract also specifies that Cambrex will invest in additional capacity to meet the market demand for OrCel.

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

General

Since our inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers and autograft donor site wounds for burn victims. We call our product OrCel(R) and in June 2001 we filed a trademark application for such name with the United States Patent and Trademark Office.

In February 2001 we received FDA approval to make commercial sales of OrCel for use in reconstructive surgery on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002. As a result of this curtailment, there have been no sales of our product in the current quarter and nine-month period ended September 30, 2003.

From inception to date, we have incurred cumulative net losses of approximately $98.7 million. We expect to continue to incur substantial losses through 2005, due to continued spending on research and development programs, the funding of clinical trials and regulatory activities and the increased personnel costs of manufacturing, marketing and sales, distribution and administrative activities.

We have completed the enrollment and treatment of patients in an FDA clinical trial for the use of OrCel in the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. We expect to file an application with the FDA for pre-market approval for the commercial sales of OrCel in its cyro-preserved form for the treatment of venous stasis ulcers by the end of November 2003. We hope to obtain FDA approval in the second quarter 2004 for the use of our OrCel product in the treatment of venous stasis ulcers.

In June 2002, we received approval from the FDA to initiate a pivotal clinical trial using OrCel in the treatment of diabetic foot ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic foot ulcers pivotal clinical trial and hope to resume this trial in the second quarter of 2004 dependent on obtaining sufficient additional financing.

In October 2003, we entered into a contract manufacturing agreement for the production of OrCel with Cambrex Bio Science Walkerville, Inc, a subsidiary of Cambrex Corporation. Cambrex's current capacity is expected to meet our commercial manufacturing requirements for the first twelve months following the market launch of OrCel if and when we receive FDA approval for the sale of our product for use in the treatment of patients with venous stasis ulcers. This agreement will allow us to avoid the costlier plan of constructing our owned manufacturing facility. We are also concurrently in the process of evaluating various sales and marketing collaborative arrangements for the distribution of our product in the United States.

In October 2003 we entered into an agreement with Teva Medical, Ltd., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd, under which Teva Medical obtained a license to promote and sell our tissue engineered wound healing product, OrCel, in Israel for the treatment of chronic wounds and other dermatological applications.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses through 2005.

Critical Accounting Estimates

Revenue Recognition. Revenues from sales are recognized upon shipment of product to customers.

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale is included in Research and Development costs. All research and development costs, including consulting and personnel costs, are expensed as incurred.

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

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective in the first interim period beginning after June 15, 2003.

The effect of the adoption of SFAS No. 150 did not have a material impact on the Company's financial position and results of operations.

Results of Operations

Three and Nine Months Ended September 30, 2003, and September 30, 2002.

Revenues

We earned revenues of approximately $35,000 and $244,000 from commercial shipments of products to customers in the quarter and nine months ended September 30, 2002. As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no revenues generated in the quarter and nine months ended September 30, 2003.

Expenses

Expenses decreased by approximately $0.2 million from approximately $4.0 million in the 2002 quarter to approximately $3.8 million in the 2003 quarter, and by $5.2 million from approximately $16.6 million to $11.4 million in comparable nine-month periods.

Personnel. Personnel costs decreased by approximately $0.3 million to $0.9 million in the 2003 quarter, compared with $1.2 million in the 2002 quarter due to lower headcount and a reduction in executive salary and decreased by $2.5 million from $5.4 million to $2.9 million in the nine months ended September 30, 2003 compared to the 2002 nine-month period. The reduction in expense in the 2003 nine-month period resulted from management's decision in June 2002 to curtail manufacturing of product for sale and focus completely on conducting the pivotal venous stasis clinical trial. The headcount and personnel costs were higher in the 2002 periods as we had increased staffing to manage two clinical trials, manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, initiate our sales and marketing program for our FDA approved product, and for additional administrative personnel required as a result of such increased staffing levels.

Consulting. These fees decreased by $.1 million in the quarter and by $.5 million in the nine months ended September 30, 2003, compared with the quarter and nine months ended September 30, 2002. Lower consulting expenses in the current quarter and nine months ended September 30, 2003 are due to the fact that the company has been focused on completing the venous stasis clinical trial, and as such have utilized primarily existing personnel. The 2002 periods included costs incurred as a result of product and process improvement projects, as well as for the clinical trials.

Research and Development. These expenses at $0.8 million in 2003 quarter were in line with 2002 quarter and decreased by $1.3million to $1.6 million from $2.9 million in the comparable nine-month periods. The decrease in research and development expense was due to the fact that during the 2003 nine month period, costs were incurred primarily for the venous ulcer pivotal clinical trial, whereas in 2002 costs were incurred for concluding the donor site pivotal clinical trial, an EB post approval study, as well as concluding the venous and diabetic ulcers pilot trials and beginning the venous pivotal trial. In 2002 there were also significant costs incurred to manufacture product for sale, which is included in Research and Development expenses.

General and Administrative. These expenses increased by $0.2 million from $.5 million in the 2002 quarter to $0.7 million in the 2003 quarter due principally to higher legal fees relating to the ClinTrials litigation. These expenses decreased by $.5 million, from $2.4 million to $1.9 million in the comparable nine month periods, due to reduced marketing, recruitment and other expenses incurred in 2003 compared with 2002, during which period we were preparing for commercial sales of our product, partly offset by higher legal fees in 2003.

Rent and Lease Termination Costs. Rent expense decreased by $11,000 and $60,000 in the 2003 quarter and nine month period compared with the 2002 periods, due to reductions in space leased at all office locations. During the 2nd quarter of 2003, the Company and NJEDA executed an agreement to terminate the lease of the New Jersey premises, and in accordance with terms of this settlement, we recorded termination expenses of $1.1 as of June 30, 2003. These costs included $.9 million in lease settlement costs paid to the NJEDA, and the write-off of $.2 million of other leasehold costs incurred directly by us.

Interest Expense. Interest expense decreased by $0.2 million in the quarter and $1.6 million in the nine months ended September 30, 2003, compared with the expense incurred in the quarter and nine months ended September 30, 2002. The nine month period decrease is primarily due to $2.2 million in interest recorded on convertible debt, which was converted in 2002. The 2003 and 2002 periods included the non-cash imputed interest accrued on the Paul Capital agreement. Although interest was accrued at 30% per annum for both periods, at September 30, 2003, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2003, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

Liquidity and Capital Resources

Since inception (March 12, 1991) through September 30, 2003, we have accumulated a deficit of approximately $98.7 million and we expect to continue to incur substantial operating losses through 2005. We have financed our operations primarily through private placements of our common stock, preferred stock and convertible debentures, our initial public offering and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to September 30, 2003, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, we received net cash proceeds from the issuance of debentures and preferred stock of $10.5 million, and we have received a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the nine months ended September 30, 2003, we used net cash for operating activities of approximately $6.7 million. Cash used in operating activities resulted primarily from our net loss of $11.4 million, offset by depreciation and amortization of approximately $.5 million, approximately $3.4 million of non-cash interest expense and approximately $1.1 million in costs for lease termination costs, relating to the NJEDA lease, of which approximately $.3 million was a cash payment in the nine-month period.

In the nine months ended September 30, 2003, we received gross proceeds of $7.7 million from the issuance of preferred stock, advances of $.1 million against future financings and incurred $.8 million in financing costs. As a result of such preferred stock financing, common shares outstanding increased by 2.9 million shares , due to the conversion of preferred stock, the exercise of warrants and the issuance of common stock for dividends payable on preferred stock.

On June 24, 2003, the Company executed a reverse split of its common shares, warrants, and options outstanding, whereby every stockholder, warrant holder, and option holder was granted one new common share, warrant, or option for every ten common shares, warrants, or options outstanding prior to June 24, 2003. The par value of the common shares remained unchanged at $.001 per share. However, the exercise prices of the warrants and options outstanding were adjusted as a result of this reverse split.

In March 2003, Ortec began discussions with Cambrex, a third party manufacturer, concerning the commercial contract production of our OrCel product. In October 2003, the agreement between the parties was finalized and the Company has begun the transfer of technology to Cambrex. It is expected that Cambrex will begin production of OrCel in the first quarter of 2004 and this inventory may be used for sale in the second half of 2004 if we receive the PMA approval in the second quarter of 2004 for sale of OrCel for use on patients in the treatment of venous leg ulcers.

Under the August 29, 2001 agreement, as amended, in consideration for the investment of $10.0 million, Paul Capital received 3-1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. As of September 30, 2003, we have provided for the effective cost of the amounts received from Paul Capital at 30% per annum, pursuant to default provisions of the agreement and we have accrued interest accordingly. However, at such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material lower interest expense. Under the August 29, 2001 agreement, as amended, beginning on January 1, 2003, Paul Capital is entitled to receive each year advances from the first proceeds to us from end user sales of our products. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments, compared to amounts owed based on actual sales. Such annual amounts Paul Capital is able to draw in advance will range from $.6 million in 2003, $1.0 million in 2004 to $7.5 million in 2005 and thereafter. During the nine months ended September 30, 2003, there have been no sales to customers, therefore, no advance payments have been made to Paul Capital. We are currently in discussions with Paul Capital to amend the amount of advance payments required under the agreement.

At March 31, June 20, and September 30, 2003, our liabilities exceeded the value of our assets and as such, we were technically in default of the solvency requirement under the Paul Capital agreement. Paul Capital is aware of this breach and based on our discussions regarding this issue, has indicated to us that it presently does not intend to exercise its option to require us to repurchase its revenue interest. Additionally, in February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. On February 26, 2003, Paul Capital also invested an additional $500,000 in our Series B preferred stock.

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

On March 27, 2002, we engaged an investment-banking firm to act as our financial advisor in connection with raising capital for us through debt and/or equity financing. Using these services we have raised financing of approximately $8.2 million in 2002 and in 2003 we have raised an additional $2.0 million from the sale of Series B convertible preferred stock in February 2003 and $5.7 million from the sale of Series C convertible preferred stock in May and July 2003. As part of the February financing, we issued 2,000,000 Series A warrants at $.001 per share, which were immediately converted into common shares (post split 200,000 common shares), 1,000,000 Series B-1 (post split 100,000) and 1,000,000
Series B-2 (post split 100,000) warrants exercisable at $1.50 per share and $2.00 per share (post split $15.00 and $20.00), respectively. Concurrent with the Series B conversion and reverse stock split, the exercise prices of these warrants were reduced to $.40 and $.50 (post split $4.00 and $5.00), respectively.

Dividends on our Series B preferred stock sold in such financing were paid in common shares at the rate of 12% per annum, resulting in the issue of 923,077 shares of common stock (post split 92,307 shares). The investors in the Series B preferred stock issued in February 2003, along with all previous issues in 2002, agreed to convert their Series B preferred shares into common shares and Series D preferred shares (common stock equivalent) on May 23, 2003. The Company finalized the conversion of the Series B preferred stock into the Series D preferred stock on August 29, 2003. Only the 50 shares of Series B preferred stock owned by Paul Capital were not converted.

On May 23, 2003 and July 29, 2003 we closed on Series C preferred stock equity financing of $5.7 million from investors, some of whom have previously participated in the $10.2 million raised through 2002 and 2003 prior to that date. The Series C convertible preferred stock has a stated value of $6,000 per share and is convertible into common shares at a rate of $.20 per share ($2.00 post split). Dividends will be paid in cash, or common shares at the option of the Company, at the rate of 10% per annum. An accrued dividend of $196,195 at September 30, 2003 has been provided for within the stockholders' equity/ (deficit) as the Company's current intent is to issue common shares in payment of these dividends. Beginning 180 days from issue, the Series C convertible preferred stock shall automatically convert if the common stock of the Company trades at a price equal to or greater than $.60 ($6.00 post split) per share for a period of 10 consecutive trading days. Additionally, each investor was issued 18,000 (1,800 post split) five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share, post split. Beginning twenty-four months after the Closing, the Company may redeem the Series C warrants for $.01 per warrant if its common stock closes above $10.80 per share (post split) for 10 consecutive trading days.

Concurrently with the closing of this Series C convertible preferred stock financing, on May 23, 2003 a majority in interest of the holders of our Series B convertible preferred stock agreed to convert their preferred shares into common shares or its equivalent, at the conversion rate of $.25 ($2.50 post split) per share. As a result of this conversion, 605.389 shares of Series B preferred stocks were converted into 24,215,560 shares of common stock (post split 2,421,556 common shares) and shares of 482.885 Series B preferred stock were converted into a similar number amount of shares of Series D preferred stock, which are equivalent to 19,315,408 shares of common stock (post split 1,931,540 common shares). Only the 50 shares of Series B preferred stock owned by Paul Capital were not converted. Additionally, as a result of the conversion, the exercise price of the B-1and B-2 warrants relating to the converted Series B preferred stock, were adjusted from $1.50 and $2.00 (post split $15.00 and $20.00), respectively, to $.40 and $.50 (post split $4.00 and $5.00), respectively. Beginning twelve months after issue, the B-1 and B-2 Warrants are redeemable for $.01 per share if our common stock closes above $1.00 and $1.25 (post split $10.00 and $12.50), respectively, for 10 consecutive trading days.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We have raised funds in the past through the public or private sale of equity securities and debentures and through the agreement with Paul Capital. We will need to raise additional funds in the future through public or private financings, collaborative arrangements or from other sources. We can give no assurance of the total amount of financing that will be secured. We are continuing to use the services of an investment banking firm in raising capital in 2003. The success of such efforts will depend in large part upon continuing developments in our clinical trials and upon market conditions.

We estimate that the equity financing raised to date from investors as well as the additional equity financing we hope to raise in 2003 and 2004, will enable us to file our application for pre-market approval with the FDA for the commercial sales of OrCel in its cyro-preserved form for the treatment of venous stasis ulcers, execute our production plan with our third party manufacturer and prepare for sales in 2004. Accomplishing these milestones should enable us to raise additional funding through other potential collaborative arrangements with a pharmaceutical sales company and through the sale of our securities to the public and through private placements, debt financing or short-term loans. We believe that our cash and cash equivalents on hand at September 30, 2003, (approximately $0.9 million), as well as the additional $2.0 and $12.0 million we hope to raise in 2003 and 2004, respectively, will enable us to continue our operations for the next 15 months. We can give no assurance that additional investment or other funds can be secured.

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

                                     PART II

Item 1. LEGAL PROCEEDINGS AND CLAIMS

In our quarterly report on Form 10-QA for the three months ended September 30, 2002, we reported that ClinTrials Networks, LLC (ClinTrials) had commenced an arbitration proceeding against us claiming we owe ClinTrials $165,936. The arbitration between ClinTrials and us took place in July 2003. At the hearing ClinTrials increased its claim against us to close to $400,000 plus reimbursement of its legal fees. In September 2003, the arbitrator awarded ClinTrials $93,263 in full settlement of its claim plus interest of 6% per annum from January 1, 2002 until the award is fully paid. We were also ordered to pay $61,497 for ClinTrials' attorney's fees and costs, and $1,438 for arbitration fees.

Item 2. CHANGES IN SECURITIES

     (c)  Recent Sales of Unregistered Securities

As we reported in our quarterly report on Form 10-Q for the three months ended June 30, 2003, on July 29, 2003 we sold an additional 58.333 shares of our Series C convertible preferred stock for $6,000 per share and granted the purchasers warrants to purchase 105,000 shares of our common stock at an exercise price of $3.60 per share. Such

58.333 shares of our Series C preferred stock are convertible into 174,999 shares of our common stock. We sold the other 890 shares of our Series C convertible preferred stock in the second quarter ended June 30, 2003, which we also reported on our Form 10-Q for that three month period. In that Form 10-Q we also described the relative rights and preferences of our Series C convertible preferred stock.

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

In August 2003, 482.885 shares of our Series B preferred stock were converted into an equal number of shares of our newly created Series D convertible preferred stock. Such 482.885 shares of our Series D preferred stock are convertible into an aggregate of 1,931,540 shares of our common stock.

Series D Convertible Preferred Stock

     Designation and Rank

     On August 19, 2003, in connection with our board of director's authority to issue "blank check" preferred stock, we filed an amendment to our certificate of incorporation in which amendment we designated the relative rights and preferences of our Series D preferred stock pursuant to which our board of directors authorized the issuance of 2,000 shares of Series D preferred stock, par value $0.001 per share. The Series D preferred stock ranks prior to the Common Stock for purposes of liquidation preference and to all other classes and series of equity securities of the Company that by their terms do not rank senior to the Series D preferred stock, except that the Series D preferred stock shall be subordinate to and rank junior to all other classes of preferred stock of the Company outstanding as of August 19,2003 (the Series B and Series C preferred stock) or thereafter created unless any series of preferred stock hereafter created by its terms ranks junior to the Series D preferred stock. The Series D preferred stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding. The Series D preferred stock has a stated value of $10,000 per share.

     Dividends

     In the event we declare a cash dividend on our common stock we will be required to pay a dividend on each share of our Series D preferred stock in an amount equal to the cash dividend paid on one share of our common stock multiplied by the number of shares of our common stock into which such one share of our Series D preferred stock can be converted.

     Voting Rights

     Except as described below and otherwise required by Delaware law, the Series D preferred stock has no voting rights.

     As long as any shares of the Series D preferred stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series D preferred stock outstanding at the time, voting separately as a class:

     o amend, alter or repeal the provisions of the Series D preferred stock so as to adversely affect any right, preference, privilege or voting power of the Series D preferred stock;

     o effect any distribution with respect to junior stock except that we may effect a distribution on our common stock if we make a like kind distribution on each share of our Series D preferred stock outstanding in an amount equal to the distribution on one share of our common stock multiplied by the number of shares of our common stock into which one share of our Series D preferred stock can be converted at such time.

     Liquidation Preference

     In the event of our liquidation, dissolution or winding up, the holders of shares of the Series D preferred stock then outstanding shall be entitled to receive, out of our assets, a Series D Liquidation Preference Amount equal to $10,000 per share of the Series D preferred stock before any payment shall be made or any assets distributed to the holders of our common stock or any other junior stock. However, no Series D Liquidation Preference Amount shall be paid on any Series D preferred stock unless we have first finished paying all liquidation preference amounts on all other classes of our outstanding preferred stock which do not by their terms rank junior to the Series D preferred stock. If our assets can pay some of, but are not sufficient to pay in full, the Series D Liquidation Preference Amount to the holders of the Series D preferred stock, then all of our assets available to pay any portion of the Series D Liquidation Preference Amount will be distributed among the holders of the Series D preferred stock ratably on a per share basis. After payment of the full Series D Liquidation Preference Amount, the holders of shares of Series D preferred stock will not be entitled to any further participation as such in any distribution of our assets.

     Conversion

     Voluntary Conversion

     Each holder of Series D preferred stock may, at such holder's option, subject to certain limitations described below, elect to convert all or any portion of the shares of Series D preferred stock held by such holder into a number of fully paid and nonassessable shares of our common stock equal to the quotient of (i) the Series D Liquidation Preference Amount divided by (ii) the Series D Conversion Price (as defined below).

     Conversion Restrictions

     At no time may a holder of shares of Series D preferred stock convert shares of the Series D preferred stock if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of our common stock owned by such holder at such time, the number of shares of common stock which would result in such holder Beneficially Owning in excess of 9.99% of all of our common stock outstanding at such time; provided, however, that upon a holder of Series D preferred stock providing us with sixty-one days notice that such holder would like to waive this provision with regard to any or all shares of common stock issuable upon conversion of his Series D preferred stock, this provision shall be of no force or effect with regard to those shares of Series D preferred stock designated in such notice.

     Mandatory Conversion

     Upon our written request a holder of Series D preferred stock shall advise us in writing as to the number of shares of our common stock that are Beneficially Owned by such holder. If the shares of our common stock Beneficially Owned by such holder amount to less than 9.99% of the shares of our common stock outstanding at such time, we may, at our option, compel such holder to convert such portion of the Series D preferred stock owned by him into so many shares of our common stock so that the total number of shares of our common stock Beneficially Owned by such holder after such conversion shall equal 9.99%, but not more, of the shares of our common stock outstanding after such conversion.

     Series D Conversion Price

     The Series D preferred stock is subject to a fixed conversion price equal to $2.50 per share, subject to customary adjustments to the Series D Conversion Price in the event of stock splits, combinations, dividends, distributions, reclassifications and other corporate events.

     Reservation of Shares of Common Stock

     As long as any shares of Series D preferred stock are outstanding, we are required to reserve and keep available out of our authorized and unissued common stock, solely for the purpose of effecting the conversion of the Series D preferred stock, 100% of such number of shares of common stock that will be sufficient to effect the conversion of all of the Series D preferred stock then outstanding.

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

          3.5       Amendment to Certificate of Incorporation filed on May 23, 2003, being the
                    Certificate of Designation of the Relative Rights and Preferences of the Series C
                    convertible preferred stock (4)

          3.6       Amendment to Certificate of Incorporation filed on August 19, 2003, being the
                    Certificate of Designation of the Relative Rights and Preferences of the Series D
                    convertible preferred stock. (6)

          3.7       By-Laws (5)

         31.1       Certification (Principal Executive Officer) (6)

         31.2       Certifications (Principal Financial Officer (6)

         32.1       Certification of Principal Executive Officer (6)

         32.2       Certification of Principal Financial Officer (6)

----------
(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2) Filed as an Exhibit to our Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(4)  Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2003.

(5) Filed as an Exhibit to our Registration Statement on Form SB-2 (file no. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(6)  Filed herewith.

(b)  Reports on Form 8-K

     We filed no reports on Form 8-K in the third quarter of 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Registrant:

                                          ORTEC INTERNATIONAL, INC.


Date: November 14, 2003                   By: /s/ Steven Katz
                                              ----------------------------------
                                              Steven Katz, PhD
                                              Chairman
                                              (Principal Executive Officer)


Date: November 14, 2003                   By: /s/ Ron Lipstein
                                              ----------------------------------
                                              Ron Lipstein
                                              Chief Executive Officer
                                              (Principal Executive Officer)