Form 10-K/A
period 2002-12-31
ORTEC INTERNATIONAL INC
filed 2004-02-12
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                               AMENDMENT NO. 1 TO


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('SS' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                               ITEMS IN FORM 10-K



                                                                                      Page
                                                                                      ----
Facing page

Part I
           Item 1.  Business............................................................1
           Item 2.  Properties.........................................................10
           Item 3.  Legal Proceedings..................................................11
           Item 4.  Submission of Matters to a Vote of Security Holders...............N/A

Part II
           Item 5.  Market for the Registrant's Common Equity and Related
                       Stockholder Matters.............................................12
           Item 6.  Selected Financial Data............................................17
           Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................18
           Item 7A. Quantitative and Qualitative Disclosures About
                       Market Risk....................................................N/A
           Item 8.  Financial Statements and Supplementary Data........................28
           Item 9.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.........................N/A
Part III
           Item 10. Directors and Executive Officers of the Registrant.................28
           Item 11. Executive Compensation.............................................31
           Item 12. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters..................34
           Item 13. Certain Relationships and Related Transactions.....................38
           Item 14. Controls and Procedures............................................39
Part IV
           Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....41

Signatures.............................................................................43

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


     In 2001 the FDA granted our application for the commercial sale of OrCel for the treatment of donor site wounds. A donor site wound is created in an area of the patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. In 2001 the FDA also granted our application for the commercial sale of OrCel for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat the donor site wounds created during the surgery. Recessive dystrophic epidermolysis bullosa is a condition in which a newborn infant's skin instantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring resulting in deformity of the hands and feet. From December 2001 through December 2002, our gross revenues from the sale of OrCel were $265,665. We discontinued our sales efforts and the manufacture of OrCel for commercial sale because of our need to use our limited financial resources for the completion of our clinical trial for the use of OrCel in the treatment of venous stasis ulcers, which is a much larger potential market.

     We are currently conducting a pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart. The study is being conducted at 13 clinical sites, and as of March 14, 2003, over 80 patients were enrolled to participate in the trial. We are targeting an enrollment of 102 patients in the trial after which the trial can be considered completed upon our demonstrating that there is a significant positive statistical difference in the treatment of enrolled patients with OrCel as compared with the treatment of other enrolled patients, in a control group, with standard of care. We can then file a pre-market application with the FDA for the FDA's approval of the commercial sale of OrCel for the treatment of venous stasis ulcers.


     We have developed the technology for the cryopreservation of OrCel without diminishing its effectiveness. Cryopreservation is the freezing of our product which gives it a minimum shelf life of six months, as opposed to only a few days when our product is not cryopreserved.

     Due to budgetary constraints we are encountering in this difficult investment climate, we have deferred conducting a pivotal clinical trial for the use of OrCel in the treatment of diabetic foot ulcers (although the FDA granted its approval for us to conduct that pivotal trial) until after we have completed our pivotal clinical trial, now in progress, for the use of OrCel in the treatment of venous stasis ulcers. We completed a pilot clinical trial for the use of OrCel in the treatment of diabetic foot ulcers in the latter part of 2001. We reported the results of that pilot clinical trial in our annual report on Form 10-K for the fiscal year ended December 31, 2001. People with diabetic foot ulcers also constitute a large patient population and therefore also a large potential market for OrCel.

     We have already secured approval for Medicare payments for the use of OrCel under Medicare's Outpatient Prospective Payment System (OPPS). This approval covers the use of OrCel in hospitals, other hospital-owned facilities and for hospital out patient treatment. This reimbursement procedure is not limited to the use of OrCel for the treatment of any particular medical condition.

     Our target patient population for the use of OrCel are persons with venous stasis and diabetic foot ulcers and donor site wounds which we believe are large potential markets for the use of OrCel. We also believe that OrCel can be used to treat other medical conditions, such as decubitis ulcers, and for cosmetic surgery. Decubitis ulcers are pressure sores, commonly known as bed sores. Decubitis ulcers range from a small wound to a very deep wound extending to and sometimes through a bone into internal organs.


     Our cash on hand at the end of March 2003 will enable us to continue our operations through May, 2003, assuming that we will not incur unexpected costs and that we are able to manage payments, over a period of time, of obligations we have accumulated. Before the end of May, 2003, we will be required to raise additional funds (through the sale of our securities or debt financing) to complete our clinical trials, to produce and market OrCel and to pay our accumulated debt. Our failure to receive additional financing or our failure to secure FDA clearance for sale of OrCel to treat venous stasis ulcers will result in our discontinuing our operations.


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

The FDA Approval Process

     Pursuant to the Federal Food Drug and Cosmetic Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in the United States. OrCel is considered by the FDA to be a medical device and is therefore regulated by the FDA. We must receive pre-market clearance from the FDA for any commercial sale of our product. Before receiving such clearance we must provide proof in human clinical trials of the safety and efficacy of OrCel. Pre-market clearance is a lengthy and expensive process.

     The steps in the FDA clearance process may be summarized as follows:

     o The sponsor (such as Ortec) prepares a protocol which sets forth in detail all aspects of the proposed clinical trial. The information includes the number of patients to be treated, the number of sites (hospitals and clinics) at which the patients in the clinical trial are to be treated, the then current standard of care with which the patients in the control group (in comparable medical condition as the patients to be treated with the medical device which is the subject of the clinical trial) are to be treated, the treatment frequency and the statistical plan that will be utilized to analyze the data derived from the clinical trial.

     o The protocol also has to establish the safety of the use of the medical device to be studied in the trial. Safety can be established in a number of ways. One is by showing the results of use of the medical device in treatments in other clinical trials, in hospital approved treatments elsewhere in the world or by use in animal clinical trials and/or in an FDA cleared "pilot" clinical trial in which far fewer patients are treated than in the definitive "pivotal" clinical trial.

     o    The sponsor submits the protocol to the FDA.

     o The FDA staff give their comments, objections and requirements on the submitted protocol.

     o The sponsor redrafts the protocol and otherwise responds to the FDA's comments.

     o The sponsor recruits hospitals and clinics as sites at which the patients in the study are to be treated. Such recruitment begins with or prior to the preparation of the protocol.

     o After the FDA clears the protocol the trial sites and the sponsor recruit the patients to be treated in the study.

     o The patients are treated at not more than the number of trial sites specified in the protocol. One half of the patients are treated with the medical device being studied and the other half, the control group, with the then current standard of care for treatment of the same medical condition.

     o The sites follow up each treated patient (for the period and the number of times provided in the FDA cleared protocol) to determine the efficacy of the medical device being studied in the treatment of the medical condition identified in the protocol, as against the efficacy of the standard of care used in the study.

     o The sponsor assists and monitors compliance with the protocol's requirements in each site's conduct of the study.

     o The sponsor collects the clinical data of each patient's treatment and progress from the sites.

     o The data is analyzed by or for the sponsor. The sponsor prepares a report of the results of the study and submits the report and the supporting clinical data to the FDA staff reviewers for their comments and questions.

     o After staff review of the submitted data, the sponsor responds to the FDA's comments and questions.

     o After completion of its review the FDA staff may submit a report of the results of the trial to an advisory medical panel consisting of experts in the treatment of the medical condition which the studied medical device is intended to treat.

     o The panel submits its advice as to the efficacy and safety of the device to the FDA official who is the Director of the FDA Division to which the protocol and the results of the pivotal trial were originally submitted. If no advisory panel is required the FDA staff reviewers submit their recommendation directly to the Division Director.

     o The FDA Division Director is the FDA official who determines whether or not to clear the medical device for commercial sale for treatment of that medical condition. The sponsor may appeal a Division Director's negative determination through appeal levels within the FDA, up to the Commissioner of the FDA.

     o After FDA clearance the sponsor must submit all labeling information for the medical device to the FDA to make certain that the claims on the label accurately state the uses for which the medical device has been cleared.


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

Patents and Proprietary Rights


     We have four United States patents, one European patent covering thirteen countries and nine international patents in nine other countries, and one United States and four international patent applications (three of which are applications filed under the Patent Cooperation Treaty) pending, for our technology and processes:

     o The first of these patents covers the method for the production of OrCel. It is an epidermal layer of cultured epidermal cells and a bilayered collagen sponge structure that includes a layer of highly purified, non-porous collagen on top of a porous cross-linked collagen sponge containing cultured dermal cells. This patent expires on February 1, 2011. This is also the technology covered by the European and other foreign patents which have been issued to us. These foreign patents also expire in 2011.

     o Another United States patent provides for the extension of the use of the collagen sponge structure described above which may contain cells other than epidermal and/or dermal cells, such as cells for regenerating such organs and tissues as heart muscle, blood vessels, ligaments, cartilage and nerves. This patent also expires on February 1, 2011. We have not performed, nor are we planning to perform in the near future, any clinical trial using our platform technology for use of donor cells other than epidermal and dermal cells.

     o Another United States patent covers a manufacturing process which, when implemented, can reduce the cost of producing OrCel. These new manufacturing processes create an improvement over our collagen structures described above in that a third layer of collagen which is hospitable to cell growth is deposited on the non-porous collagen layer. This patent expires on December 28, 2020.

     o Our fourth United States patent covers a process for the cryo-preservation of OrCel. This patent expires on December 26, 2021.

Despite such patents our success will depend, in part, on our ability to maintain trade secret protection for our technology.

     Our European patent was granted to us by the European Patent Office.

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

     Several of our competitors, including Organogenesis and Advanced Tissue Sciences, Inc., have been granted patents relating to their particular skin technologies which also utilize donor cells on a collagen sponge matrix. To that extent they may be considered similar to our OrCel technology.

          We successfully defended challenges by Organogenesis to our United States patent and by Advanced Tissue Sciences to our European patent in the respective patent offices where those patents were issued. However, those successful defenses do not preclude future challenges in court. The dismissal of the challenge to our patent in Europe has been appealed. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to interference proceeding brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties or to re-examination proceedings in the United States. We might incur significant costs defending such proceedings and we might not be successful.

Paul Capital Agreements

     In August 2001 and in 2002 we entered into agreements with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed in consideration of Paul Capital paying us $10,000,000, to pay to Paul Capital 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. As security for the performance of our obligations to Paul Capital, we have granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with Paul Capital provides that in certain events Paul Capital may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Capital for a price equal to the $10,000,000 Paul Capital paid us plus an amount that would yield Paul Capital a 30% per annum return on its $10,000,000 investment. Among the events that would entitle Paul Capital to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Capital provides that in determining such insolvency any amount we owe to Paul Capital is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Capital we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. If Paul Capital does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Capital could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

     In February 2003, Paul Capital purchased 50 shares of our Series B convertible preferred stock, and in connection therewith we issued to Paul Capital 73,077 shares of our common stock and granted Paul Capital warrants to purchase an aggregate of 50,000 shares of our common stock, at exercise prices of $15.00 per share for 25,000 shares and at $20.00 per share for the other 25,000 shares. The February 2003 amendments to our agreements with Paul Capital provided, among other things, for (a) the election of one director designated by Paul Capital, (b) the right of one observer (other than such director) selected by Paul Capital to attend and observe all meetings of Ortec's Board of Directors, (c) for us to use our best efforts to have independent directors who are acceptable to both Ortec and Paul Capital, including the director designated by Paul Capital, as a majority of Ortec's Board of Directors, and (d) restricts our right to pay cash dividends on, or redeem, shares of our common or preferred stock.


Employees

     We presently employ 35 people on a full-time basis, including three executive officers. We also have 5 part time employees. We anticipate hiring additional employees in the areas of quality assurance, manufacturing, marketing and research and development as our needs arise.

Item 2. PROPERTIES


     We occupy an aggregate of approximately 14,000 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, pursuant to lease agreements, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce OrCel. As of March 1, 2003 we were paying rent of approximately $400,000 per year for use of all our space at the Audubon facility. In connection with our leases, Columbia University made loans to us for improvements to our leased space as well as for construction and set up costs for the laboratory in that space. We are repaying such loans in monthly installments aggregating annual payments of $212,503 for each of 2004 and 2005, $161,988 in 2006, $91,265 in 2007 and $30,422 in 2008.


     In December 2001 we entered into a ten-year lease with the New Jersey Economic Development Agency to lease approximately 58,000 square feet of manufacturing and office space located in North Brunswick, New Jersey. The leased premises were to be located in two buildings. 26,000 square feet in an existing building were to be renovated to our specifications. The other 32,000 square feet was to be a building specifically constructed for us. We planned to equip that space primarily for the production and manufacturing of OrCel in large quantities for commercial sale. However, as we noted above, because our financial resources are significantly more limited than we anticipated when we signed the lease, we were able to terminate our obligation for the leasing of the 32,000 square feet building that was to be constructed and we have had discussions with the New Jersey Economic Development Agency to terminate the remainder of our obligation to lease the other 26,000 square feet. We can give no assurance that we will be able to terminate our obligation with respect to the 26,000 square feet portion of that lease or what damages, if any, incurred by the New Jersey Economic Development Agency because of our failure to perform our obligations relating to the 26,000 square feet portion of that lease, we will have to pay.


     Before we changed our plans and decided not to build production facilities in North Brunswick, we also leased from the same landlord approximately 3,200 square feet in another building in North Brunswick, for a 16 month term, at an initial base rent of $96,000 for the first year, increasing to an annual rate of $100,800 during the last four months of the lease. That lease expires June 30, 2003. We are currently using that space for process development operations and offices.


Item 3 LEGAL PROCEEDINGS

     ClinTrials Networks, LLC (ClinTrials) has claimed that we have breached an agreement with them, which provided for ClinTrials to arrange and manage a portion of the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. During the quarter ended September 30, 2002, ClinTrials commenced an arbitration proceeding against us, claiming that we owe ClinTrials $165,936 and that ClinTrials reserves the right to claim additional amounts from us, based on continuing additional monthly fees ClinTrials claims that it is entitled to receive under its agreement with us. We have denied ClinTrials' claim and have advised ClinTrials that we are not in breach of our agreement. We have reserved our right to file a counterclaim in the arbitration proceeding for overpayments under the terms of our agreement with ClinTrials.

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


     We have entered into agreements with some of our creditors providing for payment of our obligations to them over extended periods of time. Our accounts payable to trade creditors aggregated approximately $3,800,000 as of December 31, 2002 of which 75%, or approximately $2,400,000, is owed by twenty-five vendors. Of the twenty-five vendors, the three vendors referred to above for whom we accrued approximately $600,000 in aggregate as of December 31, 2002 have commenced legal proceedings against us.


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

                                       HIGH    LOW
                                      -------------
Fiscal Year Ended December 31, 2001

First Quarter                         $8.75   $5.81
Second Quarter                         6.98    5.75
Third Quarter                          7.75    6.00
Fourth Quarter                         6.94    4.45

Fiscal Year Ended December 31, 2002

First Quarter                         $6.99   $4.96
Second Quarter                         5.05    2.00
Third Quarter                          2.00    0.30
Fourth Quarter                         0.54    0.27

Security Holders

     To the best of our knowledge, at March 7, 2003, there were 139 record holders of our common stock. We believe there are more than 1,000 beneficial owners of our common stock whose shares are held in "street name."

Dividends

     We have not paid and have no current plans to pay dividends on our common stock.

Recent Sales of Unregistered Securities

     In our quarterly report on Form 10-Q for the three month period ended September 30, 2002, in a registration statement we filed with the Securities and Exchange Commission which became effective January 31, 2003, and in our proxy statement for our stockholders meeting held on February 11, 2003, we described a series of private placements arranged by H.C. Wainwright & Co., Inc. in which we received gross proceeds of $8.2 million. At the conclusion of those series of financings we issued, in November and December of 2002, to the investors in those private placements, 938.2742 shares of our Series B convertible preferred stock, 13,135,857 shares of our common stock (including 3,753,315 shares which were dividends payable on our Series B convertible preferred stock, which dividends we can pay in our common stock and which dividends for the first year were paid in advance), and warrants to purchase an additional 10,076,579 shares of our common stock, of which warrants to purchase 5,429,891 shares are exercisable at $1.50 per share, and warrants to purchase 4,691,386 shares are exercisable at $2.00 per share. In November 2002, in addition to cash compensation we also granted to H.C. Wainwright & Co., Inc. for its services in arranging such Series B financing, and to Wainwright's designees, warrants to purchase 1,300,000 shares of our common stock, of which warrants to purchase 800,000 shares were exercisable at $0.001 per share, and of which warrants to purchase 500,000 shares are exercisable at $1.50 per share. The warrants to purchase 800,000 shares at an exercise price of $0.001 per share were all exercised in January 2002 and as a result we issued an additional 797,227 shares of our common stock to the holders of those warrants. The 797,227 shares were 2,773 shares less than the 800,000 shares issuable upon exercise of those warrants because of cashless exercise provisions in those warrants which were utilized by all except one of the holders.

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

Item 6. Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes included in Item 8 and Management's Discussion and Analysis included elsewhere in this Annual Report:


                                                                Years Ended December 31,
                                          -----------------------------------------------------------------------
                                              1998          1999           2000           2001           2002
                                          -----------   ------------   ------------   ------------   ------------
Product revenue                                   --    $         --   $         --   $     21,890   $    243,775
                                          -----------   ------------   ------------   ------------   ------------
Expenses
   Production and laboratory costs          1,933,877      3,106,908      4,191,317      4,283,038      3,147,515
   Rent                                       252,397        473,010        535,443        589,238        683,116
   Consulting                                 908,495        834,180        838,383      1,413,153        490,826
   Personnel                                4,060,629      3,742,632      4,763,662      6,605,630      6,440,959
   General and administrative               1,725,201      2,152,968      2,297,769      2,671,887      2,781,896
   Interest and other expense                 104,605         99,522         89,712        536,070      7,281,104
   Interest income                           (572,549)      (368,711)      (586,623)      (191,749)        (7,647)
   Loss on extinguishment of debt
      and Series A preferred shares                --             --             --             --      1,004,027
                                          -----------   ------------   ------------   ------------   ------------
                                            8,412,655     10,040,509     12,129,663     15,907,267     21,821,796
                                          -----------   ------------   ------------   ------------   ------------

Net loss                                   (8,412,655)   (10,040,509)   (12,129,663)   (15,885,377)   (21,578,021)

Preferred stock dividends                          --             --             --             --      1,125,934
                                          -----------   ------------   ------------   ------------   ------------
Net loss applicable to common
   shareholders                           $(8,412,655)  $(10,040,509)  $(12,129,663)  $(15,885,377)  $(22,703,955)
                                          ===========   ============   ============   ============   ============

Net loss per share of common stock
   Basic and diluted                      $     (1.43)  $      (1.51)  $      (1.37)  $      (1.64)  $      (2.01)

Weighted average common stock
   outstanding
   Basic and diluted                        5,878,971      6,634,874      8,847,295      9,691,608     11,305,956
                                          ===========   ============   ============   ============   ============

                                                   Cumulative
                                                 March 12, 1991
                                          Statement of operations data
                                                 (inception) to
                                                  December 31,
                                          ----------------------------
                                                      2002
                                                  ------------
Product revenue                                   $    265,665
                                                  ------------
Expenses
   Production and laboratory costs                  21,195,907
   Rent                                              2,862,651
   Consulting                                        5,717,341
   Personnel                                        29,390,319
   General and administrative                       14,784,581
   Interest and other expense                        8,300,610
   Interest income                                  (2,257,096)
   Loss on extinguishment of debt
      and Series A preferred shares                  1,004,027
                                                  ------------
                                                    80,998,340
                                                  ------------

Net loss                                           (80,732,675)
                                                  ------------

Preferred stock dividends                            1,125,934
                                                  ------------

Net loss applicable to common
   shareholders                                   $(81,858,609)
                                                  ============

Net loss per share of common stock
   Basic and diluted                              $     (15.54)

Weighted average common stock
   outstanding
   Basic and diluted                                 5,269,187
                                                  ============


Balance sheet data                            1998          1999          2000          2001          2002
------------------                        -----------   -----------   -----------   -----------   ------------
Working capital/(deficiency)              $ 9,368,901   $11,009,660   $ 7,966,410   $(2,529,159)  $(17,787,545)
Total assets                               12,391,039    15,011,645    11,719,760     4,038,601      3,698,366
Long-term debt, excluding current
   maturities                               1,152,180     1,044,857       912,489     6,768,983        828,498
Shareholders' equity/(deficit)             10,390,759    12,370,720     9,392,325    (6,304,972)   (15,801,132)

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

Critical Accounting Estimates


Revenue Recognition. Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to the customer, which occurs when the product is received by the end user hospital.

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale, is included in Research and Development costs. Additionally, all research and development costs, which comprise of Product Production and laboratory costs, Rent, Consulting, Personnel and Depreciation and Amortizaton expenses, are expensed as incurred.

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

On July 30, 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at a date of a commitment to an exit or disposal plan. Example of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No.146 is to be applied prospectively to exit and disposal activities initiated after December 31, 2002. We will apply the provisions of this statement prospectively to disposal activities commencing after December 31, 2002.

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


Production and laboratory costs. These expenses decreased by approximately $1.1 million, from $4.3 million in 2001 to $3.2 million in 2002. Additionally, 2001 costs included a $0.4 million credit to expenses as a result of an insurance recovery for damaged Orcel, which costs were incurred in 2000. All other research and development costs decreased by $1.5 million in 2002, compared with 2001. This decrease in research and development expenses was due to the fact that the costs incurred in 2002 included only one clinical trial, the venous ulcer pivotal trial, whereas in 2001 there were three trials conducted and concluded, the donor site pivotal trial, and the venous and diabetic ulcers pilot trials. We expect to conclude the venous ulcer pivotal trial in 2003.

Personnel. Personnel costs decreased by approximately $.2 million from $6.6 million in 2001 to $6.4 million in 2002. Personnel costs initially increased in the first half of 2002 due to the additional personnel required to conduct and manage clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs and for commercial sales and to initiate our sales and marketing program for our FDA approved products. In July 2002, management implemented a cost reduction plan and deferred the implementation of the diabetic clinical trial, as well as, reduced production of product for commercial sales, which resulted in significant reductions in personnel costs in the second half of 2002. As a result of our cost reduction plan, 34 employees were terminated and the Company paid $40,000 in termination benefits in July 2002. No other costs were incurred as a result of these terminations.


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

Production and laboratory costs. These expenses increased by approximately $.1 million to $4.3 million in 2001, compared with $4.2 million in 2000. The increase in research and development expenses was primarily due to the costs of conducting the venous and diabetic ulcers clinical trials, as well as research work performed in the areas of cryopreservation and production cost reduction.


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


Under the August 29, 2001 Revenue Interest Assignment agreement, as amended, in consideration for the investment of $10.0 million, Paul Capital received 3-1/3% of end user revenues from the sale of our products in the United States, Canada and Mexico. These percentage payments may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. As of December 31, 2002, we have provided for the effective cost of the amounts received from Paul Capital at 30% per annum, pursuant to default provisions of the agreement and we have accrued interest accordingly. However, at such time when the default provisions are no longer applicable, interest will be accrued based upon the expected level of future revenues, which may result in a lower imputed interest rate, with potential material financial impact. Under the August 29, 2001 agreement, as amended, beginning on January 1, 2003, Paul Capital will be entitled to receive each year advances from the first proceeds to us from end user sales of our products. The agreement provides for quarterly and annual accountings between Paul Capital and us for those advance payments, compared to amounts owed based on actual sales. Such annual amounts Paul Capital will be able to draw in advance will range from $.6 million in 2003, $1.0 million in 2004 to $7.5 million in 2005 and thereafter.


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


A summary of our contractual obligation requirements as of December 31, 2002 is as follows:

                                                    Payments due by period
                                       -------------------------------------------------
                                                        Less
                                                       than 1         1-3         3-5
                                          Total         Year         years       years
                                       ----------   -----------   -----------   --------
Loan Payable                           $  921,185   $   212,503    $  586,994   $121,688
Capital Lease Obligation                  409,029       175,156       233,873
Operating Leases                        1,779,000       820,000       959,000
Other Obligation:
Agreement with Dr. Eisenberg              109,800                    109,800
Obligation under Revenue Interest
   Assignment (1)                                    13,959,541
                                       -------------------------------------------------
                                       $3,219,014   $15,167,200   $ 1,889,667   $121,688
                                       =================================================

(1) See Note 7 to the financial statement for repayment terms.

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

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                  Annual Compensation                Compensation
                                     ---------------------------------------------   ------------
                                                                                      Securities
             Name and                                                Other Annual     Underlying
        Principal Position           Year   Salary($)   Bonus($)   Compensation($)   Options/SARs
-------------------------------------------------------------------------------------------------
Steven Katz                          2002    225,058     150,850                       2,100,825
Chairman
                                     2001    236,392      92,000                         200,000
                                     2000    209,807      94,605        9,000*           129,278
-------------------------------------------------------------------------------------------------
Ron Lipstein                         2002    201,115     150,850                       2,100,825
CEO, Vice Chairman, Secretary,
Treasurer and CFO                    2001    214,447      86,000                         185,000
                                     2000    179,712      78,105        9,000*           118,128
-------------------------------------------------------------------------------------------------
Costantin Papastephanou              2002    205,784                                     190,000
Presiden
                                     2001    181,625                                      60,000
-------------------------------------------------------------------------------------------------
Alain Klapholz                       2002    162,884                                     100,000
Former Vice President
and former Director (1)              2001    170,604      20,000                          60,000
                                     2000    159,808      30,000                          23,300
-------------------------------------------------------------------------------------------------
William Schaeffer                    2002    181,733                                      34,220
Former Chief Operating Officer (1)
                                     2001    188,688                                      10,000
                                     2000    167,308                                      17,000
-------------------------------------------------------------------------------------------------

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

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Value

                               Number of Securities            Value of Unexercised
                              Underlying Unexercised           In-the-Money Options
                          Options At Fiscal Year-End (#)    at Fiscal Year-End (1)($)
                          ------------------------------   ---------------------------
Name                       Exercisable     Unexercisable   Exercisable   Unexercisable
----                      -------------   --------------   -----------   -------------
Steven Katz                 2,710,853               0        $273,000            0
Ron Lipstein                2,658,953               0         273,000            0
Costantin Papastephanou        20,000         155,000               0       $4,500
Alain Klapholz                262,300               0           9,000            0
William D. Schaeffer           35,064          69,906               0        4,423

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

                                              Amount and         Percentage of
           Name and Address              Nature of Beneficial     Outstanding
         of Beneficial Owner                 Ownership**        Shares Owned**
------------------------------------------------------------------------------
Steven Katz*                                    2,902,915(1)          9.92
------------------------------------------------------------------------------
Mark Eisenberg*                                   598,500(2)          2.25
------------------------------------------------------------------------------
Ron Lipstein*                                   2,881,224(3)          9.86
------------------------------------------------------------------------------
Alain Klapholz*                                   548,906(4)          2.05
------------------------------------------------------------------------------
Costantin Papastephanou*                          110,500(5)           ***
------------------------------------------------------------------------------
William D. Schaeffer [address]                      2,500              ***
------------------------------------------------------------------------------
Steven Lilien                                      55,525(6)           ***
   19 Larchmont Street
   Ardsley, NY  10502
------------------------------------------------------------------------------
Allen I. Schiff                                    27,500(7)           ***
   Fordham University
   Graduate School of Business
   113 West 60th Street
   New York, NY 10023
------------------------------------------------------------------------------
Gregory B. Brown                                        0
   140 E. 45th Street, 44th Floor
   New York, NY  10017
------------------------------------------------------------------------------
Pequot Capital Management, Inc.                 9,573,645(9)(10)     29.75
   5000 Nyala Farm Road
   Westport, CT  06880
------------------------------------------------------------------------------
DMG Advisors LLC                                9,523,994(9)(10)     28.35
   53 Forest Avenue, Suite 202
   Old Greenwich, CT 06870
------------------------------------------------------------------------------
Sargon Capital International Fund Ltd.          9,315,524(9)(10)     28.87
   6 Louis Drive
   Montville, NJ  07045
------------------------------------------------------------------------------
SDS Merchant Fund L.P.                         13,884,087(9)(10)     37.73
   53 Forest Avenue, Suite 201
   Old Greenwich, CT  06870
------------------------------------------------------------------------------
Stonestreet Limited Partnership                 7,960,480(9)(10)     23.07
   c/o Canaccord Capital Corp.
   32 Bay Street, Suite 1250
   Toronto, ON  M5H4A6
------------------------------------------------------------------------------
Paradigm Group                                  1,483,693(9)(10)      5.37
   3000 Dundee Road, Suite 105
   Northbrook, IL  60062
------------------------------------------------------------------------------
All officers and directors as a group           7,127,570(1-8)       22.18
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

5. Includes 108,750 shares issuable to Mr. Papastephanou upon his exercise of outstanding options.

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


9. Shares held by investment funds. These have sole or shared investment and/or voting power for these shares. The individuals at each of these entities who have voting, dispositive or investment powers with respect to these securities are the following:

     Pequot Capital Management, Inc.--Arthur Samberg
     DMG Advisors LLC--Tom McCauley
     Sargon Capital International Fund Ltd.--Margaret Chu
     SDS Merchant Fund, L.P.--Steve Derby
     Stonestreet Limited Partnership--Michael Finkelstein and Elizabeth Leonard Paradigm Group--Sheldon Drobny.


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

                                                                                                 (c)
                                                                                              Number of
                                                                                        Securities Remaining
                                               (a)                     (b)              Available for Future
                                     Number of Securities to     Weighted-Average       Issuance Under Equity
                                     be Issued Upon Exercise     Exercise Price of       Compensation Plans
                                     of Outstanding Options,   Outstanding Options,     (excluding securities
                                      Warrants and Rights       Warrants and Rights   reflected in column (a))
                                     -----------------------   --------------------   ------------------------
Plan Category(1)
----------------
Equity Compensation Plans Approved
by Securityholders                          2,872,117                  $5.73                   127,883

Equity Compensation Plans Not
Approved by Securityholders                 3,874,832                  $0.56                         0
                                            ---------                                          -------
   Total                                    6,746,949                                          127,883

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

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the Annual Report (the

"Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us and them by others within those entities, particularly during the period in which this Annual Report was being prepared.

     (b)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

     (c)  Exhibits.


Exhibit No.                               Description
-----------                               -----------
     3.1      Restated Certificate of Incorporation (1)

     3.2      Amendment to Restated Certificate of Incorporation (2)

     3.3 Amendment to Certificate of Incorporation adopted June 28, 2002, being a Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (3)

     3.4 Amendment to Certificate of Incorporation filed on August 26, 2002, being an Amended Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible
              Preferred Stock(4)

     3.5      By-Laws (5)

    10.1 Agreement with Paul Capital Royalty Acquisition Fund L.P., redacted. (2) (7)

    10.2 Lease between the Trustees of Columbia University in the City of New York and Ortec International, Inc. (2)

    10.3 Termination of Employment Agreements with Messrs. Steven Katz and Ron Lipstein, both executive officers of the Registrant, and Mr. Alain Klapholz, an employee and former executive officer of the Registrant (6)

    10.4      Equipment Leasing Agreement with General Electric Capital
              Corporation (2)

     23.      Consent of Grant Thornton LLP (2)

    99.1      Certificate of Principal Executive Officer (2)

    99.2      Certification of Principal Financial Officer (2)

----------
(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2)  Filed herewith or heretofore.

(3)  Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002.

(4) Filed as an Exhibit to our Form 10-QA for the quarter ended September 30, 2002.

(5) Filed as an Exhibit to our Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(6) Filed as an Exhibit to our Current Report on Form 8-K, filed on December 12, 2002.

(7) Certain portions marked by asterisks have been omitted subject to a confidential treatment request and filed separately with The
     Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 12, 2004                              Ortec International, Inc.



                                                  By: /s/ Steven Katz
                                                      --------------------------
                                                      Steven Katz, Ph.D.
                                                      Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




    Signature                         Title                          Date
    ---------                         -----                          ----
/s/ Steven Katz
------------------
Steven Katz         Chairman (Principal Executive Officer)   February 12, 2004

/s/ Mark Eisenberg
------------------
Dr.Mark Eisenberg   Senior Vice President, Research and      February 12, 2004
                    Development and Director

/s/ Ron Lipstein
------------------
Ron Lipstein        Vice Chairman, Chief Executive and       February 12, 2004
                    Financial Officer, Secretary,
                    Treasurer and Director (Principal
                    Financial and Accounting Officer)

/s/ Steven Lilien
------------------
Steven Lilien       Director                                 February 12, 2004

/s/ Allen Schiff
------------------
Allen I. Schiff     Director                                 February 12, 2004

------------------
Gregory B. Brown    Director

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
                                                          ===========   ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                           BALANCE SHEETS (continued)

                                  December 31,


                                 LIABILITIES AND
                        SHAREHOLDERS' EQUITY/(DEFICIT)                               2002           2001
                                                                                 ------------   ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $  3,773,063   $  2,451,133
   Accrued compensation                                                               274,253        223,393
   Accrued professional fees                                                          365,945        301,783
   Capital lease obligation - current                                                 142,620
   Loan payable - current                                                             155,578        143,505
   Obligation under Revenue Interest Assignment                                    13,959,541        454,776
                                                                                 ------------   ------------
      Total current liabilities                                                    18,671,000      3,574,590

LONG-TERM LIABILITIES
   Loan payable - noncurrent                                                          613,405        768,983
   Capital lease obligation - noncurrent                                              215,093
   Other long-term obligations                                                                     6,000,000

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

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                            Cumulative
                                                                                               from
                                                                                             March 12,
                                                                                               1991
                                                       Year ended December 31,            (inception) to
                                             ------------------------------------------    December 31,
                                                 2002           2001           2000            2002
                                             ------------   ------------   ------------   --------------
Product revenue                              $    243,775   $     21,890   $         --    $    265,665
                                             ------------   ------------   ------------    ------------
Expenses
   Production and laboratory costs              3,147,515      4,283,038      4,191,317      21,195,907
   Rent                                           683,116        589,238        535,443       2,862,651
   Consulting                                     490,826      1,413,153        838,383       5,717,341
   Personnel                                    6,440,959      6,605,630      4,763,662      29,390,319
   General and administrative                   2,781,896      2,671,887      2,297,769      14,784,581
   Interest and other expense                   7,281,104        536,070         89,712       8,300,610
   Interest income                                 (7,647)      (191,749)      (586,623)     (2,257,096)
   Loss on extinguishment of debt
      and series A preferred shares             1,004,027             --             --       1,004,027
                                             ------------   ------------   ------------    ------------
                                               21,821,796     15,907,267     12,129,663      80,998,340
                                             ------------   ------------   ------------    ------------
Net loss                                      (21,578,021)   (15,885,377)   (12,129,663)    (80,732,675)

Preferred stock dividends                       1,125,934             --             --       1,125,934
                                             ------------   ------------   ------------    ------------

Net loss applicable to common shareholders   $(22,703,955)  $(15,885,377)  $(12,129,663)   $(81,858,609)
                                             ============   ============   ============    ============

Net loss per share
   Basic and diluted                         $      (2.01)  $      (1.64)  $      (1.37)   $     (15.54)
                                             ============   ============   ============    ============

Weighted average shares outstanding
   Basic and diluted                           11,305,956      9,691,608      8,847,295       5,269,187
                                             ============   ============   ============    ============


The accompanying notes are an integral part of these statements.

                            Ortec International, Inc.
                        (a development stage enterprise)

                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)




                                               Common stock                  Additional
                                            ------------------   Preferred    paid-in
                                             Shares     Amount     stock      capital
                                            ---------   ------   ---------   ----------
March 12, 1991 (inception) to
   December 31, 1991

Issuance of stock
   Founders ($.001 cash per share)          1,553,820   $1,554               $     (684)
   First private placement ($.30 cash
      per share)                              217,440      217                   64,783
   The Director ($1.15 and $5.30 cash
      per share)                              149,020      149                  249,851
   Second private placement ($9.425 cash
      per share)                               53,020       53                  499,947
Share issuance expenses                                                         (21,118)
Net loss
                                            ---------   ------               ----------
Balance at December 31, 1991                1,973,300    1,973                  792,779

      Issuance of stock
         Second private placement ($9.425
            cash per share)                    49,320       49                  465,424
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                             31,820       32                  299,966
      Share issuance expenses                                                   (35,477)
      Net loss
                                            ---------   ------               ----------
      Balance at December 31, 1992          2,054,440    2,054                1,522,692

      Issuance of stock
         Third private placement ($10.00
            cash per share)                   132,150      132                1,321,368
         Stock purchase agreement with
            Home Insurance Company ($9.00
            cash per share)                   111,111      111                  999,888
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                             21,220       21                  199,979
         Shares issued in exchange for
            commission ($10.00 value per
            share)                                600        1                    5,999
      Share issuance expenses                                                  (230,207)
      Net loss
                                            ---------   ------               ----------
      Balance at December 31, 1993
         (carried forward)                  2,319,521    2,319                3,819,719

                                              Deficit
                                            accumulated
                                             during the                   Total
                                             development   Treasury   shareholders'
                                                stage        stock    equity/(deficit)
                                            ------------   --------   ----------------
March 12, 1991 (inception) to
   December 31, 1991

Issuance of stock
   Founders ($.001 cash per share)                                      $       870
   First private placement ($.30 cash
      per share)                                                             65,000
   The Director ($1.15 and $5.30 cash
      per share)                                                            250,000
   Second private placement ($9.425 cash
      per share)                                                            500,000
Share issuance expenses                                                     (21,118)
Net loss                                     $  (281,644)                  (281,644)
                                             -----------                -----------
Balance at December 31, 1991                    (281,644)                   513,108

      Issuance of stock
         Second private placement ($9.425
            cash per share)                                                 465,473
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                                                          299,998
      Share issuance expenses                                               (35,477)
      Net loss                                  (785,941)                  (785,941)
                                             -----------                -----------
      Balance at December 31, 1992            (1,067,585)                   457,161

      Issuance of stock
         Third private placement ($10.00
            cash per share)                                               1,321,500
         Stock purchase agreement with
            Home Insurance Company ($9.00
            cash per share)                                                 999,999
         Stock purchase agreement with
            the Director ($9.425 cash per
            share)                                                          200,000
         Shares issued in exchange for
            commission ($10.00 value per
            share)                                                            6,000
      Share issuance expenses                                              (230,207)
      Net loss                                (1,445,624)                (1,445,624)
                                             -----------                -----------
      Balance at December 31, 1993
         (carried forward)                    (2,513,209)                 1,308,829

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                              Common stock                   Additional
                                           ------------------   Preferred     paid-in
                                            Shares     Amount     stock       capital
                                           ---------   ------   ---------   -----------
         (brought forward)                 2,319,521   $2,319               $ 3,819,719

Issuance of stock
   Fourth private placement ($10.00 cash
      per share)                              39,451       40                   397,672
   Stock purchase agreement with Home
      Insurance Company ($10.00 cash per
      share)                                  50,000       50                   499,950
Share issuance expenses                                                          (8,697)
Net loss
                                           ---------   ------               -----------
Balance at December 31, 1994               2,408,972    2,409                 4,708,644

Rent forgiveness                                                                 40,740

Net loss
                                           ---------   ------               -----------
Balance at December 31, 1995               2,408,972    2,409                 4,749,384

Initial public offering ($5.00 cash
   per share)                              1,200,000    1,200                 5,998,800
Exercise of warrants ($1.00 cash
   per share)                                 33,885       34                    33,851
Fifth private placement ($6.49 cash per
   share)                                    959,106      959                 6,219,838
Share issuance costs                                                         (1,580,690)
Stock options issued for services                                               152,000
Net loss
                                           ---------   ------               -----------
Balance at December 31, 1996 (carried
   forward)                                4,601,963    4,602                15,573,183

                                             Deficit
                                           accumulated
                                            during the                   Total
                                            development   Treasury   shareholders'
                                               stage        stock    equity/(deficit)
                                           ------------   --------   ----------------
         (brought forward)                  $(2,513,209)               $ 1,308,829

Issuance of stock
   Fourth private placement ($10.00 cash
      per share)                                                           397,712
   Stock purchase agreement with Home
      Insurance Company ($10.00 cash per
      share)                                                               500,000
Share issuance expenses                                                     (8,697)
Net loss                                     (1,675,087)                (1,675,087)
                                            -----------                -----------
Balance at December 31, 1994                 (4,188,296)                   522,757

Rent forgiveness                                                            40,740

Net loss                                     (1,022,723)                (1,022,723)
                                            -----------                -----------
Balance at December 31, 1995                 (5,211,019)                  (459,226)

Initial public offering ($5.00 cash
   per share)                                                            6,000,000
Exercise of warrants ($1.00 cash
   per share)                                                               33,885
Fifth private placement ($6.49 cash per
   share)                                                                6,220,797
Share issuance costs                                                    (1,580,690)
Stock options issued for services                                          152,000
Net loss                                     (2,649,768)                (2,649,768)
                                            -----------                -----------
Balance at December 31, 1996 (carried
   forward)                                  (7,860,787)                 7,716,998

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                      Deficit
                                                                                    accumulated
                                    Common stock                       Additional  during the                     Total
                                 ------------------                      paid-in    development   Treasury    shareholders'
                                   Shares   Amount   Preferred stock    capital       stage        stock    equity/(deficit)
                                 ---------  ------   ---------------  -----------  ------------  ---------  ----------------
   (brought forward)             4,601,963  $4,602                    $15,573,183  $ (7,860,787)              $  7,716,998

Exercise of warrants ($1.00-
   $9.425 cash per share)        1,158,771   1,159                     10,821,632                               10,822,791
Share issuance costs                                                     (657,508)                                (657,508)
Stock options and warrants
   issued for services                                                    660,000                                  660,000
Net loss                                                                             (4,825,663)                (4,825,663)
                                 ---------  ------                    -----------  ------------               ------------
Balance at December 31, 1997     5,760,734   5,761                     26,397,307   (12,686,450)                13,716,618
Exercise of warrants ($1.00-
   $12.00 cash per share)          221,486     221                      1,281,736                                1,281,957
Stock options and warrants
   issued for services                                                  1,920,111                                1,920,111
Sixth private placement            200,000     200                      1,788,498                                1,788,698
Warrants issued in Sixth
   private placement                                                      211,302                                  211,302
Share issuance costs                                                      (48,000)                                 (48,000)
Purchase of 6,600 shares of
   treasury stock (at cost)                                                                      $ (67,272)        (67,272)
Net loss                                                                             (8,412,655)                (8,412,655)
                                 ---------  ------                    -----------  ------------  ---------    ------------
Balance at December 31, 1998     6,182,220   6,182                     31,550,954   (21,099,105)   (67,272)     10,390,759

Exercise of warrants ($1.00
   cash per share)                  14,103      14                         14,089                                   14,103

Stock options and warrants
   issued for services                                                     64,715                                   64,715

Seventh private placement
   ($8.75 cash per share)          389,156     389                      3,168,396                                3,168,785
Warrants issued in Seventh
   private placement                                                      468,291                                  468,291
Eighth private placement
   ($5.50 cash per share)        1,636,364   1,637                      8,998,365                                9,000,002
Share issuance costs                                                     (619,908)                                (619,908)
Purchase of 9,100 shares
   of treasury stock (at cost)                                                                     (75,518)        (75,518)
Net loss                                                                            (10,040,509)               (10,040,509)
                                 ---------  ------                    -----------  ------------  ---------    ------------
Balance at December 31, 1999
   (carried forward)             8,221,843   8,222                     43,644,902   (31,139,614)  (142,790)     12,370,720

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                   Deficit
                                                                                 accumulated
                                  Common stock                      Additional   during the                    Total
                               -----------------                     paid-in     development   Treasury    shareholders'
                                 Shares   Amount  Preferred stock    capital        stage       stock    equity/(deficit)
                               ---------  ------  ---------------  -----------  ------------  ---------  ----------------
   (brought forward)           8,221,843  $8,222                   $43,644,902  $(31,139,614) $(142,790)   $ 12,370,720

Exercise of options and
   Warrants ($1.00-$12.00
   cash per share)               175,532     175                       327,107                                  327,282
Stock options and warrants
   issued for services                                                  56,265                                   56,265
Ninth private placement
   ($15.00 cash per share)        66,667      67                       999,938                                1,000,005
Warrants issued in Ninth
   private placement                                                    23,000                                   23,000
Tenth private placement
   ($6.75 cash per share)      1,247,566   1,248                     8,419,823                                8,421,071
Share issuance costs                                                  (641,500)                                (641,500)
Purchase of 4,300 shares of
   treasury stock (at cost)                                                                     (34,855)        (34,855)
Net loss                                                                         (12,129,663)               (12,129,663)
                               ---------  ------                   -----------  ------------  ---------    ------------
Balance at December 31, 2000   9,711,608   9,712                    52,829,535   (43,269,277)  (177,645)      9,392,325

Stock options issued for
   services                                                            188,080                                  188,080
Net loss                                                                         (15,885,377)               (15,885,377)
                               ---------  ------                   -----------  ------------  ---------    ------------

Balance at December 31, 2001   9,711,608   9,712                    53,017,615   (59,154,654)  (177,645)     (6,304,972)

                            Ortec International, Inc.
                        (a development stage enterprise)

             STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) (continued)


                                                                                     Deficit
                                                                                   accumulated
                                   Common stock                       Additional   during the                    Total
                               -------------------                     paid-in     development   Treasury    shareholders'
                                 Shares     Amount  Preferred stock    capital        stage       stock    equity/(deficit)
                               ----------  -------  ---------------  -----------  ------------  ---------  ----------------
   (brought forward)            9,711,608  $ 9,712                   $53,017,615  $(59,154,654) $(177,645)   $ (6,304,972)

Exercise of options and
   Warrants ($.001 cash per
   share)                         357,227      357                                                                    357
Stock options and warrants
   issued for services                                                   113,060                                  113,060
Warrants issued with
   convertible debentures                                                440,523                                  440,523
Warrants issued with
   convertible redeemable
   preferred stock                                                       559,289                                  559,289
Convertible debenture
   conversion benefit                                                  1,042,663                                1,042,663
Redeemable convertible
   preferred stock
   conversion benefit                                                  1,097,886                                1,097,886
Issuance of 938 shares of
   preferred stock ($10,000
   cash per share)                                    $ 9,382,742                                               9,382,742
Warrants issued and exercised
   with preferred stock
   ($.001 cash per share)       9,382,742    9,383     (3,479,043)     3,476,998                                    7,338
Share issuance costs -
   preferred stock                                       (866,612)       304,615                                 (561,997)
Preferred stock dividends       3,753,116    3,753                     1,122,181    (1,125,934)                        --
Net loss                                                                           (21,578,021)               (21,578,021)
                               ----------  -------    -----------    -----------  ------------  ---------    ------------
Balance at December 31, 2002   23,204,693  $23,205    $ 5,037,087    $61,174,830  $(81,858,609) $(177,645)   $(15,801,132)
                               ==========  =======    ===========    ===========  ============  =========    =============


The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                     from
                                                                                                    March 12,
                                                                                                      1991
                                                              Year ended December 31,            (inception) to
                                                    ------------------------------------------    December 31,
                                                        2002           2001           2000            2002
                                                    ------------   ------------   ------------   --------------
Cash flows from operating activities
   Net loss                                         $(21,578,021)  $(15,885,377)  $(12,129,663)   $(80,732,675)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                      714,692        725,567        708,928       3,833,020
      Amortization of deferred financing costs           323,225                                       323,225
      Unrealized loss on marketable securities                                                          11,404
      Realized loss on marketable securities                                                             5,250
      Loss on sale of property and equipment               8,364                                         8,364
      Non-cash stock compensation                        113,060        188,080         56,265       3,154,231
      Non-cash imputed interest                        6,857,650        454,775                      7,312,425
      Loss on extinguishment of debt & Series A
         preferred stock                               1,004,027             --                      1,004,027
      Purchases of marketable securities                                                           (19,075,122)
      Sales of marketable securities                                                                19,130,920
      Changes in operating assets and liabilities
         Accounts receivable                               6,566        (21,890)                       (15,324)
         Other current assets and other assets           188,645        (80,638)       (87,177)         19,131
         Accounts payable and accrued liabilities      1,436,952      1,634,233       (186,243)      4,441,589
                                                    ------------   ------------   ------------    ------------
      Net cash used in operating activities          (10,924,840)   (12,985,250)   (11,637,890)    (60,579,535)
                                                    ------------   ------------   ------------    ------------

Cash flows from investing activities
   Purchases of property and equipment, excluding
      capital leases                                     (63,460)      (518,456)      (551,630)     (4,453,897)
   Proceeds from sale of property and equipment           56,901                                        56,901
   Payments for patent applications                     (129,140)       (99,453)       (90,363)       (960,142)
   Organization costs                                                                                  (10,238)
   Deposits                                                            (702,924)           578        (731,273)
   Purchases of marketable securities                                                                 (594,986)
   Sale of marketable securities                                                                       522,532
                                                    ------------   ------------   ------------    ------------
      Net cash used in investing activities             (135,699)    (1,320,833)      (641,415)     (6,171,103)
                                                    ============   ============   ============    ============

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                                   Cumulative
                                                                                                      From
                                                                                                    March 12,
                                                                                                      1991
                                                               Year ended December 31,           (inception) to
                                                       ---------------------------------------    December 31,
                                                           2002          2001          2000            2002
                                                       -----------   -----------   -----------   --------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                                                        $   515,500
   Proceeds from issuance of common stock                                          $ 9,748,358     53,550,522
   Proceeds from exercise of warrants                  $     7,694                                      7,694
   Share issuance expenses and other financing costs      (906,571)                   (618,500)    (4,511,676)
   Purchase of treasury stock                                                          (34,855)      (177,645)
   Proceeds from issuance of loans payable                                                          1,446,229
   Proceeds from other obligations                       4,000,000     6,000,000                   10,000,000
   Proceeds from issuance of convertible debentures      5,908,000                                  5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                   1,200,000                                  1,200,000
   Proceeds from issuance of  preferred
      stock - series B                                   1,070,000                                  1,070,000
   Repayment of capital lease obligations                  (91,728)                     (5,151)      (198,932)
   Repayment of loan payable                              (143,505)     (132,370)     (122,096)      (706,178)
   Repayment of other obligations                          (11,149)                                   (11,149)
   Repayment of notes payable                                                                        (515,500)
                                                       -----------   -----------   -----------    -----------

      Net cash provided by financing activities         11,032,741     5,867,630     8,967,756     67,576,865
                                                       -----------   -----------   -----------    -----------

      NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                       (27,798)   (8,438,453)   (3,311,549)       826,227

Cash and cash equivalents at beginning of period           854,025     9,292,478    12,604,027             --
                                                       -----------   -----------   -----------    -----------

Cash and cash equivalents at end of period             $   826,227   $   854,025   $ 9,292,478    $   826,227
                                                       ===========   ===========   ===========    ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                      STATEMENTS OF CASH FLOWS (continued)

                                                                                          Cumulative
                                                                                             From
                                                                                           March 12,
                                                                                             1991
                                                           Year ended December 31,      (inception) to
                                                       ------------------------------    December 31,
                                                          2002        2001      2000         2002
                                                       ----------   -------   -------   --------------
Supplemental disclosures of cash flow information:
   Noncash financing activities
      Capital lease obligations                        $  449,441   $    --   $    --    $  568,344
      Deferred offering costs included in
         accrued professional fees                             --        --        --       314,697
      Financing costs - other long-term obligations
         included in accrued expenses                          --    59,500        --        59,500
      Forgiveness of rent payable                              --        --        --        40,740
      Share issuance expenses - warrants                       --        --    23,000       255,000
      Dividends on series B preferred stock paid in
         common shares                                  1,125,934        --        --     1,125,934
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants      304,615        --        --       304,615

   Cash paid for interest                                  57,317    80,205    90,565       544,858
   Cash paid for income taxes                                  --    44,528    41,286       199,576

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition


Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to our customers, which normally occurs when the product is received by the end user hospital.


Research and Development Costs


The Company is in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred, and for 2001 and 2002, include the costs of production related to sales, as such costs are not readily separable. Research and Development Costs aggregated $10,134,740, $12,409,954 and $10,127,428 for the years ending 2002,
2001 and 2000, respectively. Research and Development costs are comprised of Product Production and laboratory costs, Rent, Consulting, Personnel, and Depreciation and Amortization expenses.


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

The amount of options and warrants excluded are as follows:

Years ended December 31,             2002         2001        2000
                                  ----------   ---------   ---------
Warrants                          11,172,109     395,412     509,773
                                  ----------   ---------   ---------

Stock Options - in plan            2,872,117   2,033,306   1,524,106
                                  ----------   ---------   ---------

Stock Options - outside of plan    3,800,000
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

Compensatory Options and Warrants

Compensatory Options and Warrants include issuances to non-employees in return for services based on the fair value of the services received in accordance with SFAS 123. Accounting for Stock-Based Compensation and EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of compensatory stock options and warrants is determined using the Black-Scholes option-pricing model.

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
                                            --------

                                            $768,983
                                            ========


NOTE 7 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENT


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

In consideration for the $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital will be able to draw in advance will range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to hundred thirty
(130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest has been accrued at 30% per annum. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved.


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

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2002 (excluding the Class A and B warrants which were issued during the IPO):

                                                   Price range     Shares
                                                  -------------   --------
March 12, 1991 (inception) to December 31, 1991
   Granted                                           $9.425          7,360
                                                                  --------

Balance, December 31, 1991                            9.425          7,360
   Granted                                            9.425         55,080
                                                                  --------

Balance, December 31, 1992                            9.425         62,440
   Granted                                        9.425 - 12.00     48,230
                                                                  --------

Balance, December 31, 1993                        9.425 - 12.00    110,670
   Granted                                            12.00         10,000
                                                                  --------

Balance, December 31, 1994                        9.425 - 12.00    120,670
   Granted                                            10.00          4,000
   Expired                                             9.425        (2,680)
                                                                  --------

Balance, December 31, 1995                        9.425 - 12.00    121,990
   Granted                                         1.00 - 10.00    511,606
   Exercised                                           1.00        (33,885)
   Expired                                            12.00         (2,450)
                                                                  --------

Balance, December 31, 1996                          1.00 - 12.00       597,261
   Granted                                         12.00 - 14.25       330,625
   Expired                                             12.00           (10,000)
                                                                    ----------

Balance, December 31, 1997                          1.00 - 14.25       917,886
   Granted                                         12.00 - 14.00        75,000
   Exercised                                        1.00 - 12.00      (205,852)
   Expired                                             12.00          (108,425)
                                                                    ----------

Balance, December 31, 1998                          1.00 - 14.25       678,609

   Granted                                         12.50 - 14.50       116,745
   Exercised                                            1.00           (14,103)
   Expired                                          6.00 - 9.425       (17,160)
                                                                    ----------

Balance, December 31, 1999                          1.00 - 14.25       764,091

   Granted                                             15.00             2,667
   Exercised                                           12.00            (2,000)
   Expired                                          1.00 -10.00       (154,985)
                                                                    ----------

Balance, December 31, 2000                          7.70 - 15.00       609,773

   Expired                                          7.70 - 12.00      (214,361)
                                                                    ----------

Balance, December 31, 2001                        $ 7.70 - 15.00       395,412

   Granted                                        $.001 - $6.2475   22,210,148
   Exercised                                            $.001       (9,739,969)
   Expired                                        $.001 - $14.50    (1,693,482)
                                                                    ----------

Balance, December 31, 2002                        $.001 - $15.00    11,172,109
                                                                    ==========

The following table summarizes warrant data as of December 31, 2002:

                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining     Average                  average
     Range of         Number     contractual   Exercise      Number     exercise
 exercise prices   outstanding      life         price    exercisable     price
----------------   -----------   -----------   --------   -----------   --------
     $.001             440,000     .08 years    $ .001      440,000      $ .001
$1.50 to $2.00      10,621,277    6.87 years    $ 1.72           --          --
$4.50 to $6.25          44,250    1.01 years    $ 4.83       44,250      $ 4.83
$7.70 to $10.50         38,915    1.23 years    $10.50       38,915      $10.50
$14.00 to $15.00        27,667    1.01 years    $14.10       27,667      $14.10

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

The preferred stock has redemption provisions, where upon occurrence of certain events, the holders can require the Company to redeem the shares. Such provisions include:


     o the consolidation, merger or other business combination of the Company with or into another Person, except for a migratory merger effected solely for the purpose of changing jurisdiction of incorporation, or if the holders of the Company's voting power have the ability after the transaction is completed to elect a majority of members of the board of directors of the surviving entity or entities;

     o the sale or transfer of more than 20% of the Company's assets other than inventory in the ordinary course of business; or

     o consummation of a purchase, tender or exchange offer made to the holders of more than 30% of the outstanding shares of Common Stock.


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


In November and December 2002, the Company issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement, which was funded by an aggregate of $8,178,000 of financing received, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. The Company recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred were converted at 110% of face value, plus accrued interest. In addition, these investors were granted Series A warrants, to purchase 9,382,742 shares of the Company's common stock at an exercise price of $.001. These Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and Series B-2 warrants, which can be used to purchase 5,429,891 and 4,691,386 shares of common stock at an exercise price of $1.50 and $2.00 per share, respectively. These B-1 are exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants are exercisable beginning November 13, 2003 and expire 7 years from date of grant. The Company assigned values to the preferred stock and the Series A, Series B-1 and Series B-2 warrants issued to the investors of $5,903,699, $2,245,206, $694,447 and $539,390, based upon the relative fair market
value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

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

The following table summarizes option data as of December 31, 2002:

                                  Weighted
                                   Average     Weighted                 Weighted
                                  Remaining     average                  average
    Range of          Number     Contractual   exercise      Number     exercise
exercise prices    outstanding       life        Price    exercisable     Price
----------------   -----------   -----------   --------   -----------   --------
$.30 to $.60          763,353     6.36 years    $ 0.36       548,500     $ 0.38
$1.00 to $3.53        216,258     1.92 years    $ 1.51        35,000     $ 3.53
$4.50 to $7.50      1,006,000     4.90 years    $ 5.72       778,425     $ 5.64
$8.00 to $10.44       332,006     4.69 years      9.49       319,119       9.47
$10.50 to $14.25      540,500     0.89 years     12.30       540,500      12.30
$14.25 to $21.38       14,000     0.37 years     21.06        14,000      21.06
                    ---------                              ---------

                    2,872,117     4.26 years    $ 5.73     2,235,544     $ 6.57
                    =========     ----------    ======     =========     ------

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

Components of the Company's deferred tax asset are as follows:

                                           December 31,
                                    -------------------------
                                       2002          2001
                                    -----------   -----------
Net operating loss carry-forwards   $ 7,508,000   $ 6,179,000
Deferral of start-up costs           21,029,000    16,757,000
Interest                              1,825,000            --
Other                                   511,000       358,000
                                    -----------   -----------

                                      30,873,000     23,294,000

Valuation allowance                  (30,873,000)   (23,294,000)
                                    ------------   ------------

Net deferred tax asset              $         --   $         --
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

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'
The section symbol shall be expressed as................................ 'SS'
Characters normally expressed as superscript shall be preceded by....... 'pp'
The less-than-or-equal-to sign shall be expressed as.................... <=
The greater-than-or-equal-to sign shall be expressed as................. >=
Indicates redacted material............................................ [***]