Form 10-K
period 2003-12-31
ORTEC INTERNATIONAL INC
filed 2004-03-30
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

          The number of shares outstanding of the Registrant's common stock is 5,422,665 (as of March 23, 2004) (giving effect to issuance of 242,931 shares as a result of conversion of 60.7309 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.) The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $13,620,053 (as of March 23, based upon a closing price of the Company's Common Stock on the Nasdaq Bulletin Board on such date of $2.53).

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               ITEMS IN FORM 10-K

                                                                                          Page
                                                                                          ----
Facing page

Part I
           Item 1.  Business................................................................1
           Item 2.  Properties.............................................................10
           Item 3.  Legal Proceedings......................................................11
           Item 4.  Submission of Matters to a Vote of Security Holders....................N/A

Part II
           Item 5.  Market for the Registrant's Common Equity and Related
                       Stockholder Matters.................................................11
           Item 6.  Selected Financial Data................................................13
           Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................................14
           Item 7A. Quantitative and Qualitative Disclosures About
                       Market Risk.........................................................N/A

           Item 8.  Financial Statements and Supplementary Data............................26
           Item 9.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure..............................N/A

Part III
           Item 10. Directors and Executive Officers of the Registrant.....................27
           Item 11. Executive Compensation.................................................30
           Item 12. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters......................34
           Item 13. Certain Relationships and Related Transactions.........................37
           Item 14. Controls and Procedures................................................38
Part IV
           Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K........39

Signatures.................................................................................42

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

          In 2001 the FDA granted our application for the commercial sale of OrCel for the treatment of donor site wounds. A donor site wound is created in an area of the patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. In 2001 the FDA also granted our application for the commercial sale of OrCel for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat the donor site wounds created during the surgery. Recessive dystrophic epidermolysis bullosa is a condition in which a newborn infant's skin instantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring resulting in deformity of the hands and feet. From December 2001 through December 2002, our gross revenues from the sale of OrCel were $265,665. We discontinued our sales efforts and the manufacture of OrCel for commercial sale because of our need to use our limited financial resources for the completion of our clinical trial for the use of OrCel in the treatment of venous stasis ulcers, which is a larger potential market. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart.

          We completed a pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of venous stasis ulcers. The study was conducted at 19 clinical sites and 136 patients were treated in the trial. One half of the patients were a control group and were treated with standard of care currently being used for treatment of venous stasis ulcers. In February 2004, we completed the filing with the Food and Drug Administration (FDA) of our application for premarket approval to market OrCel for the treatment of venous leg ulcers.

          We have developed the technology for the cryopreservation of OrCel without diminishing its effectiveness. Cryopreservation is the freezing of our product which gives it a minimum shelf life of six months, as opposed to only a few days when our product is not cryopreserved.

          Due to budgetary constraints we are encountering in this difficult investment climate, we have deferred conducting a pivotal clinical trial for the use of OrCel in the treatment of diabetic foot ulcers (although the FDA granted clearance for us to conduct that pivotal trial) until after FDA determination of whether we may make commercial sales of cryopreserved OrCel to treat venous stasis ulcers. We completed a pilot clinical trial for the use of OrCel, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. People with diabetic foot ulcers also constitute a large patient population and therefore also a large potential market for OrCel.

          Our target patient population for the use of OrCel are persons with venous stasis and diabetic foot ulcers which we believe are large potential markets for the use of OrCel. We also believe that OrCel can be used to treat other medical conditions, such as decubitis ulcers, and for cosmetic surgery. Decubitis ulcers are pressure sores, commonly known as bed sores. Decubitis ulcers range from a small wound to a very deep wound extending to and sometimes through a bone into internal organs.

          Our cash on hand as of December 31, 2003, an additional $650,000 in loans repayable June 30, 2004 which we received in January and a $250,000 loan payable on demand which we received in March 2004, all from some of the holders of our convertible preferred stock, will enable us to continue our operations through approximately March 31, 2004, assuming that we will not incur unexpected costs. Before March 31, 2004, we will be required to raise additional funds (through the sale of our securities or debt financing) to complete our clinical trials, to produce and market OrCel and to pay our accumulated debt. Our failure to receive additional financing will make it impossible for us to continue our business.

          Ortec was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring, developing, testing and marketing our skin replacement product. Our executive offices are located at 3960 Broadway, New York, New York, and our telephone number is (212) 740-6999. Our website address is www.ortecinternational.com.

The Product

          OrCel is produced from cells derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in culture in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute our proprietary OrCel, which we can then deliver to customers in a fresh or cryopreserved state.

Original Research

          Our technology was developed by Dr. Mark Eisenberg, a physician in Sydney, Australia. Dr. Eisenberg is a director and one of the founders of Ortec. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty five years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient's own skin. Dr. Eisenberg continued his research which eventually led to the development of OrCel - a tissue-engineered dressing which consists of both the dermal and epidermal layers.

The FDA Clearance Process

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

          We have completed the treatment and follow-up of 136 patients in the pivotal clinical trial of the use of OrCel in its cryo-preserved form for the treatment of venous stasis ulcers. We have also collected the clinical data of treatment and patient follow up from all the 19 sites that participated in the study. In February 2004 we completed the filing of our Premarket Approval (PMA) application with the Food and Drug Administration (FDA) to market OrCel for the treatment of venous stasis ulcers. We submitted the Manufacturing and Controls section of our PMA application in December 2003 and in February 2004 we filed the final section of our PMA, which included the summary of safety and effectiveness in the clinical studies and device labeling.

         We may not obtain FDA clearance for the commercial sale of the cryopreserved form of OrCel for the treatment of venous stasis ulcers and later for diabetic foot ulcers. Among the factors which may contribute to that finding are a negative assessment of our manufacturing processes, raw materials used in manufacturing our product, our freezing technique, and OrCel's clinical results. For example, the clinical results submitted in our PMA application show statistically significant differentials between OrCel and the standard of care therapy for both primary clinical endpoints in patients who were shown to have typical venous ulcers (ulcers resulting from venous insufficiency and extending into but not through the dermal layer of the skin). In the overall group of patients which included patients who had venous ulcers complicated by other factors (including diseases other than venous insufficiency), we achieved statistically significant differentials for certain secondary endpoints, but did not achieve statistically significant differentials for the two primary clinical endpoints.

          Although we have completed an FDA cleared pilot clinical trial for the use of the fresh form of OrCel for the treatment of diabetic foot ulcers, we do not have the funds available to conduct a pivotal clinical trial for the use of OrCel in its cryo-preserved form for the treatment of diabetic foot ulcers. We will not begin the FDA clearance process for a pivotal trial for cryo-preserved OrCel for the treatment of diabetic foot ulcers until we believe that we can secure financing for the conduct of that trial.

          Although we have already received FDA clearance for the commercial sale of the fresh version of OrCel for the treatment of donor site wounds and the treatment of recessive dystrophic epidermolysis bullosa during reconstructive hand surgery, due to our limited resources we decided to discontinue the sale of the fresh version of OrCel preferring to sell the cryo-preserved form of OrCel when cleared to do so by the FDA.

          Based on published information we believe that the use of OrCel for the treatment of patients suffering from venous stasis ulcers, and of patients suffering from diabetic foot ulcers, each represents a significantly larger potential market than the use of OrCel for the treatment of donor site wounds. Published reports and studies indicate that the epidermolysis bullosa patient population is a small one.

Regulatory Strategies, Product Development and Sales

          We employ a team of regulatory and clinical professionals, both full time employees and consultants, with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA approval process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have secured approval for Medicare payments for the use of OrCel under Medicare's Outpatient Prospective Payment System (OPPS). This approval covers the use of OrCel in hospitals, other hospital-owned facilities and for hospital outpatient treatment. This OPPS approval expires December 31, 2005. However, we will still need to secure the approval of Medicare designated contractors in different parts of the country for approval of the different medical conditions for which Medicare reimbursement of the use of OrCel will be made. We can only secure that further approval after we have received FDA clearance for use of OrCel for the treatment of that medical condition. We will also seek to secure approval for private health insurance providers' reimbursement for the cost of OrCel. We believe that securing Medicare reimbursement approval for OrCel will be of significant assistance to us in securing reimbursement approval by private health insurance companies.

Production and Supply

          In October 2003 we entered into an agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for Cambrex to manufacture OrCel in its cryo-preserved form in Cambrex's Walkersville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA's good manufacturing processes standards. Cambrex is experienced in the manufacture of cell-based medical products such as our OrCel.

          Our agreement with Cambrex requires us to pay Cambrex $1,200,000 a year for the use of a Cambrex production facility in Walkersville, Maryland. The annual payments we will make to Cambrex will increase to $2,100,000 per year if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will increase by a small percentage each year. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of the construction of that larger production facility. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCcel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex, except that such termination will not be effective prior to November 1, 2004. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments we must make to Cambrex.

          The raw materials that we use to manufacture OrCel come from a limited number of key suppliers. We purchase bovine collagen sponges, a key component of OrCel, from one supplier who produces the sponges to our specifications. We have no written agreement with that supplier obligating it to supply sponges to us. While there are other manufacturers from whom we could purchase bovine collagen sponges, with one of whom we are discussing such supply arrangement, if we are required to secure another source for bovine collagen sponges we would encounter delay and expense in manufacturing OrCel. We also rely on a limited number of outside suppliers to supply other materials that we use in the manufacture and testing of OrCel. While there are other sources from whom we could purchase such other materials, as with bovine collagen sponges, if we are required to replace any or all of our suppliers we would encounter delay and expense in manufacturing OrCel.

Competition

          We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell based bi-layered (epidermal and dermal cell) approach. A cell based approach makes use of donor cells. The approach we believe to be the most advanced and effective is the cell based bi-layered approach, making use of donor cells. The production of OrCel consists of a top layer of epidermal cells and a bottom layer of dermal cells in a collagen matrix, that is a bi-layered approach utilizing donor cells.

          There are many products available for treating skin wounds. However, as already noted, we believe that the use of donor cells on a collagen sponge matrix is the most effective process for healing skin wounds and in particular hard to heal skin wounds. Therefore, we consider only products using donor cells on a collagen sponge matrix would compete with OrCel.

          We previously considered Organogenesis, Inc. and Advanced Tissue Sciences, Inc. to be our principal competitors because each of them was previously manufacturing and selling an FDA approved product using donor cells on a collagen sponge matrix, as we do, for the treatment, in the case of Organogenesis' Apligraf, of both venous stasis and diabetic foot ulcers, and in the case of Advanced Tissue Sciences' Dermagraft for the treatment of diabetic foot ulcers. Advanced Tissue Sciences' Dermagraft was manufactured in a cryopreserved form while Organogenesis' Apligraf was not. However, in 2002 both Organogenesis and Advanced Tissue Sciences filed for bankruptcy protection and, at least temporarily, discontinued the sale of their products. We believe that sales of both Dermagraft and Apligraf have been resumed. We believe that sales of Apligraf are now being made directly by Organogenesis and that sales of Dermagraft are being made by Smith & Nephew, a major pharmaceutical company which, we believe, purchased Advance Tissue Science's interest in Dermagraft. Smith & Nephew is substantially larger than we are and has significantly greater resources than we have.

          The biomedical field is continually undergoing rapid and significant technological changes. Other companies may succeed in developing other products that are more effective than OrCel. If such new products are accepted by the medical community, or if those products receive FDA approval for treatment of venous stasis and diabetic foot ulcers before OrCel does, or if other companies develop products that are more effective than OrCel, any such developments could impede our ability to continue our operations.

Patents and Proprietary Rights

          We have four United States patents, one European patent covering thirteen countries and nine patents in nine other countries, issued. We also have one United States and eight international patent applications (filed under the Patent Cooperation Treaty) pending, for our technology and processes:

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

          Our European patent was granted to us by the European Patent Office and was challenged by Advanced Tissue Sciences in an opposition proceeding after grant. We successfully defeated that opposition. Advanced Tissue Sciences has appealed that determination in our favor and the appeal is currently pending.

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

Paul Capital Agreements

          In August 2001 and in 2002 we entered into agreements with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed in consideration of Paul Capital paying us $10,000,000, to pay to Paul Capital 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. As security for the performance of our obligations to Paul Capital, we have granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with Paul Capital provides that in certain events Paul Capital may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Capital for a price equal to the $10,000,000 Paul Capital paid us plus an amount that would yield Paul Capital a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle Paul Capital to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Capital provides that in determining such insolvency any amount we owe to Paul Capital is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Capital we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. If Paul Capital does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Capital could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

          In February 2003, Paul Capital purchased 50 shares of our Series B convertible preferred stock, and in connection therewith we issued to Paul Capital 73,077 shares of our common stock and granted Paul Capital warrants to purchase an aggregate of 50,000 shares of our common stock, at exercise prices of $15.00 per share for 25,000 shares and at $20.00 per share for the other 25,000 shares. The February 2003 amendments to our agreements with Paul Capital provided, among other things, for (a) the election of one director designated by Paul Capital, (b) the right of one observer (other than such director) selected by Paul Capital to attend and observe all meetings of Ortec's Board of Directors and (c) for us to use our best efforts to have independent directors who are acceptable to both Ortec and Paul Capital, including the director designated by Paul Capital, as a majority of Ortec's Board of Directors.

Employees

          We presently employ 39 people on a full-time basis, including three executive officers. We also have 2 part time employees.

Item 2. PROPERTIES

          We occupy an aggregate of approximately 14,800 sq. ft. of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce OrCel. 11,800 sq. ft. are occupied pursuant to a lease which expires December 31, 2005 and 3,000 sq. ft. are occupied on a month to month basis. Rent for the entire 14,800 sq. ft. is $33,332 per month.

          In connection with our leases in the Audubon Biomedical Science and Technology Park, Columbia University made loans to us for improvements to our leased space as well as for construction and set up costs for the laboratory in that space. We are repaying such loans in monthly installment aggregating annual payments of $212,503 for each of 2004 and 2005, $161,988 in 2006, $91,265 in
2007 and $30,422 in 2008. We are current in repaying these loans. However we owe Columbia University approximately $588,000 in past due rent, including rent for space we no longer occupy. Pursuant to an agreement we have entered into with Columbia we will pay this obligation in monthly installments of $25,400 each beginning February 2004.

          We also rent approximately 800 sq. ft. of space in North Brunswick, New Jersey pursuant to a lease which expires June 30, 2004, at a rent of $2,300 per month. We owe the landlord of that space $5,400 for past due rent for that and other space we previously occupied in that building. By agreement with the landlord we are repaying that obligation at the rate of $1,250 per month.

Item 3 LEGAL PROCEEDINGS

          In our quarterly report on Form 10-QA for the three months ended September 30, 2002, we reported that ClinTrials Networks, LLC had commenced an arbitration proceeding against us claiming we owe ClinTrials $165,936. The arbitration between ClinTrials and us took place in July 2003. At the hearing ClinTrials increased its claim against us to close to $400,000 plus reimbursement of its legal fees. In September 2003 the arbitrator awarded ClinTrials $93,263 in full settlement of its claim plus interest of 6% per annum from January 1, 2002 until the award is fully paid. We were also ordered to pay $61,497 for ClinTrials' attorney's fees and costs, and $1,438 for arbitration fees. We paid this award in the fourth quarter of 2003.

          In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. We have settled that litigation by agreeing to pay Amarex $613,060, of which we have paid $25,000. We are required to pay $50,000 on April 10, 2004, and $60,000 each month thereafter until the obligation is paid in full.

          Previously, the Company has successfully defended challenges to its United States and European patents. The dismissal of the European challenge has been appealed. The ultimate outcome of this matter cannot be presently determined.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Reverse Stock Split

          We effected, as of 5 PM EDT on June 24, 2003, a reverse split of our common stock of one new share for each ten shares previously outstanding. All references we make in this Item 5 of Part II of this Form 10-K, to the number of shares of our common stock, the market prices of our common stock, the conversion prices of securities convertible into our common stock and the exercise prices of our outstanding warrants, are after giving effect to such one new share for ten old shares reverse split.

Market Information

          Our common stock commenced trading on January 19, 1996 under the symbol "ORTC." The common stock traded on the Nasdaq SmallCap market until August 2002, when it became delisted from the SmallCap market and commenced trading on the National Association of

Securities Dealers' Bulletin Board, where it presently trades under the symbol "ORTN.OB." The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq and the Bulletin Board for each full quarterly period within the two most recent fiscal years, giving effect, as noted above, to the one share for ten share reverse split of our common stock we effected June 24, 2003.

                                       HIGH      LOW
                                      ---------------
Fiscal Year Ended December 31, 2002

First Quarter                         $69.90   $49.60
Second Quarter                         50.50    20.00
Third Quarter                          20.00     3.00
Fourth Quarter                          5.40     2.70

Fiscal Year Ended December 31, 2003

First Quarter                           5.00     1.50
Second Quarter                          2.70     1.70
Third Quarter                           2.25     1.25
Fourth Quarter                          2.55     1.45

Security Holders

          To the best of our knowledge, at March 23, 2004, there were 141 record holders of our common stock. We believe there are more than 1,000 beneficial owners of our common stock whose shares are held in "street name."

Dividends

          We have not paid and have no current plans to pay dividends on our common stock.

Item 6.  Selected Financial Data

The following selected financial data are derived from the Company's financial statements and should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes included in Item 8 and Management's Discussion and Analysis included elsewhere in this Annual Report.

Statement of operations data
Years Ended December 31,                           1999           2000           2001
                                               ------------   ------------   ------------
Product Revenue                                $         --   $         --   $     21,890

Expenses
Production and laboratory costs                   3,106,908      4,191,317      4,283,038
Rent                                                473,010        535,443        589,238
Consulting                                          834,180        838,383      1,413,153
Personnel                                         3,742,632      4,763,662      6,605,630
General and administrative                        2,152,968      2,297,769      2,671,887
Interest and other expense                           99,522         89,712        536,070
Lease termination costs                                  --             --             --
Loss on extinguishments of debt and
   series A preferred stock                              --             --             --
Interest income                                    (368,711)      (586,623)      (191,749)
                                               ------------   ------------   ------------
                                                 10,040,509     12,129,663     15,907,267
                                               ------------   ------------   ------------
Net loss                                        (10,040,509)   (12,129,663)   (15,885,377)
Preferred stock dividends                                --             --             --
Preferred stock deemed dividends
   and discount                                          --             --             --
                                               ------------   ------------   ------------
Net loss applicable to common stock            $(10,040,509)  $(12,129,663)  $(15,885,377)
                                               ============   ============   ============
Basic and diluted                              $     (15.13)  $     (13.71)  $     (16.39)
Weighted average common stock outstanding
Basic and diluted                                   663,487        884,730        969,161
                                               ============   ============   ============

Balance sheet data
Working capital (deficiency)                   $ 11,009,660   $  7,966,410   $ (2,529,159)
Total assets                                     15,011,645     11,719,760      4,038,601
Long-term debt, excluding current maturities      1,044,857        912,489      6,768,983
Shareholders' equity/(deficit)                   12,370,720      9,392,325     (6,304,972)

                                                                               Cumulative
                                                                             March 12, 1991
                                                                             (inception) to
Statement of operations data                                                  December 31,
Years Ended December 31,                           2002           2003            2003
--------------------------------------------   ------------   ------------   --------------
Product Revenue                                $    243,775   $         --   $     265,665

Expenses
Production and laboratory costs                   3,147,515      2,956,217      24,152,124
Rent                                                683,116        627,861       3,490,512
Consulting                                          490,826        (27,735)      5,689,606
Personnel                                         6,440,959      3,938,116      33,328,435
General and administrative                        2,781,896      2,586,476      17,371,057
Interest and other expense                        7,281,104      4,735,292      13,035,902
Lease termination costs                                  --      1,119,166       1,119,166
Loss on extinguishments of debt and
   series A preferred stock                       1,004,027             --       1,004,027
Interest income                                      (7,647)       (14,889)     (2,271,985)
                                               ------------   ------------   -------------
                                                 21,821,796     15,920,504      96,902,844
                                               ------------   ------------   -------------
Net loss                                        (21,578,021)   (15,920,504)    (96,653,179)
Preferred stock dividends                         1,125,934      1,259,627       2,385,561
Preferred stock deemed dividends
   and discount                                          --      4,269,000       4,269,000
                                               ------------   ------------   -------------
Net loss applicable to common stock            $(22,703,955)  $(21,449,131)  $(103,307,740)
                                               ============   ============   =============
Basic and diluted                              $     (20.08)  $      (5.11)  $     (125.23)
Weighted average common stock outstanding
Basic and diluted                                 1,130,596      4,198,107         824,943
                                               ============   ============   =============

Balance sheet data
Working capital (deficiency)                   $(17,787,545)  $(25,581,740)
Total assets                                      3,698,366      2,582,623
Long-term debt, excluding current maturities        828,498        485,795
Shareholders' equity/(deficit)                  (15,801,132)   (24,697,407)

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

In February 2001 we received FDA approval to make commercial sales of OrCel for use in reconstructive surgery on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002 in order to focus our efforts and resources towards completing the clinical trials for the use of OrCel for the treatment of venous stasis ulcers. As a result of this curtailment, there have been no commercial sales of our product in the current year ended December 31, 2003.

In 2003, we completed a pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. The study was conducted at 19 clinical sites and 136 patients were treated in the trial. One half of the patients were a control group and were treated with standard of care currently being used for treatment of venous stasis ulcers. In December 2003, we initiated the filing of the Premarket Approval (PMA) application with the Food and Drug Administration (FDA) to market OrCel for the treatment of venous leg ulcers. We submitted the Manufacturing and Controls
(CMC) section, the first of two modules of the application. The final section of the PMA, which included a summary of safety and effectiveness in the clinical studies and device labeling, was filed with the FDA in February 2004.

In June 2002, we received approval from the FDA to initiate a pivotal clinical trial using OrCel in the treatment of diabetic foot ulcers. Diabetic ulcers are open sores that remain after the destruction of surface tissue. We have deferred the implementation of the diabetic foot ulcers pivotal clinical trial until after FDA determination of whether we may make commercial sales of cryopreserved OrCel to treat venous stasis ulcers.

From inception to date, we have incurred cumulative net losses of approximately $103 million. We expect to continue to incur substantial losses and may have to discontinue operations, unless we are able to secure FDA clearance for the sale of OrCel in its cyropreserved form to treat venous leg ulcers, and later diabetic foot ulcers, gain market acceptance for OrCel, and execute our production plans with our third party manufacturer.

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

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until we obtain FDA clearance to sell OrCel and we successfully market OrCel for the treatment of venous leg ulcers.

Critical Accounting Estimates

Revenue Recognition. Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to the customer, which occurs when the product is received by the end user hospital. Royalties from licensees will be based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonable assured. Fees paid to Ortec upon entering a license agreement are recognized when earned as defined by the terms of the agreement.

Research and Development Costs. As we are still engaged in clinical trials of our product and remain a development stage enterprise, the cost of producing product for clinical trials and for sale, is included in Research and Development costs. Additionally, all research and development costs, which comprise of Product Production and laboratory costs, Rent, Consulting, Personnel and Depreciation and Amortization expenses, are expensed as incurred.

Obligation under Revenue Interest Assignment. We account for our Revenue Interest Assignment Agreement with Paul Capital in a manner similar to that of debt. Currently, our liabilities exceed the value of our assets and as such, we are technically in default of the solvency requirement under this agreement. Pursuant to the default provisions, which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to hundred thirty (130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest on such debt has been accrued at an amount which would yield a 30% internal rate of return to Paul Capital. At such time when the default provisions are no longer applicable and a reasonable estimate of future revenues can be determined, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved. Additionally, we had no revenues in 2003 as we suspended sales of OrCel in 2002 to focus on completing a clinical trial for venous leg ulcers and submitting the results to the Food and Drug Administration (FDA). We hope to obtain FDA approval to sell OrCel for the treatment of venous leg ulcers in the second half of 2004; however approval cannot be assured. In addition, if approval is obtained from the FDA, the timing of such event may not be in line with our expectations. For these reasons, we may not be able to make a reasonable estimate of future revenues and payments that may become due to Paul Capital under this financing agreement in 2004, if we are no longer in technical default of this agreement, and as such may not be able to determine an effective interest rate to apply to the debt. Therefore, given these uncertainties, once we are no longer in technical default, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. When we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method.

Impact of Recently Issued Accounting Standards

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

Results of Operations

Year Ended December 31, 2003 and December 31, 2002.

Revenues

We earned revenues of approximately $244,000 in 2002 from commercial shipments of products to customers. As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no product sales for the year ended December 31, 2003.

Expenses

Expenses decreased by approximately $5.9 million from approximately $21.8 million in 2002 to approximately $15.9 million in 2003.

Production and laboratory costs. These expenses decreased by $0.2 million from $3.1 million in 2002 to $2.9 million in 2003. The decrease in production and laboratory costs was due to the fact that during 2003 costs were incurred primarily for the venous ulcer pivotal clinical trial, whereas in 2002 costs were incurred for venous and diabetic ulcers pilot trials and beginning the venous pivotal trial. In 2002 there were also significant costs incurred to manufacture product for sale, which is included in Production and laboratory costs. This decrease in production and laboratory costs was partly offset by suite fees incurred in 2003 in connection with our cell therapy manufacturing arrangement with Cambrex, our third party manufacturer, and a settlement charge pursuant to an agreement with Dr. Eisenberg.

Consulting. These fees decreased by $.5 million compared with the twelve months ended December 31, 2003. Lower consulting expenses are due to the fact that the company has been focused on completing the venous stasis clinical trial, and as such have utilized primarily existing personnel. The 2002 period included costs incurred as a result of product and process improvement projects, as well as for the clinical trials.

Personnel. Personnel costs decreased by approximately $2.5 million to $3.9 million in 2003, compared with $6.4 million in 2002 due to lower headcount and a reduction in executive salary. The reduction in expense in 2003 resulted from management's decision in June 2002 to curtail manufacturing of product for sale and focus completely on conducting the pivotal venous stasis clinical trial. The headcount and personnel costs were higher in the 2002 periods as we had increased staffing to manage two clinical trials, manufacture the increased quantity of product required by our clinical trial programs and for commercial sales, initiate our sales and marketing program for our FDA approved product, and for additional administrative personnel required as a result of such increased staffing levels.

General and Administrative. These expenses decreased by $0.2 million from $2.8 million in 2002 to $2.5 million in 2003 due principally to reduced marketing and recruitment expenses incurred in 2003 compared with 2002, in which period we were preparing for commercial sales of our product. This decrease was partly offset by higher legal fees in 2003 relating to financing activities and lawsuit settlements.

Rent and Lease Termination Costs. Rent expense decreased by $55,000 due to reductions in space leased at all office locations. During the 2nd quarter of 2003, the Company and NJEDA executed an agreement to terminate the lease of the New Jersey premises, and in accordance with terms of this settlement, we recorded termination expenses of $1.1 as of June 30, 2003. These costs included $.9 million in lease settlement costs paid to the NJEDA, and the write-off of $.2 million of other leasehold costs incurred directly by us.

Interest Expense. Interest expense decreased by $2.5 million in 2003 compared with 2002. The decrease is primarily due to $2.2 million in interest recorded on convertible debt, which was converted in 2002. The 2003 and 2002 periods included the non-cash imputed interest accrued on the Paul Capital agreement. Although interest was accrued at 30% per annum for both periods, at December 31, 2003, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in

2003, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

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

Production and laboratory costs. These expenses decreased by approximately $1.1 million, from $4.3 million in 2001 to $3.2 million in 2002. Additionally, 2001 costs included a $0.4 million credit to expenses as a result of an insurance recovery for damaged OrCel, which costs were incurred in 2000. All other research and development costs decreased by $1.5 million in 2002, compared with 2001. This decrease in research and development expenses was due to the fact that the costs incurred in 2002 included only one clinical trial, the venous ulcer pivotal trial, whereas in 2001 there were three trials conducted and concluded, the donor site pivotal trial, and the venous and diabetic ulcers pilot trials. We concluded the venous ulcer pivotal trial in 2003.

Personnel. Personnel costs decreased by approximately $.2 million from $6.6 million in 2001 to $6.4 million in 2002. Personnel costs initially increased in the first half of 2002 due to the additional personnel required to conduct and manage clinical trial programs, to manufacture the increased quantity of product required by our clinical trial programs and for the commercial sales and to initiate our sales and marketing program for our FDA approved products. In July 2002, management implemented a cost reduction plan and deferred the implementation of the diabetic clinical trial, as well as reduced production of product for commercial sales, which resulted in significant reductions in personnel costs in the second half of 2002. As a result of our cost reduction plan, 34 employees were terminated and the Company paid $40,000 in termination benefits in July 2002. No other costs were incurred as a result of these terminations.

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

Liquidity and Capital Resources

Since inception (March 12, 1991) through December 31, 2003, we have accumulated a deficit of approximately $103 million and we expect to continue to incur substantial operating losses until we obtain FDA approval to sell our product, OrCel, for the treatment of venous leg ulcers and successfully market OrCel to the medical community. We have financed our operations primarily through private placements of our common stock, preferred stock, promissory notes payable and convertible debentures, our initial public offering, and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to December 31, 2003, we received cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, we received net cash proceeds from the issuance of debentures, promissory notes and preferred stock of $13.7 million, and we have received a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the year ended December 31, 2003, we used net cash for operating activities of approximately $9.3 million. Cash used in operating activities resulted primarily from our net loss of $15.9 million, offset by depreciation and amortization of approximately $.6 million, approximately $4.6 million of non-cash interest expense and approximately $1.1 million in costs for lease termination costs, relating to the NJEDA lease, of which approximately $.3 million was a cash payment in the twelve-month period.

In 2003, we received gross proceeds of $7.7 million from the issuance of preferred stock, $3.1 million from the issuance of promissory notes, advances of $.1 million against future financings and incurred $.8 million in financing costs. As a result of such preferred stock financing, common shares outstanding increased by 2.9 million shares, due to the conversion of preferred stock, the exercise of warrants and the issuance of common stock for dividends payable on preferred stock.

On June 24, 2003, Ortec executed a reverse split of its common shares, warrants, and options outstanding, whereby every stockholder, warrant holder, and option holder was granted one new common share, warrant, or option for every ten common shares, warrants, or options outstanding prior to June 24, 2003. The par value of the common shares remained unchanged at $.001 per share. However, the exercise prices of the warrants and options outstanding were adjusted as a result of this reverse split. This reverse stock split is retroactively reflected in the accompanying financial statements and all reference to shares are to the new shares with per share amounts appropriately adjusted.

In August 2001 we entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed in consideration of Paul Capital paying us $10,000,000, to pay to Paul Capital 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. In accordance with the terms of the Revenue Interest Agreement, beginning on January 1, 2003 we are required to make advances payments on the revenue interest obligation as follows: the first $0.6 million of annual net sales for the year ended December 31,2003; the first $1.0 million of annual net sales for the year ended December 31, 2004 and the first $7.5 million of annual net sales for each subsequent calendar year thereafter through the year ending December 31, 2011. The Company did not pay Paul Capital $0.6 million in 2003 as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. We will not resume sales unless we obtain FDA approval for the use of OrCel in the treatment of venous stasis ulcers, which is not expected to occur before the second half of 2004.

As security for the performance of our obligations to Paul Capital, we have granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks.
Our agreement with Paul Capital provides that in certain events Paul Capital may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Capital for a price equal to the $10,000,000 Paul Capital paid us plus an amount that would yield Paul Capital a 30% internal rate of return on their investment. That repurchase price would have been approximately $18,553,856 as of December 31, 2003. Among the events that would entitle Paul Capital to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Capital provides that in determining such insolvency any amount we owe to Paul Capital is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Capital we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. If Paul Capital does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Capital could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

In addition to the requirement that the Company remain solvent, as described above, the occurrence of certain events, including those set forth below, triggers Paul Capital's right to require us to repurchase its revenue interest:

     o    a change of control of our company;

     o    the transfer of all or substantially all of our consolidated assets;

     o the transfer of all or any part of our respective interests in our products other than pursuant to any distribution agreements, license agreements and future agreements; and

     o a judicial decision that has a material adverse effect on our business, operations, assets or financial condition as defined by the agreement.

If a repurchase event occurred and Paul Capital required us to repurchase their interest in our revenues, the Company may not have sufficient cash funds to pay Paul Capital. As such, the investor could foreclose on certain assets that are essential to our operations. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. At December 31, 2003, since the Company was technically in default of the solvency requirement under the Revenue Interest Assignment agreement, we provided for an amount that approximated what we would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to us that they intend to compel us to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in technical breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

In February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. The original agreement and modifications to the agreement terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

In January 2002, we secured a $1.3 million lease line of credit with GE Capital which enabled us to finance our fixed assets needs, such as laboratory and laboratory support equipment, computer hardware and office furniture. In January 2002 and October 2002, we drew $268,000 and $181,000, respectively. Each equipment purchase has a fixed lease term of 36 months. For equipment acquired in 2002, the Company is obligated to make future rental payments during the years ending December 31, 2004 and 2005 of $160,000 and $43,000, respectively. This line of credit expired in 2002.

On March 27, 2002, we engaged an investment-banking firm to act as our financial advisor in connection with raising capital for us through debt and/or equity financing. Using these services we have raised financing of approximately $8.2 million in 2002 and in 2003 we have raised an additional $2.0 million from the sale of Series B convertible preferred stock in February 2003 and $5.7 million from the sale of Series C convertible preferred stock in May and July 2003. As part of the February financing, we issued 200,000 Series A warrants at $.001 per share, which were immediately converted into 200,000 common shares, 100,000 Series B-1 and 100,000 Series B-2 warrants exercisable at $15.00 per share and $20.00 per share, respectively. Concurrent with the Series B conversion and giving effect to the reverse stock split, the exercise prices of these warrants were reduced to $4.00 and $5.00, respectively. Dividends on our Series B preferred stock sold in such financing were paid in common shares at the rate of 12% per annum, resulting in the issue of 92,307 shares of common stock. The investors in the Series B preferred stock issued in February 2003, along with all previous issues in 2002, agreed to convert their Series B preferred shares into common shares and Series D preferred shares (common stock equivalent) on May 23, 2003. The Company finalized the conversion of the Series B preferred stock into the Series D preferred stock on August 29, 2003. Only the 50 shares of Series B preferred stock owned by Paul Capital were not converted.

On May 23, 2003 and July 29, 2003 we closed on Series C preferred stock equity financing of $5.7 million from investors, some of whom have previously participated in the $10.2 million raised through 2002 and 2003 prior to that date. The Series C convertible preferred stock has a stated value of $6,000 per share and is convertible into common shares at a rate of $ 2.00 per share. Dividends will be paid in cash, or common shares at our option, at the rate of 10% per annum. An accrued dividend of $336,550 at December 31, 2003 has been provided for within stockholders' equity/(deficit) as the Company's current intent is to issue common shares in payment of these dividends. Beginning 180 days from issue, the Series C convertible preferred stock shall automatically convert if the common stock of the Company trades at a price equal to or greater than $6.00 per share for a period of 10 consecutive trading days. Additionally, each investor was issued 1,800 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share. Beginning twenty-four months after the Closing, the Company may redeem the Series C warrants for $.01 per warrant if its common stock closes above $10.80 per share for 10 consecutive trading days.

Concurrently with the closing of this Series C convertible preferred stock financing, on May 23, 2003 a majority in interest of the holders of our Series B convertible preferred stock agreed to convert their preferred shares into common shares or its equivalent, at the conversion rate of $2.50 per share. As a result of this conversion, 605.389 shares of Series B preferred stocks were converted into 2,421,556 shares of common stock and shares of 482.885 Series B preferred stock were converted into a similar number amount of shares of Series D preferred stock, which are equivalent to 1,931,540 shares of common stock. Only the 50 shares of Series B preferred stock owned by Paul Capital were not converted. Additionally, as a result of the conversion, the exercise price of the B-1and B-2 warrants relating to the converted Series B preferred stock, were adjusted from $15.00 and $20.00, respectively, to $4.00 and $5.00, respectively. Beginning twelve months after issue, the B-1 and B-2 Warrants are redeemable for $.01 per share if our common stock closes above $10.00 and $12.50, respectively, for 10 consecutive trading days.

In October 2003, we entered into a cell therapy manufacturing agreement with Cambrex Bio Science Walkerville, Inc., a subsidiary of Cambrex Corporation, for the commercial manufacture of Ortec's tissue engineered product, OrCel. It is expected that Cambrex will begin production of OrCel in the first half of 2004 and this inventory may be used for sale in the second half of 2004 if we receive FDA clearance to market OrCel for use on patients in the treatment of venous leg ulcers. Pursuant to the terms of this agreement, we are required to pay Cambrex $100,000 per month for the use of a production suite in their facility located in Walkersville, Maryland while we are in Phase I of the production plan, as defined by the agreement. During Phase I only, we may terminate this agreement by giving 6 months advance notice of the effective date of such termination, however no such termination will be effective prior to the date 12 months after the commencement date for Phase I. At any time during Phase I, we can elect to initiate Phase II of the agreement by written notice to Cambrex. The annual payments we will make to Cambrex will increase to $2,100,000 per year if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will increase by a small percentage each year. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of construction of that larger production facility. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and 12 months notice by Cambrex, except that such termination will not be effective prior to November 1, 2004. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for 6 years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. Either Cambrex or we may elect the scale down period later than 3 years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments we must make to Cambrex.

In October, November, and December 2003, and January 2004, we received loans payable in June 30, 2004, aggregating $3,790,000. These notes accrue interest at 8% per annum. In February 2004 we received a $250,000 loan which is payable on demand. We will need to raise capital in 2004 to repay these commitments.

As of December 31, 2003, payment of approximately $2,500,000 of the approximately $2,900,000 we owed to our trade creditors was past due. While we have arranged for payment of some our obligations over a period of time, and have to make some payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. Raising additional capital can be dependent on numerous factors, such as our ability to obtain regulatory approval for the commercial sale of OrCel to treat venous stasis ulcers, and, later diabetic foot ulcers as well as the general investment climate.

A summary of our contractual obligation requirements as of December 31, 2003 is as follows:

                                                    Payments due by period
                                                   Less than        1-3        3-5
                                       Total         1 year        years      years
                                    -----------   -----------   ----------   -------
Loan Payable                        $   708,684   $   212,503   $  465,759   $30,422
Promissory Notes Payable
   (including interest)               3,283,800     3,283,800
Capital Lease Obligation                208,362       165,207       43,155
Operating Leases                        738,000       361,000      377,000
Other Obligations:
Settlement with Dr. Eisenberg (1)       398,574       398,574
Cell Therapy Manufacturing
   Agreement (Cambrex) (1)            1,000,000     1,000,000
Obligation under Revenue
   Interest Assignment (2)           18,553,856    18,553,856
                                    ------------------------------------------------
                                    $25,330,076   $24,106,740   $1,192,914   $30,422
                                    ================================================

(1) See Note 12 to the financial statements for settlement terms relating to the agreement with Dr. Eisenberg and our contractual obligation under our Cell Therapy Manufacturing Agreement with Cambrex.

(2) See Note 8 to the financial statements for repayment terms.

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We have raised funds in the past through the public or private sale of equity securities and debentures, the issuance of promissory notes to lenders all but a few of whom were investors in our Series C Convertible Preferred Stock, and through the agreement with Paul Capital. We will need to raise additional funds in the future through collaborative arrangements with a pharmaceutical sales company and through the sale of our securities to the public and through private placements, debt financing or short-term loans. We can give no assurance of the total amount of financing that will be secured. We are continuing to use the services of an investment banking firm in raising capital in 2004. Our capital funding requirements depend on numerous factors, including:

     o    the progress and magnitude of our research and development programs;

     o the time involved in obtaining regulatory approvals for the commercial sale of our OrCel product in its cryopreserved form to treat venous stasis ulcers, and later diabetic foot ulcers;

     o    the costs involved in filing and maintaining patent claims;

     o    technological advances;

     o    competitive and market conditions;

     o    our ability to establish and maintain collaborative arrangements;

     o the successful implementation of an agreement we have entered into with Cambrex Bio Science Walkersville, Inc. for manufacturing of our OrCel product in its cryopreserved form; and

     o the cost and effectiveness of commercialization activities and arrangements.

We are currently in the process of completing a registration statement to be filed with the Securities and Exchange Commission to register shares of our common stock and warrants. Once our registration statement become effective, we hope to receive net proceeds, after payment of placement fees and other expenses we incur in connection with the filing, of approximately $11 million through the sale of 6,000,000 shares of our common stock together with the issuance of warrants to purchase an additional 3,000,000 shares of our common stock. We estimate this financing we hope to raise in 2004, will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at December 31, 2003, (approximately $1.2 million) and the $650,000 we have already raised in 2004, as well as the additional $11.0 million we hope to raise in 2004 may enable us to continue our operations for the next 12 months. However, we can give no assurance that additional investment or other funds can be secured. Additionally, we are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with us, in exchange for marketing, distribution or other rights to our product. However, we can give no assurance that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Financial Statements contained in this Form 10-K report, setting forth the financial statements of Ortec International, Inc., together with the report of Grant Thornton LLP, dated March 12, 2004.

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

Name                             Age                    Position
----                             ---                    --------
Steven Katz, Ph.D.                59   Chairman of the Board of Directors
Ron Lipstein                      48   Chief Executive and Chief Financial Officer,
                                       Vice Chairman of the Board of Directors,
                                       Secretary and Treasurer
Mark Eisenberg, M.D.              66   Director
Costantin Papastephanou, Ph.D.    58   President
Steve Lilien, Ph.D.               56   Director
Allen I. Schiff, Ph.D.            57   Director
Gregory B. Brown, M.D.            50   Director

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

          Mark Eisenberg, one of our founders, has been a director since 1991. Dr. Eisenberg was formerly our senior vice president and a consultant to us. See "Certain Relationships and Related Transactions". He has been a physician in private practice in Sydney, Australia since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on epidermolysis bullosa disease.

          Steven Lilien has been a director of Ortec since February 1998. He has been chairman of the accounting department of Bernard M. Baruch College in New York City for the past sixteen years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

          Allen I. Schiff has been a director of Ortec since June 2001. He has been Director of the Field Study Program at Fordham University Graduate School of Business since 1992. That program performs consulting projects for businesses and charitable institutions including a number of major well-known business and charitable entities. From 1985 through 1989 he was chairman of both the undergraduate and the graduate accounting departments at Fordham University. He has a Ph.D. in finance and economics and an MS in accounting, both from New York University. He is a director and chairman of the audit committee of Data Software and Systems, Inc., a publicly held company whose shares are listed on Nasdaq and whose principal business is the development of compatible software for use by utilities.

          Gregory B. Brown has been a director of Ortec since March 2003. Since January 2003 Dr. Brown has been a partner at Paul Capital Partners and serves as the director selected by Paul Capital Royalty Acquisition Fund, L.P., an affiliate of Paul Capital Partners. Pursuant to our agreement with Paul Capital Royalty Acquisition Fund, L.P., we are required to elect a person designated by Paul Capital Royalty Acquisition Fund, L.P. as a director of Ortec. From 1997 to 2002 Dr. Brown served as a managing director of Adams, Harness & Hill, an investment banking firm, and from April 2001 to December 2002 as head of its Healthcare and co-head of investment banking. Prior to 1997 Dr. Brown was a thoracic and vascular surgeon. He received a B.A. degree from Yale University, an M.D. from Upstate Medical School and an M.B.A. from Harvard Business School.

          All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff and Gregory B. Brown are non-employee directors.

Executive Officers

          Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Two of our executive officers, Steven Katz and Ron Lipstein, are also members of our Board of Directors. Information with regard to such persons is set forth above under the heading "Directors." The other executive officer is Costantin Papastephanou, our president.

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

          Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of our independent certified public accountants and the review of the scope, cost and effect of the audit engagement. The current members of the Audit Committee are Drs. Lilien and Schiff. Dr. Lilien serves as chairman of the Audit Committee. Both Drs. Lilien and Schiff are independent directors and both are audit committee financial experts in that each has:

     o An understanding of generally accepted accounting principles and financial statements;

     o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

     o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Ortec's financial statements, or experience actively supervising one or more persons engaged in such activities;

     o An understanding of internal controls and procedures for financial reporting; and

     o    An understanding of audit committee functions.

     As we noted above Dr. Lilien is a certified public accountant, has a Ph.D. in accounting and finance and is chairman of the accounting department of Bernard M. Baruch College in New York City. Dr. Schiff has an M.S. in accounting and a Ph.D. in finance and economics and from 1985 through 1989 he was, and again currently he is, chairman of both the graduate and undergraduate accounting departments at Fordham University.

          Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board of Directors with respect to the compensation of our executive officers, including salary, bonus and other incentives. The current members of the Compensation Committee are Messrs. Katz, Eisenberg and Lilien.

          Stock Option Committee. The Stock Option Committee determines the employees (other than our executive officers), consultants and advisors, to whom options should be granted under our Stock Option Plan and the number of options to be granted to each such employee, consultant and advisor. The current members of the Stock Option Committee are Messrs. Katz and Lipstein. The Board of Directors determines any other persons (our executive officers and directors) to whom options should be granted and the number of options to be granted to each such person.

Attendance at Meetings

          During 2003, the Board of Directors, Audit Committee, Compensation Committee and Stock Option Committee each met or acted without a meeting pursuant to unanimous written consent nine times, five times, one time and five times, respectively. In 2003 all of the directors attended all of the meetings of, or consented to actions by, the Board of Directors except for Dr. Eisenberg who missed two meetings. Dr. Lilien attended all five meetings and Dr. Schiff attended three meetings of the Audit Committee. Drs. Katz, Schiff and Lilien all attended the one meeting of the Compensation Committee and Messrs. Katz and Lipstein attended all meetings of the Stock Option Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

          To the best of our knowledge, during 2003 the following individuals who were executive officers and/or directors of Ortec did not file a Form 3 or 4 report in time: Steven Katz, five times, Ron Lipstein, three times, Costantin Papastephanou, twice and Mark Eisenberg and Gregory Brown, once each.

Code of Ethics

          Ortec's directors have adopted a code of ethics requiring its employees, including its executive officers and its directors, to act honestly and with integrity with respect to Ortec and Ortec's business dealings and to provide full and fair disclosure about the Company that is required to, or will, be reported to the public. The code of ethics requires Ortec's employees to disclose to Ortec's Board of Directors any material transaction or relationship on the part of any Ortec employee or director that could reasonably be deemed dishonest or that reasonably could be expected to give rise to an actual or apparent conflict of interest. We have filed a copy of our code of ethics with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2003, 2002 and 2001 to (i) our Chief Executive Officer; (ii) our other executive officers; and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers"). The number of shares of our common stock issuable upon the exercise of options, the exercise prices and the potential realizable values as of December 31, 2003 of those options granted in 2003, are the number of shares, exercise prices and realizable values after giving effect to the one share for ten shares reverse split of our common stock effective June 24, 2003.

                           SUMMARY COMPENSATION TABLE

                           ---------------------------------------------------------------
                                                                                Long Term
                                         Annual Compensation                  Compensation
                           ---------------------------------------------------------------
                                                                               Securities
         Name and                                           Other Annual       Underlying
    Principal Position     Year   Salary($)   Bonus($)   Compensation($)(2)   Options/SARs
                           ---------------------------------------------------------------
Ron Lipstein               2003    224,366    118,300(1)                         476,431
Chief Executive Officer,   2002    201,115    150,850                            210,082
Vice Chairman,             2001    214,447     86,000                             18,500
Secretary,
Treasurer and Chief
Financial Officer
------------------------------------------------------------------------------------------
Steven Katz                2003    158,558    118,300(1)                         476,431
Chairman                   2002    225,058    150,850                            210,082
                           2001    236,392     92,000                             20,000
------------------------------------------------------------------------------------------
Costantin Papastephanou    2003    207,493                                        57,500
President                  2002    205,784                                        19,000
                           2001    181,625                                         6,000
------------------------------------------------------------------------------------------
Melvin Silberklang         2003    172,735     10,000                              7,500
Vice President, Chief      2002    132,051                                         2,998
Scientific Officer         2001    125,429                                         1,000
------------------------------------------------------------------------------------------
Alain Klapholz             2003    168,492                                         5,000
Vice President for         2002    162,884                                        10,000
Operations and Planning    2001    170,604     20,000                              6,000
------------------------------------------------------------------------------------------

(1) Mr. Lipstein and Dr. Katz have each deferred payment of $108,300 of these amounts.

(2) Does not include allocation of 1,725,000 shares of common stock that we may issue to the Named Officers as follows: 1,000,000 shares to Mr. Lipstein, 340,000 shares to Dr. Katz, 220,000 shares to Mr. Papastephanou, 100,000 shares to Mr. Silberklang and 65,000 shares to Mr. Klapholz, because the issuance of such shares is contingent on Ortec achieving certain milestones, none of which have been achieved.

Board Compensation

          Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff and Gregory B. Brown were all non-employee directors in 2003. For Dr. Steven Lilien's services in 2003 as a director and as chairman of our audit committee, we paid Dr. Lilien $5,167 and for his services in 2003 as a director and as a member of our audit committee, we paid Dr. Schiff $20,667. We paid no compensation to either Dr. Eisenberg or Dr. Brown for their services as directors.

Option Grants in Last Fiscal Year

          The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2003 by us to the Named
Officers:

                                                                                     Potential Realizable
                                                                                           Value at
                                                                                        Assumed Annual
                                                                                     Rates of Stock Price
                                                                                       Appreciation for
                              Individual Grants                                           Option Term
---------------------------------------------------------------------------------------------------------
          (a)                 (b)              (c)             (d)          (e)         (f)        (g)
---------------------------------------------------------------------------------------------------------
                            Number of       % of Total      Exercise
                           Securities      Options/SARs        or
                           Underlying       Granted to        Base
                          Options/SARs     Employees in       Price     Expiration
         Name                Granted     Fiscal Year (1)    ($/Share)      Date        5% ($)    10% ($)
---------------------------------------------------------------------------------------------------------
Steven Katz                  230,000          16.0             1.80      5/23/10      347,300    639,400
                             138,000           9.6             3.60      5/23/10            0    135,240
                              37,000           2.6             2.10       6/2/10       44,770     91,760
                              49,231           3.4             2.00       4/7/10       64,493    120,016
                              22,200           1.5             3.60       6/2/10            0     21,756
---------------------------------------------------------------------------------------------------------
Ron Lipstein                 230,000          16.0             1.80      5/23/10      347,300    639,400
                             138,000           9.6             3.60      5/23/10            0    135,240
                              37,000           2.6             2.10       6/2/10       44,770     91,760
                              49,231           3.4             2.00       4/7/10       64,493    120,016
                              22,200           1.5             3.60       6/2/10            0     21,756
---------------------------------------------------------------------------------------------------------
Costantin Papastephanou       50,000           3.5             1.80      5/23/10       75,500    139,000
                               7,500           0.5             4.10       2/6/10            0      3,600
---------------------------------------------------------------------------------------------------------
Alain Klapholz                 5,000           0.3             1.80      5/23/07        5,300      8,200
---------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Melvin Silberklang             2,500           0.2             1.80       5/23/07        2,650        4,100
                               2,500           0.2             3.00       2/28/10          775        3,950
                               2,500           0.2             4.10        2/6/10            0        1,200
------------------------------------------------------------------------------------------------------------

* Less than one percent

(1) Options to purchase a total of 1,432,761 shares of common stock were granted to our employees, including the Named Officers, during the fiscal year ended December 31, 2003.

          The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended December 31, 2003 and the value of the options held as of December 31, 2003 by the Named Officers. None of the Named Officers exercised any options during the fiscal year ended December 31, 2003.

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Value

                              Number of Securities
                             Underlying Unexercised         Value of Unexercised
                               Options At Fiscal            In-the-Money Options
                                  Year-End (#)           at Fiscal Year-End (1)($)
                          ---------------------------   ---------------------------
Name                      Exercisable   Unexercisable   Exercisable   Unexercisable
----                      -----------   -------------   -----------   -------------
Steven Katz                 724,441              0        $152,981       $     0
Ron Lipstein                720,326              0         152,981             0
Costantin Papastephanou      14,625         60,375               0        27,500
Alain Klapholz               19,230          5,000               0         2,750
Mel Silberklang               6,919          5,963           1,375         1,375

(1) The product of (x) the difference between $2.35 (the closing price of our common stock at December 31, 2003, as reported on the over the counter Bulletin Board) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

Compensation Committee Interlock and Insider Participation

          None of our executive officers serves as a member of the compensation committee or on the board of directors of another entity, one of whose executive officers serves on our Board of Directors.

          The Compensation Committee of our Board of Directors determines compensation policies applicable to our three executive officers. Messrs. Steven Katz, Steven Lilien and Allen Schiff are the members of the Compensation Committee. Mr. Katz is an executive officer of Ortec.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information, as of December 15, 2003, based upon information obtained from the persons named below, regarding beneficial ownership of our common stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock,
(ii) each of our directors, (iii) each of the Named Officers, and (iv) all of our executive officers and directors as a group.

                                              Amount and         Percentage of
        Name and Address                 Nature of Beneficial     Outstanding
      of Beneficial Owner                     Ownership**       Shares Owned**
------------------------------------------------------------------------------
Steven Katz*                                  742,258(1)             12.1
------------------------------------------------------------------------------
Mark Eisenberg*                                60,600(2)              1.1
------------------------------------------------------------------------------
Ron Lipstein*                                 741,354(3)             12.1
------------------------------------------------------------------------------
Costantin Papastephanou*                       75,175(4)              1.4
------------------------------------------------------------------------------
Steven Lilien                                   7,640(5)              ***
   19 Larchmont Street
   Ardsley, NY 10502
------------------------------------------------------------------------------
Allen I. Schiff                                 3,500(6)              ***
   Fordham University
   Graduate School of Business
   113 West 60th Street
   New York, NY 10023
------------------------------------------------------------------------------
Gregory B. Brown                                    0(7)                0
   140 E. 45th Street, 44th Floor
   New York, NY 10017
------------------------------------------------------------------------------
Pequot Capital Management, Inc.               957,364(8)             17.7
   5000 Nyala Farm Road
   Westport, CT 06880
------------------------------------------------------------------------------
DMG Advisors LLC                              445,114(8)              8.2
   53 Forest Avenue, Suite 202
   Old Greenwich, CT 06870
------------------------------------------------------------------------------
Sargon Capital International Fund Ltd.        448,045(8)              8.3
   6 Louis Drive
   Montville, NJ 07045
------------------------------------------------------------------------------
SDS Merchant Fund L.P.                        445,591(8)              8.2
   53 Forest Avenue, Suite 201
   Old Greenwich, CT 06870
------------------------------------------------------------------------------
Stonestreet Limited Partnership               796,048(9)             14.7
   c/o Canaccord Capital Corp.
   32 Bay Street, Suite 1250
   Toronto, ON  M5H4A6
------------------------------------------------------------------------------
Jason Adelman                                 307,479(10)             5.7
   Burnham Hill Holdings, LLC
   900 Park Avenue
   New York, NY 10021
------------------------------------------------------------------------------
All officers and directors as a group       1,630,527(1-7)           23.4
   (eight person)
------------------------------------------------------------------------------

Notes on the following page.

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

1. Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. Includes 724,241 shares issuable to Dr. Katz upon his exercise of outstanding options.

2. Includes 1,000 shares issuable to Dr. Eisenberg upon his exercise of outstanding options.

3. Includes 3,360 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in such 3,360 shares. Also includes 720,126 shares issuable to Mr. Lipstein upon his exercise of outstanding options.

4. Includes 75,000 shares issuable to Mr. Papastephanou upon his exercise of outstanding options.

5. Includes 7,600 shares issuable to Dr. Lilien on his exercise of outstanding options.

6. All 3,500 shares are issuable to Dr. Schiff on his exercise of outstanding options.

7. Does not include 73,077 shares of common stock, 50 shares of Series B convertible preferred stock which are convertible into approximately 200,000 shares of common stock, and warrants to purchase 50,000 shares of common stock, all owned by Paul Capital Royalty Acquisition Fund, L.P. Dr. Brown was selected by Paul Capital to serve as a director of Ortec pursuant to Ortec's agreement giving Paul Capital the right to name one director.

8. Shares held by investment funds. The following persons have sole investment and voting power for these shares.

               Pequot Capital Management, Inc. -
               DMG Advisors LLC - Tom McCauley
               Sargon Capital International Fund, Inc. - Margaret Chu SDS Merchant Fund L.P. - Steve Derby

9. The individuals at Stonestreet Limited Partnership who have shared investment and voting power for the shares of Ortec common stock owned by Stonestreet are Michael Finkelstein and Elizabeth Leonard.

10.  Includes 150,000 shares owned by Burnham Hill Holdings, LLC.

Equity Compensation Plan Information

          The table below sets forth the following information as of the fiscal year ended December 31, 2003 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

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

                                                                             (c)
                                                                           Number of
                               (a)                                    Securities Remaining
                      Number of Securities            (b)             Available for Future
                        to be Issued Upon      Weighted-Average      Issuance Under Equity
                           Exercise of         Exercise Price of       Compensation Plans
                      Outstanding Options,   Outstanding Options,    (excluding securities
Plan Category(1)       Warrants and Rights    Warrants and Rights   reflected in column(a))
-------------------   --------------------   --------------------   -----------------------
Equity Compensation
Plans Approved by
Securityholders               348,919               $3.62                    94,051

Equity Compensation
Plans Not Approved
by Securityholders          1,274,400               $2.78                         0

                            ---------                                        ------
   Total                    1,622,599                                        94,051

(1) The only equity compensation plan approved by our stockholders is our Third Amended and Restated 1996 Stock Option Plan. The equity compensation plans that have not been approved by our stockholders consists of stock options outside of that Stock Option Plan granted to our executive officers to purchase 1,274,400 shares of our common stock and warrants issued for services and to a lender whose loan is secured by our equipment.

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

          One of our directors, Dr. Gregory Brown, was selected by Paul Capital Royalty Acquisition Fund, L.P. as provided by an amendment in February 2003 of an agreement between us and Paul Capital. See Part I, Item 1, "Business - Paul Capital Agreements."

          We owe Dr. Mark Eisenberg, one of our directors who is also one of our founders, an aggregate of $398,574. Of such amount $304,478 was for consulting services Dr. Eisenberg had provided to us under an agreement we had with him, $65,215 was for payments Dr. Eisenberg made in our behalf for the laboratory we maintained in Australia (including salaries and obligations to suppliers) and $28,881 for rent we owe him for the space occupied by our laboratory. We no longer operate a laboratory in Australia. We have reached an agreement in principal with Dr. Eisenberg to grant him options to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share as payment in full of the $398,574 we owe him. We have not yet submitted that agreement to our board of directors for their approval.

Item 14. CONTROLS AND PROCEDURES

          (a)  Evaluation of disclosure controls and procedures.

          Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us and them by others within those entities, particularly during the period in which this Annual Report was being prepared.

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

                           FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us are intended to identify such forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

                            AVAILABILITY OF FORM 10-K

          We will provide a copy of our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including our financial statements and the financial statement schedules, to any of our stockholders and to any person holding our warrants or options to purchase shares of our common stock, or other securities convertible into our common stock, upon written request and without charge. Such written request should be directed to Mr. Ron Lipstein, Secretary, at Ortec International, Inc., 3960 Broadway, New York, NY 10032.

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

          (b)  Reports on Form 8-K.

               We did not file any report on Form 8-K in the fourth quarter of 2003.

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

     3.5 Amendment to Certificate of Incorporation filed on May 23, 2003, being the Certificate of Designation of the Relative Rights and Preferences of the Series C convertible preferred stock (5)

     3.6      Amendment to Certificate of Incorporation filed on June 10, 2003 (8)

     3.7      Amendment to Certificate of Incorporation filed on August 19,
              2003, being the Certificate of Designation of the Relative Rights and Preferences of the Series D convertible preferred stock. (6)

     3.8      By-Laws (7)

      14      Code of Ethics (8)

    10.1      Agreement with Cambrex BioScience of Walkersville, Inc.; redacted
              (9)

    10.2      Agreement with Paul Capital Royalty Acquisition Fund L.P.;
              redacted (10)

    10.3      Termination of Employment Agreements between the Registrant and
              Steven Katz, Ron Lipstein and Alain Klapholz (11)

    10.4      Lease with Audubon Biomedical Science and Technology Park (9)

     23.      Consent of Grant Thornton LLP (8)

    31.1      Certifications (Principal Executive Officer) (8)

    31.2      Certifications (Principal Financial Officer) (8)

    32.1      Certification of Principal Executive Officer (8)

    32.2      Certification of Principal Financial Officer (8)

----------

(1) Filed as an Exhibit to our Form 10-Q filed for the quarter ended September 30, 2001, and incorporated herein by reference.

(2) Filed with our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(3) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(4) Filed as an Exhibit to our Form 10-QA for the quarter ended September 30, 2002, and incorporated herein by reference.

(5) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(6) Filed as an Exhibit to our Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(7) Filed as an Exhibit to our Registration Statement on Form SB-2 (File No. 33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(8)  Filed herewith.

(9) Filed as an Exhibit to our Registration Statement No. 333-109027, or an amendment thereto, and incorporated herein by reference. Certain portions of Exhibit 10.1 marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

(10) Filed as an Exhibit to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. Certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

(11) Filed as an Exhibit to our Form 8-K filed on December 12, 2002, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2004

                                                       Ortec International, Inc.


                                                       By: /s/ Steven Katz
                                                           ---------------------
                                                           Steven Katz, Ph.D.
                                                           Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                          Date
      ---------                       -----                          ----

/s/ Steven Katz        Chairman (Principal Executive Officer)   March 30, 2004
--------------------
Steven Katz


/s/ Ron Lipstein       Vice Chairman, Chief Executive and       March 30, 2004
--------------------   Chief Financial Officer, Secretary,
Ron Lipstein           Treasurer and Director (Principal
                       Financial and Accounting Officer)


/s/ Mark Eisenberg     Director                                 March 30, 2004
--------------------
Mark Eisenberg


/s/ Steven Lilien      Director                                 March 30, 2004
--------------------
Steven Lilien


/s/ Allen I. Schiff    Director                                 March 30, 2004
-------------------
Allen I. Schiff


/s/ Gregory B. Brown   Director                                 March 30, 2004
--------------------
Gregory B. Brown

                            Ortec International, Inc.
                        (a development stage enterprise)

                          INDEX TO FINANCIAL STATEMENTS
                                                                              Page
                                                                              ----
Report of Independent Certified Public Accountants                            F-2

Financial Statements

   Balance Sheets as of December 31, 2003 and 2002                            F-3

   Statements of Operations for the years ended December 31, 2003, 2002 and
      2001, and for the cumulative period from
      March 12, 1991 (inception) to December 31, 2003                         F-5

   Statement of Shareholders' Equity/(Deficit) for the cumulative
      period from March 12, 1991 (inception) to December 31, 2003             F-6

   Statement of Cash Flows for the years ended December 31, 2003, 2002 and
      2001, and for the cumulative period from
      March 12, 1991 (inception) to December 31, 2003                         F-11

   Notes to Financial Statements                                              F-14 - F-52

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Directors and Stockholders
   Ortec International, Inc.

We have audited the accompanying balance sheets of Ortec International, Inc. (a development stage enterprise) (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2003, and for the period from March 12, 1991 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and for the period from March 12, 1991 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company incurred a net loss applicable to common shareholders of $21,449,131 during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $25,360,740, its total liabilities exceeded its total assets by $24,476,407, and the Company has a deficit accumulated in its development stage of $103,307,740. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP
New York, New York
March 12, 2004, except for Note 14 as to which the date is March 23, 2004

                            Ortec International, Inc.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                  December 31,

                                                                     2003          2002
                                                                 -----------   -----------
                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $ 1,328,387   $   826,227
   Accounts receivable, net of allowance for doubtful accounts
      of $ 5,374 at December 31, 2003                                               15,324
   Other current assets                                               33,756        41,904
                                                                 -----------   -----------

      Total current assets                                         1,362,143       883,455

PROPERTY AND EQUIPMENT, AT COST
   Laboratory equipment                                            1,670,656     1,671,075
   Office furniture and equipment                                  1,313,954     1,350,985
   Leasehold improvements                                          1,354,481     1,567,513
                                                                 -----------   -----------
                                                                   4,339,091     4,589,573

   Less accumulated deprecation and amortization                  (3,749,251)   (3,207,977)
                                                                 -----------   -----------
                                                                     589,840     1,381,596
OTHER ASSETS
   Patent application costs, net of accumulated
      amortization of $352,998 in 2003 and $279,037
      in 2002                                                        620,513       682,885
   Deferred financing costs, net of accumulated
      amortization of $13,883 in 2003 and $7,933 in 2002              45,617        78,207
   Security deposit - New Jersey location                             16,000       639,000
   Other deposits and other assets                                    98,158        33,223
                                                                 -----------   -----------

                                                                 $ 2,732,271   $ 3,698,366
                                                                 ===========   ===========

                            Ortec International, Inc.
                        (a development stage enterprise)
                           BALANCE SHEETS (continued)
                                  December 31,

                                                                                       2003           2002
                                                                                  -------------   ------------
         LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                          $   3,601,044   $  3,773,063
   Accrued compensation                                                                 695,298        274,253
   Accrued professional fees                                                            554,080        365,945
   Capital lease obligation - current                                                   150,937        142,620
   Loan payable - current                                                               168,668        155,578
   Advances payable                                                                     130,000
   Promissory notes - current, net                                                    2,869,000
   Obligation under revenue interest assignment                                      18,553,856     13,959,541
                                                                                  -------------   ------------
      Total current liabilities                                                      26,722,883     18,671,000

LONG-TERM LIABILITIES

   Loan payable - noncurrent                                                            444,737        613,405
   Capital lease obligation - noncurrent                                                 41,058        215,093

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; authorized, 200,000,000 shares, 5,233,165 shares issued, 5,231,165 shares outstanding at December 31, 2003 and 2,320,469
   shares issued, 2,318,469 shares outstanding, at December 31, 2002                     5,233          2,320

Preferred stock, $.001 par value; authorized, 1,000,000 shares, none issued
   Redeemable convertible preferred stock - Series B, stated value $10,000 per share; authorized 1,200 shares; 50 shares issued and outstanding, at
      December 31, 2003 and 938 shares issued and outstanding, at December 31,
      2002; liquidation preference $500,000 at December 31, 2003 and
      $9,382,742 at December 31, 2002                                                   270,859      5,037,087
   Redeemable convertible preferred stock - Series C, stated value $6,000 per share; authorized 2,000 shares; 948 shares issued and outstanding, at
      December 31, 2003 liquidation preference $5,690,000 at December 31, 2003        3,667,041
   Convertible preferred stock - Series D, stated value $10,000 per share;
      authorized 2,000 shares; 483 shares issued and outstanding, at December 31, 2003, liquidation preference $4,828,850
      at December 31, 2003                                                            2,628,602
Additional paid-in capital                                                           72,437,243     61,195,715
Deficit accumulated during the development stage                                   (103,307,740)   (81,858,609)
Treasury stock, at cost (2,000 shares at December 31, 2003 and
   December 31, 2002)                                                                  (177,645)      (177,645)
                                                                                  -------------   ------------
      Total Shareholders' Equity/(Deficit)                                          (24,476,407)   (15,801,132)
                                                                                  -------------   ------------
                                                                                  $   2,732,271   $  3,698,366
                                                                                  =============   ============

Common stock shares and amount have been adjusted to reflect one for ten reverse stock split effective June 24, 2003

The accompanying notes are an integral part of these statements.

                           Ortec International , Inc
                        (a development stage enterprise)

STATEMENTS OF OPERATIONS

                                                                                     Cumulative
                                                                                        From
                                                                                      March 12,
                                                                                        1991
                                                 Year ended December 31,           (inception) to
                                      ------------------------------------------    December 31,
                                          2003           2002           2001            2003
                                      ------------   ------------   ------------   --------------
Operating Revenue                     $         --   $    243,775   $     21,890   $     265,665
                                      ------------   ------------   ------------   -------------
Expenses
   Product and laboratory costs          2,956,217      3,147,515      4,283,038      24,152,124
   Rent                                    627,861        683,116        589,238       3,490,512
   Consulting                              (27,735)       490,826      1,413,153       5,689,606
   Personnel                             3,938,116      6,440,959      6,605,630      33,328,435
   General and administrative            2,586,476      2,781,896      2,671,887      17,371,057
   Interest and other expense            4,735,292      7,281,104        536,070      13,035,902
   Interest income                         (14,889)        (7,647)      (191,749)     (2,271,985)
   Lease termination costs               1,119,166                                     1,119,166
   Loss on extinguishments of debt
      and series A preferred shares                     1,004,027                      1,004,027
                                      ------------   ------------   ------------   -------------
                                        15,920,504     21,821,796     15,907,267      96,902,844
                                      ------------   ------------   ------------   -------------

Net loss                               (15,920,504)   (21,578,021)   (15,885,377)    (96,653,179)

Preferred stock dividend                 1,259,627      1,125,934                      2,385,561
Preferred stock deemed dividends
   and discounts                         4,269,000                                     4,269,000
                                      ------------   ------------   ------------   -------------
Net loss applicable to common
   shareholders                       $(21,449,131)  $(22,703,955)  $(15,885,377)  $(103,307,740)
                                      ============   ============   ============   =============
Net loss per share
   Basic and diluted                  $      (5.11)  $     (20.08)  $     (16.39)  $     (125.23)
                                      ============   ============   ============   =============
Weighted average shares
   outstanding
   Basic and diluted                     4,198,107      1,130,596        969,161         824,943
                                      ============   ============   ============   =============

Weighted average shares and per share amounts have been adjusted to reflect one for ten reverse stock split effective June 24, 2003.

The accompanying notes are an integral part of these statements.

                            Ortec International Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                                      Common Stock             Preferred Stock
                                                                    ----------------   ------------------------------
                                                                     Shares   Amount   Series B   Series C   Series D
                                                                    -------   ------   --------   --------   --------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                         155,382    $155
   First private placement ($3.00 cash per share)                    21,744      22
   The Director ($11.50 and $53.00 cash per share)                   14,902      15
   Second private placement ($94.25 cash per share)                   5,302       5
Share issuance expense
Net loss

Balance at December 31, 1991                                        197,330     197

Issuance of stock
   Second private placement ($94.25 cash per share)                   4,932       5
   Stock purchase agreement with the Director
      ($94.25 cash per share)                                         3,182       3
Share issuance expense
Net loss

Balance at December 31, 1991                                        205,444     205

Issuance of stock
   Third private placement ($100.00 cash per share)                  13,215      13
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)                      11,112      11
   Stock purchase agreement with the Director
      ($94.25 cash per share)                                         2,122       2
   Shares issued in exchange for commission
      ($100.00 value per share)                                          60       1
Share issuance expenses
Net loss

Balance at December 31, 1993 (carried forward)                      231,953     232

                                                                                   Deficit
                                                                                 accumulated
                                                                    Additional    during the                    Total
                                                                      paid-in    development   Treasury     shareholders'
                                                                      capital       stage        stock    equity/(deficit)
                                                                    ----------   -----------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991

Issuance of stock
   Founders                                                         $      715                              $       870
   First private placement ($3.00 cash per share)                       64,978                                   65,000
   The Director ($11.50 and $53.00 cash per share)                     249,985                                  250,000
   Second private placement ($94.25 cash per share)                    499,995                                  500,000
Share issuance expense                                                 (21,118)                                 (21,118)
Net loss                                                                         $  (281,644)                  (281,644)

Balance at December 31, 1991                                           794,555      (281,644)                   513,108

Issuance of stock
   Second private placement ($94.25 cash per share)                    465,468                                  465,473
   Stock purchase agreement with the Director
      ($94.25 cash per share)                                          299,995                                  299,998
Share issuance expense                                                 (35,477)                                 (35,477)
Net loss                                                                            (785,941)                  (785,941)

Balance at December 31, 1991                                         1,524,541    (1,067,585)                   457,161

Issuance of stock
   Third private placement ($100.00 cash per share)                  1,321,487                                1,321,500
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)                        999,988                                  999,999
   Stock purchase agreement with the Director
      ($94.25 cash per share)                                          199,998                                  200,000
   Shares issued in exchange for commission
      ($100.00 value per share)                                          5,999                                    6,000
Share issuance expenses                                               (230,207)                                (230,207)
Net loss                                                                          (1,445,624)                (1,445,624)

Balance at December 31, 1993 (carried forward)                       3,821,806    (2,513,209)                 1,308,829

                            Ortec International Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                         Common Stock             Preferred Stock
                                                       ----------------   ------------------------------
                                                        Shares   Amount   Series B   Series C   Series D
                                                       -------   ------   --------   --------   --------
(brought forward)                                      231,953    $232

Issuance of stock
   Fourth private placement ($100.00 cash per share)     3,946       4
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)         5,000       5
Share issuance expense
Net loss

Balance at December 31, 1994                           240,899     241

Rent forgiveness
Net loss

Balance at December 31, 1995                           240,899     241

Initial public offering                                120,000     120
Exercise of warrants                                     3,389       3
Fifth private placement ($64.90 cash per share)         95,911      96
Share issuance expenses
Stock options issued for services
Net loss

Balance at December 31, 1996                           460,199     460

Exercise of warrants                                   115,878     116
Share issuance expenses
Stock options and warrants issued for services
Net loss

Balance at December 31, 1997 (carried forward)         576,077     576

                                                                        Deficit
                                                                      accumulated
                                                        Additional    during the                     Total
                                                         paid-in      development   Treasury     shareholders'
                                                         capital         stage        stock    equity/(deficit)
                                                       -----------   ------------   --------   ----------------
(brought forward)                                      $ 3,821,806   $ (2,513,209)               $ 1,308,829

Issuance of stock
   Fourth private placement ($100.00 cash per share)       397,708                                   397,712
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)           499,995                                   500,000
Share issuance expense                                      (8,697)                                   (8,697)
Net loss                                                               (1,675,087)                (1,675,087)

Balance at December 31, 1994                             4,710,812     (4,188,296)                   522,757

Rent forgiveness                                            40,740                                    40,740
Net loss                                                               (1,022,723)                (1,022,723)

Balance at December 31, 1995                             4,751,552     (5,211,019)                  (459,226)

Initial public offering                                  5,999,880                                 6,000,000
Exercise of warrants                                        33,882                                    33,885
Fifth private placement ($64.90 cash per share)          6,220,701                                 6,220,797
Share issuance expenses                                 (1,580,690)                               (1,580,690)
Stock options issued for services                          152,000                                   152,000
Net loss                                                               (2,649,768)                (2,649,768)

Balance at December 31, 1996                            15,577,325     (7,869,787)                 7,716,998

Exercise of warrants                                    10,822,675                                10,822,791
Share issuance expenses                                   (657,508)                                 (657,508)
Stock options and warrants issued for services             660,000                                   660,000
Net loss                                                               (4,825,663)                (4,825,663)

Balance at December 31, 1997 (carried forward)          26,402,492    (12,686,450)                13,716,618

                            Ortec International Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                       Common Stock             Preferred Stock
                                                     ----------------   ------------------------------
                                                     Shares    Amount   Series B   Series C   Series D
                                                     -------   ------   --------   --------   --------
(brought forward)                                    576,077    $576

Exercise of warrants                                  22,149      22
Stock options and warrants issued for services
Sixth private placement                               20,000      20
Warrants issued in Sixth private placement
Share issuance expenses
Purchase of 660 shares of treasury (at cost)
Net loss

Balance at December 31, 1998                         618,226     618

Exercise of warrants                                   1,410       1
Stock options and warrants issued for services
Seventh private placement ($87.50 cash per share)     38,916      39
Warrants issued in Seventh private placement
Eighth private placement ($55.00 cash per share)     163,637     164
Share issuance expenses
Purchase of 910 shares of treasury (at cost)
Net loss

Balance at December 31, 1999                         822,189     822

Exercise of options and warrants                      17,554      17
Stock options and warrants issued for services
Ninth private placement ($150.00 cash per share)       6,667       7
Warrants issued in Ninth private placement
Tenth private placement ($67.50 cash per share)      124,757     125
Share issuance expenses
Purchase of 430 shares of treasury stock (at cost)
Net loss

Balance at December 31, 2000 (carried forward)       971,167     971

                                                                      Deficit
                                                                    accumulated
                                                      Additional     during the                    Total
                                                       paid-in      development    Treasury     shareholders'
                                                       capital         stage        stock     equity/(deficit)
                                                     -----------   ------------   ---------   ----------------
(brought forward)                                    $26,402,492   $(12,686,450)                $ 13,716.618

Exercise of warrants                                   1,281,935                                   1,281,957
Stock options and warrants issued for services         1,920,111                                   1,920,111
Sixth private placement                                1,788,678                                   1,788,698
Warrants issued in Sixth private placement               211,302                                     211,302
Share issuance expenses                                  (48,000)                                    (48,000)
Purchase of 660 shares of treasury (at cost)                                      $ (67,272)         (67,272)
Net loss                                                             (8,412,655)                  (8,412,655)

Balance at December 31, 1998                          31,556,518    (21,099,105)    (67,272)      10,390,759

Exercise of warrants                                      14,102                                      14,103
Stock options and warrants issued for services            64,715                                      64,715
Seventh private placement ($87.50 cash per share)      3,168,746                                   3,168,785
Warrants issued in Seventh private placement             468,291                                     468,291
Eighth private placement ($55.00 cash per share)       8,999,838                                   9,000,002
Share issuance expenses                                 (619,908)                                   (619,908)
Purchase of 910 shares of treasury (at cost)                                        (75,518)         (75,518)
Net loss                                                            (10,040,509)                 (10,040,509)

Balance at December 31, 1999                          43,652,302    (31,139,614)                  12,370,720

Exercise of options and warrants                         327,265                                     327,282
Stock options and warrants issued for services            56,265                                      56,265
Ninth private placement ($150.00 cash per share)         999,998                                   1,000,005
Warrants issued in Ninth private placement                23,000                                      23,000
Tenth private placement ($67.50 cash per share)        8,420,946                                   8,421,071
Share issuance expenses                                 (641,500)                                   (641,500)
Purchase of 430 shares of treasury stock (at cost)                                  (34,855)         (34,855)
Net loss                                                            (12,129,663)                 (12,129,663)

Balance at December 31, 2000 (carried forward)        52,838,276    (43,269,277)   (177,645)       9,392,325

                            Ortec International Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                           Common Stock              Preferred Stock
                                                        ------------------   --------------------------------
                                                          Shares    Amount    Series B    Series C   Series D
                                                        ---------   ------   ----------   --------   --------
(brought forward)                                         971,167   $  971

Stock options and warrants issued for services
Net loss

Balance at December 31, 2001                              971,167      971

Exercise of options and warrants                           35,720       36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock
   conversion benefit
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                                 $ 9,382,742
Warrants issued and exercised with preferred stock        938,275      938   (3,479,043)
Shares issuance costs - preferred stock                                        (866,612)
Preferred stock dividends                                 375,312      375
Net loss

Balance at December 31, 2002 (carried forward)          2,320,477    2,320    5,037,087

                                                                         Deficit
                                                                       accumulated
                                                        Additional     during the                     Total
                                                          paid-in      development    Treasury     shareholders'
                                                          capital        stage         Stock     equity/(deficit)
                                                        -----------   ------------   ---------   ----------------
(brought forward)                                       $52,838,276   $(43,269,277)  $(177,645)    $  9,392,325

Stock options and warrants issued for services              188,080                                     188,080
Net loss                                                               (15,885,377)                 (15,885,377)

Balance at December 31, 2001                             53,026,356    (59,154,654)   (177,645)      (6,304,972)

Exercise of options and warrants                                321                                         357
Stock options and warrants issued for services              113,060                                     113,060
Warrants issued with convertible debentures                 440,523                                     440,523
Warrants issued with convertible redeemable
   preferred stock                                          559,289                                     559,289
Convertible debenture conversion benefit                  1,042,663                                   1,042,663
Redeemable convertible preferred stock
   conversion benefit                                     1,097,886                                   1,097,886
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                                                           9,382,742
Warrants issued and exercised with preferred stock        3,485,443                                       7,338
Shares issuance costs - preferred stock                     304,615                                    (561,997)
Preferred stock dividends                                 1,125,559     (1,125,934)
Net loss                                                               (21,578,021)                 (21,578,021)

Balance at December 31, 2002 (carried forward)           61,195,715    (81,858,609)   (177,645)     (15,801,132)

                            Ortec International Inc.
                        (a development stage enterprise)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                     Common Stock                 Preferred Stock
                                                 ------------------   --------------------------------------
                                                   Shares    Amount    Series B      Series C      Series D
                                                 ---------   ------   -----------   -----------   ----------
(brought forward)                                2,320,477   $2,320   $ 5,037,087

Exercise of options and warrants                   398,750      399
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                       2,000,000   $ 5,690,000
Warrants issued with preferred stock                                     (490,567)   (1,225,632)
Warrants issued for services
Share issuance costs - preferred stock                                   (393,488)     (797,327)
Conversion of series B preferred stock (605
   shares) into common stock                     2,421,556    2,422    (3,253,571)
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                               (2,628,602)                $2,628,602
Preferred stock deemed dividends and
   discounts
Preferred stock dividends                           92,308       92
Common stock dividend to be distributed on
   series C preferred stock
Adjustment for one for ten reverse stock split          74
Net loss

Balance at December 31, 2003                     5,233,165   $5,233   $   270,859   $ 3,667,041   $2,628,602
                                                 =========   ======   ===========   ===========   ==========

                                                                  Deficit
                                                  Additional     during the                      Total
                                                   paid-in      development     Treasury     shareholders'
                                                   capital         stage         stock     equity/(deficit)
                                                 -----------   -------------   ---------   ----------------
(brought forward)                                $61,195,715   $ (81,858,609)  $(177,645)    $(15,801,132)

Exercise of options and warrants                      12,567                                       12,966
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                                               7,690,000
Warrants issued with preferred stock               1,716,199
Warrants issued for services                          87,000                                       87,000
Share issuance costs - preferred stock               359,078                                     (831,737)
Conversion of series B preferred stock (605
   shares) into common stock                       3,251,149
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)
Preferred stock deemed dividends and
   discounts                                       4,269,000      (4,269,000)
Preferred stock dividends                            922,985        (923,077)
Common stock dividend to be distributed on
   series C preferred stock                          336,550        (336,550)
Common Stock to be issued in connection with
   promissory notes                                  287,000                                      287,000
Adjustment for one for ten reverse stock split
Net loss                                                         (15,920,504)                 (15,920,504)

Balance at December 31, 2003                     $72,437,243   $(103,307,740)  $(177,645)    $(24,476,407)
                                                 ===========   =============   =========     ============

Common stock shares and amounts have been adjusted to reflect one for ten reverse stock split effective June 24, 2003.

The accompanying notes are an integral part of this statement.

                            Ortec International, Inc.
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS

                                                                                                      Cumulative
                                                                                                         From
                                                                                                       March 12,
                                                                                                         1991
                                                                 Year ended December 31,            (inception) to
                                                       ------------------------------------------    December 31,
                                                           2003           2002           2001            2003
                                                       ------------   ------------   ------------   --------------
Cash flows from operating activities
   Net loss                                            $(15,920,504)  $(21,578,021)  $(15,885,377)   $(96,653,179)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                         629,712        714,692        725,567       4,462,732
      Allowance for doubtful accounts                         5,374                                         5,374
      Amortization of deferred financing costs and
         loan discount                                       21,949        323,225                        345,174
      Unrealized loss on marketable securities                                                             11,404
      Realized loss on marketable securities                                                                5,250
      (Gain)/Loss on sale of property and
         equipment                                          (40,204)         8,364                        (31,840)
      Cost to terminate lease on New Jersey facility        836,032                                       836,032
      Non-cash stock compensation                            87,000        113,060        188,080       3,241,231
      Non-cash imputed interest                           4,594,580      6,857,650        454,775      11,907,006
      Loss on extinguishments of debt & Series A
         preferred stock                                                 1,004,027                      1,004,027
      Purchase of marketable securities                                                               (19,075,122)
      Sales of marketable securities                                                                   19,130,920
      Change in operating assets and liabilities
         Accounts receivable                                  9,950          6,566        (21,890)         (5,374)
         Other current assets and other assets               44,854        188,645        (80,638)         63,985
         Accounts payable and accrued liabilities           437,161      1,436,952      1,634,233       4,878,749
                                                       ------------   ------------   ------------    ------------

   Net cash used in operating activities                 (9,294,096)   (10,924,840)   (12,985,250)    (69,873,631)
                                                       ------------   ------------   ------------    ------------

Cash flow from investing activities
   Purchases of property and equipment,
      excluding capital leases                              (11,823)       (63,460)      (518,456)     (4,465,720)
   Proceeds from sale of property and equipment              75,000         56,901                        131,901
   Payments for patent applications                         (11,589)      (129,140)       (99,453)       (971,731)
   Organization costs                                                                                     (10,238)
   Deposits                                                 (75,000)                     (702,924)       (806,273)
   Purchases of marketable securities                                                                    (594,986)
   Sale of marketable securities                                                                          522,532
                                                       ------------   ------------   ------------    ------------

   Net cash used in investing activities                    (23,412)      (135,699)    (1,320,833)     (6,194,515)
                                                       ------------   ------------   ------------    ------------

                            Ortec International, Inc.
                        (a development stage enterprise)

                       STATEMENT OF CASH FLOWS (continued)

                                                                                                  Cumulative
                                                                                                     From
                                                                                                   March 12,
                                                                                                     1991
                                                               Year ended December 31,          (inception) to
                                                                                                 December 31,
                                                          2003          2002          2001           2003
                                                       ----------   -----------   -----------   --------------
Cash flows from financing activities
   Proceeds from issuance of notes payable             $3,140,000                                 $ 3,655,500
   Proceeds from issuance of common stock                                                          53,550,522
   Proceeds from exercise of warrants                      12,966   $     7,694                        20,660
   Share issuance expenses and other financing costs     (831,737)     (906,571)                   (5,343,413)
   Purchase of treasury stock                                                                        (177,645)
   Proceeds from issuance of loan payable                                                           1,446,229
   Proceeds from obligation under Revenue
      Interest Assignment                                             4,000,000   $ 6,000,000      10,000,000
   Proceeds from issuance of convertible debentures                   5,908,000                     5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                                1,200,000                     1,200,000
   Proceeds from issuance of preferred stock -
      Series B                                          2,000,000     1,070,000                     3,070,000
   Proceeds from issuance of preferred stock -
      Series C                                          5,690,000                                   5,690,000
   Advances received                                      130,000                                     130,000
   Repayment of capital lease obligations                (165,718)      (91,728)                     (364,650)
   Repayment of loan payable                             (155,578)     (143,505)     (132,370)       (861,756)
   Repayment of obligation under Revenue
      Interest Assignment                                    (265)      (11,149)                      (11,414)
   Repayment of notes payable                                                                        (515,500)

                                                       ----------   -----------   -----------     -----------

   Net cash provided by financing activities            9,819,668    11,032,741     5,867,630      77,396,533
                                                       ----------   -----------   -----------     -----------

NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       502,160       (27,798)   (8,438,453)      1,328,387

Cash and cash equivalents and beginning of period         826,227       854,025     9,292,478
                                                       ----------   -----------   -----------     -----------

Cash and cash equivalents and end of period            $1,328,387   $   826,227   $   854,025     $ 1,328,387
                                                       ==========   ===========   ===========     ===========

                            Ortec International, Inc.
                        (a development stage enterprise)

                       STATEMENT OF CASH FLOWS (continued)

                                                                                              Cumulative
                                                                                                 From
                                                                                               March 12,
                                                                                                 1991
                                                             Year ended December 31,        (inception) to
                                                                                              December 31,
                                                           2003         2002        2001         2003
                                                        ----------   ----------   -------   --------------
Supplemental disclosures of cash flow information:
   Non-cash financing and investing activities
      Capital lease obligations                                      $  449,441               $  568,344
      Deferred offering costs included in accrued
         professional fees                                                                       314,697
      Financings costs  - other long-term obligations                             $59,500         59,500
      Forgiveness of rent payable                                                                 40,740
      Share issuance expenses - warrants                                                         255,000
      Dividends on series B preferred stock paid in
         common shares                                  $  923,077    1,125,934                2,049,011
      Accretion of discount on preferred stock           4,269,000                             4,269,000
      Share issuance expenses for series B preferred
         Stock incurred through issuance of warrants        86,692      304,615                  391,307
      Share issuance expenses for series C preferred
         Stock incurred through issuance of warrants       272,386                               272,386
      Share issuance of Series D preferred stock in
         exchange  from Series B preferred stock         2,628,602                             2,628,602
      Equipment transferred to
         Combrex in satisfaction of deposit                 75,000                                75,000
      Discount on promissory notes                         287,000                               287,000

Cash paid for interest                                     104,023       57,317    80,205        648,881
Cash paid for income taxes                                   1,000           --    44,528        200,576

   The accompanying notes are an integral part of these statements

                            ORTEC INTERNATIONAL, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001,

   and for the period from March 12, 1991 (Inception) through December 31, 2003

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss applicable to common shareholders of $21.4 million during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $ 25.4 million, its total liabilities exceeded its total assets by $ 24.4 million and the Company has a deficit accumulated in its development stage of $103.3 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

On March 27, 2002, the Company engaged H.C. Wainwright & Co., Inc. an investment banking firm, to act as its financial advisor in connection with raising capital for the Company through debt and/or equity financing. During 2002, using the services of the investment banking firm the Company raised approximately $8.2 million, and in 2003 has raised an additional $2.0 million and $5.7 million through the issuances of Series B preferred stock and Series C preferred stock. respectively. Additionally, in the fourth quarter of 2003 we received loans due to mature on June 30, 2004 aggregating $3.14 million. All but a few of the lenders were among purchasers of our Series C Convertible Preferred Stock. During January 2004, the Company has raised an additional $650,000 in loans that are due to mature on June 30, 2004. The Company also received an advance of $250,000 in February 2004 for which repayment terms have not been determined.

We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with us, in exchange for marketing, distribution or other rights to our products. However, we can give no assurances that discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity will be available to us on acceptable terms, if at all.

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We are currently in the process of completing a registration statement to be filed with the Security and Exchange Commission to register shares of our common stock and warrants. Once our registration statement becomes effective, we hope to receive net proceeds, after payment of placement fees and other expenses we incur in connection with the filing, of approximately $11.0 million through the sale of 6,000,000 shares of our common stock together with the issuance of warrants to purchase an additional 3,000,000 shares of our common stock. We estimate that this financing, will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryo-preserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at December 31, 2003, (approximately $1.3 million) and the financing of $650,000 and $250,000 received in January and February 2004, respectively, as well as the additional $11.0 million we hope to raise in 2004 may enable us to continue our operations for the next 12 months. Additionally, we are continuing our equity financing efforts with an investment banking firm and we are currently exploring other potential collaborative arrangements with companies for sales and marketing and distribution of our product.

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

Initial Public Offering

On January 19, 1996, the Company completed an initial public offering ("IPO") of 120,000 units. Each unit consisted of one share of the Company's common stock, one class A warrant to purchase one share of common stock at $100.00, of which 108,378 were exercised and the balance, which was not exercised, expired on December 31, 1998, and one class B warrant to purchase one share of common stock at $150.00, of which 1,140 were exercised and the balance which was not exercised, expired on December 31, 2000.

The IPO raised gross proceeds of approximately $6,000,000, of which $800,000, $537,500 and approximately $315,000 were used to pay underwriting commissions, notes payable and deferred offering costs, respectively, thereby providing the Company with net proceeds of approximately $4,347,500.

Common Stock Reserve Split

On June 24, 2003, the Company affected a reverse stock split of its common shares outstanding, whereby every stockholder, warrant and option holder, was granted one new common share or warrant or option to purchase common shares, for every ten outstanding common shares (or its equivalent). The par value of the common shares remained unchanged at $.001 per share, However, the exercise prices of all warrants and options outstanding were adjusted as a result of this reverse split. The number of common shares, warrants, and options outstanding as of December 31, 2003 were reduced as a result of this one for ten reverse split to common shares, warrants, and options outstanding of 5,231,165, 3,085,173, and 1,622,599 respectively. The conversion rates of the Preferred stock outstanding was also adjusted accordingly, and as of December 31, 2003 would result in the issuance of 4,976,539 shares of common stock, if converted.

As a result of this reverse split, 3,026,590 warrants are exercisable at prices ranging from $.01 to $6.00 and 58,583 warrants are exercisable at prices ranging from $6.01 to $120.00. Similarly, 1,490,594 options are exercisable at prices ranging from $1.80 to $6.00 and 132,005 options are exercisable at prices ranging from $10.00 to $127.50. See Note 12.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to the customer, which occurs when the product is received by the end user customer. Royalties from licensees will be based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonable assured. Fees paid to Ortec upon entering a license agreement are recognized when earned as defined by the terms of the agreement.

                         Research and Development Costs

The Company is in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred, and for 2001 and 2002, include the costs of production related to sales, as such costs are not readily separable. Research and Development costs aggregated $7,474,067, $10,134,740 and $12,409,954 for the years ending 2003,
2002 and 2001, respectively. Research and Development costs are comprised of Product Production and laboratory costs, rent, consulting, personnel, and depreciation and amortization expenses.

                          Depreciation and Amortization

Property and equipment are carried at cost, less any grants received for construction. In 1996, the Company received a $400,000 grant toward the construction of its new laboratory and office facilities and it received an additional grant of $130,000 in 1998. (see Note 12).

Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the asset. Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001, was approximately $556,000, $649,000 and
$672,000, respectively.

                            Patent Application Costs

Patent application costs relate to the Company's U.S. patent application and application fees in foreign jurisdictions and consist of legal and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining further FDA approvals for the use of the underlying technology.

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

The Company's intangible assets subject to amortization primarily consists of patent application costs totaling $832,781 as of January 1, 2002. As of January 1, 2002, there were no intangible assets with indefinite useful lives. The Company continues to amortize these costs over their estimated useful lives. Adoption of this accounting standard did not have a material effect on financial position or results of operation. The Company adopted the provisions of SFAS No.144 effective January 1, 2002. Foreign Currency Translation

The Company conducted some of its research and development at its laboratory in Sidney, Australia. However, because all Australian expenditures were funded from the United States, the Company has determined that the functional currency of its Australian office is the U.S. dollar. Accordingly, current assets and current liabilities are remeasured into the functional currency using current exchange rates and non-current assets and liabilities are remeasured using historical exchange rates. Expense accounts are measured using the average rate in effect for the year. Gains and losses arising from the remeasurement of foreign currency are included in the results of operations for all periods presented. As of December 31, 2002, the Company terminated all of its research and development activities at its laboratory in Sidney.

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

                                  Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for as it is more likely than not that deferred tax assets will not be realized.

                            Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The fair value of cash and cash equivalents approximates the recorded amount because of the short-term maturity of such instruments. Cash and cash equivalents includes approximately $15,000 at December 31, 2002, of bank balances denominated in Australian dollars.

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

Options and warrants to purchase shares of common stock were not included in the computation of diluted net loss per share in each of the years presented because to do so would have been antidilutive for the periods presented. (see Notes 10 and 12.)

The amount of options and warrants excluded are as follows:

                                      Years ended December 31,
                                  -------------------------------
                                     2003        2002       2001
                                  ---------   ---------   -------
Warrants                          3,085,173   1,117,211    39,541
                                  =========   =========   =======

Stock Options - in plan             348,199     287,212   203,331
                                  =========   =========   =======

Stock Options - outside of plan   1,274,400     380,000
                                  =========   =========

All options and warrants activity and outstanding balances have been adjusted for the one for ten reverse stock split effective June 24, 2003.

Additionally, the effects of conversion of the preferred stock were excluded from the weighted average share calculation as the effect would be antidilutive. An aggregate of 4,976,539 shares of common stock would be issuable upon conversion of the preferred stock outstanding at December 31, 2003.

                           Employee Stock Option Plan

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123, "Accounting for Stock-Based Compensation".

                                                     Year ended December 31,
                                           ------------------------------------------
                                               2003           2002           2001
Net loss, as reported                      $(21,383,131)  $(22,703,955)  $(15,885,377)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                   (1,723,343)    (1,965,592)    (2,893,720)
                                           ------------   ------------   ------------

Pro forma net loss                         $(23,106,474)  $(24,669,547)  $(18,779,097)
                                           ============   ============   ============

Loss per share:

   Basic and Diluted - as reported         $      (5.09)  $      (2.01)  $      (1.64)
   Basic and Diluted - pro forma           $      (5.50)  $      (2.18)  $      (1.94)

                        Impairment of Long - Lived Assets

The Company reviews long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined, based on estimated future cash flows, that no provision is necessary for the impairment of long-lived assets at December 31, 2003.

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains cash and money market accounts at four financial institutions located in New York City. Cash accounts are insured by the FDIC for amounts up to $100,000. Uninsured balances aggregate to approximately $1,228,000 and $628,000 at December 31, 2003 and 2002, respectively.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 4 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent. As of December 31, 2003, patents, net of accumulated amortization were as follows:

                                  Expiration   Historical    Accumulated
Patents subject to Amortization      Date         Cost      Amortization      Net
                                  ----------   ----------   ------------   --------
Composite Culture Skin (CCS)        2/1/2011    $873,856      $350,543     $523,313
Manufacturing of Bi-layered
   Collagen Sponge                12/28/2020      33,037         1,838       31,199
Cryopreservation Process          12/26/2021      66,618           617       66,001
                                                --------      --------     --------
                                                $973,511      $352,998     $620,513
                                                ========      ========     ========

The Company' U.S. patent for CCS was issued in 1994. During 2002 and 2003 the Company was issued two patents by the United States Patent Office. The first patent covers unique manufacturing processes for our tissue-engineered product, OrCel. These processes specifically relate to the manufacturing of Ortec's bi-layered collagen sponge structure and when implemented, can reduce the current manufacturing costs of OrCel. This patent was issued on December 31, 2002. The second patent covers the freezing process for OrCel. This process, referred to as Cryopreservation, gives our product a minimum shelf life of six months, as opposed to only a few days when our product is not cryopreserved. This second patent was issued on October 28, 2003.

There can be no assurance that any patent will provide commercial benefits to the Company. The Company has determined that no provision for impairment is necessary at December 31, 2003.

The Company has granted a security interest in its United States and Canadian patents and trademarks relating to OrCel to collateralize payments it will be required to make to satisfy its obligation under a Revenue Interest Assignment Agreement. (see Note 9).

NOTE 5 - CAPITAL LEASE OBLIGATION

In January 2002, the Company secured a $1,300,000 lease line of credit to be used for the acquisition of additional manufacturing, laboratory and other equipment required to expand its manufacturing capacity. During 2002, the Company has drawn $449,000 against this line of credit for the acquisition of eligible fixed assets. This line of credit expired during 2002.

As of December 31, 2003, 2002 and 2001, the Company has recorded $ 503,000, $541,000 and $119,000 in equipment purchased under capital leases and $335,000, $209,000 and $119,000 in accumulated amortization, respectively. (see note 13).

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

Minimum payments to be made under the terms of these loans are as follows:

Year ending December 31,
2004                                        $212,503
2005                                         212,503
2006                                         161,990
2007                                          91,266
2008                                          30,422
                                            --------
                                             708,684
Less amount representing interest             95,279
                                            --------

Net present value of future loan payments   $613,405
                                            ========

Current portion                             $168,668
Non-current portion                          444,737
                                            --------

                                            $613,405
                                            ========

                      NOTE 7 - ADVANCES FROM THIRD PARTIES

During the quarter ended March 31st, 2003, the Company received non-interest bearing advances of $130,000 from certain investors. This amount remains outstanding and, to date, its repayment terms have not been determined.

NOTE 8 - PROMISSORY NOTES PAYABLE - CURRENT

The Company received loans in October, November and December 2003 that are payable June 30, 2004, aggregating $3,140,000. These notes accrue interest at a rate of 8% per annum. If the Company receives $5 million of gross proceeds from a qualified financing, as defined in the notes, the Company may elect to, without penalty, prepay the notes and any accrued interest in cash or in the Company's stock. All but a few of the lenders were among purchasers of our Series C Convertible Preferred Stock. The Company incurred $14,400 of financing fees relating to the promissory notes issued in the fourth quarter, which was paid in cash.

In addition, the Company agreed to issue 157,000 shares of its common stock to its placement agent in connection with the above promissory notes.

NOTE 9 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENTS

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

In consideration for the $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning on January 1, 2003, Paul Capital will be entitled to receive each year the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital will be able to draw in advance will range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The Company did not pay Paul Capital any advances in 2003 as there were no sales during the year as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to an amount which would yield a 30% internal rate of return to Paul Capital. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved.

In the event of a change in control of the Company or upon the occurrence of certain other events, including insolvency, as defined in the agreement, Paul Capital has the option to put its revenue interest back to the Company for an amount of cash flows which will generate a 30% internal rate of return to Paul Capital. The Company also has the option to repurchase Paul Capital's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interests in its products, for an amount of cash flows that will generate a 35% internal rate of return to Paul Capital.

At December 31, 2003, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. At December 31, 2003, since the Company was technically in default of the solvency requirement under the Revenue Interest Assignment agreement, we provided for an amount that approximated what we would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to us that they intend to compel us to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in technical breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

NOTE 10 - EQUITY TRANSACTIONS

Each share of the Company's common stock is entitled to one vote.

On June 24, 2003, Ortec affected a one for ten reverse stock split for each outstanding share of common stock. This reverse stock split is retroactively reflected in the accompanying financial statements and all references to shares are to the new shares with per share amounts appropriately adjusted.

Pursuant to an agreement between Dr. Eisenberg and the other founders (the "Other Founders"), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the "Business Agreement"). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all the capital stock of Ortec (60,000 shares) agreed to license the Technology to Ortec and sell 70% of Ortec's shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992).

The "Other Founders" initially owned all of the stock of the Skin Group (95,382 shares). In March 1991, the Skin Group issued, in a private placement, 21,744 shares for $65,000. In June and October 1991, the Skin Group issued 13,016 and 1,886 shares, to a then director of the Company (the "Director") for $150,000 and $100,000, respectively. Commencing in November 1991, the Skin Group issued 7,948 shares under a second private placement for $750,006 (including 2,646 shares during the year ended December 31, 1992). On July 27, 1992, the Skin Group was merged with and into Ortec.

Also under the second private placement 2,286 shares of Ortec were issued for $215,467. In addition, the Director was granted warrants to purchase 736 shares of Ortec at $94.25 per share.

Pursuant to a stock purchase agreement entered into with the Director in June 1992, 5,304 shares of Ortec were sold to the Director for a total purchase price of $499,998. In addition, the Director was granted warrants to purchase 7,957 shares at an exercise price of $94.25 per share; such warrants were exercised on December 29, 1998. The purchase price was payable in installments and shares and warrants were issued in installments pro rata with the payment of the purchase price. During the years ended December 31, 1993 and 1992, the Director paid $200,000 and $299,998, respectively, and was issued 2,122 and 3,182 shares, respectively.

Further, in connection with the Director's purchase of the 5,304 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 7,400 Ortec shares, at a price of $50.00 per share. In 1993, the Director exercised such option in part, and purchased 4,900 shares from the Other Founders at the option price of $50.00 per share. The remaining balance of such options expired April 15, 1994.

Pursuant to a third private placement that commenced in January 13, 1993, and concluded on March 31, 1993, Ortec sold an aggregate of 10,965 shares at $100.00 per share ($1,096,500). Subsequent to such offering, in 1993, the Company sold an additional 2,250 shares at $100.00 per share ($225,000). In connection with such purchases, all purchasers received certain registration rights.

Pursuant to a Stock Purchase Agreement dated July 19, 1993, by and between Ortec and the Home Insurance Company ("Home Insurance"), the Company sold to Home Insurance 11,112 shares of common stock for an aggregate purchase price of $999,999, or $90.00 per share. In connection with such purchase, Home Insurance received certain registration rights.

In addition, in 1993, the Company issued 60 shares to an individual as compensation for commissions in connection with the sale of the Company's shares. Such commissions are included in share issuance expenses. The stock issued was valued at $100.00 per share.

In August 1993, the Director entered into a stock option agreement with Dr. Eisenberg and the Other Founders, pursuant to which he received the right to purchase an aggregate of 10,000 shares owned by such persons in various amounts and at various times, at a purchase price of $100.00 per share. As of December 31, 1993, the Director had exercised options and purchased 500 shares under such agreement at $100.00 per share. The remaining balance of such options has expired.

Pursuant to a fourth private placement consummated in July 1994, Ortec sold an aggregate of 3,946 shares at between $100.00 and $125.00 per share for aggregate proceeds of $397,712.

Pursuant to a Stock Purchase Agreement dated July 22, 1994, between Ortec and Home Insurance, the Company sold to Home Insurance 5,000 shares of common stock for an aggregate purchase price of $500,000, or $100.00 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 1,000 shares of common stock at $120.00 per share, which expired on July 21, 1997.

On January 19, 1996, the Company completed an initial public offering ("IPO") of 120,000 units for aggregate proceeds of $6,000,000. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase one share of common stock at $100.00 and one Class B warrant to purchase one share of common stock at $150.00. As of December 31, 1998, 108,378 Class A warrants were exercised and the balance expired unexercised. The Class B warrants were originally set to expire in January 1999. The Company extended the expiration date to March 31, 2000. The Class B warrants are subject to redemption by the Company at $.10 per warrant. The Company received gross proceeds of approximately $1,282,000 and $10,823,000 and net proceeds of approximately $1,262,000 and $10,165,000 as a result of the exercise of warrants in 1998 and 1997, respectively.

In November 1996, the Company completed a private placement of its securities from which it received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). The Company sold 95,911 shares of common stock in such private placement at average prices of $64.90 per share. In addition, the Company granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agents, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers' request, the Company registered all 95,911 shares.

During 1992 and 1993, the Company issued warrants to purchase 666 shares at $94.25 per share, and during 1995 the Company issued warrants to purchase 2,000 shares at $100 per share to members of the Scientific Advisory Board of the Company. During 1996 and 1997, the Company issued warrants to purchase 24,210 shares at $60.00 to $120.00 per share to the Director and certain others. These warrants expired at various dates through November 2001.

On January 20, 1996, the Company granted "lock-up warrants" entitling shareholders to purchase an aggregate of 38,905 shares of the Company's common stock at a price of $10.00 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 3,389 shares of common stock at the $10.00 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of the Company's common stock purchased at prices of $90.00 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 2,121 shares of common stock at the $10.00 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 9,608 shares of common stock at the $10.00 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 1,410 shares of common stock at the $10.00 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

During the third quarter of 1997, the Company granted to one person and its seven designees four-year warrants to purchase an aggregate of 3,750 shares of common stock, at an exercise price of $120.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

During the fourth quarter of 1997, the Company granted to one person and its six designees four-year warrants to purchase an aggregate of 3,750 shares of common stock, at an exercise price of $120.00 per share. Such warrants are not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to the Company.

During 1998, warrants for 1,870 shares, mentioned in the two previous paragraphs, were exercised utilizing the cashless exercise option of the warrant agreement. The Company issued 620 shares under this exercise.

During the third quarter of 1997, the Company granted to one person a one-year warrant to purchase an aggregate of 63 shares of common stock, at an exercise price of $120.00 per share. Such warrants were granted in consideration for consulting services rendered to the Company. The warrant was exercised during 1998.

The Company recorded consulting expense of approximately $64,000 as a result of these grants during the year ended December 31, 1998.

During the fourth quarter of 1997, the Company granted five-year warrants to its three executive officers to purchase an aggregate of 24,000 shares of common stock, at an exercise price of $120.00 per share. Such warrants were granted in consideration for services rendered to the Company. The exercise of such warrants is contingent upon the occurrence of certain events, which were considered probable at December 31, 1997. As of December 31, 1998, five of the six events have occurred so that 18,500 of those warrants are now vested. As a result, the Company recorded compensation expense of approximately $80,000 in December 1997 and $1,185,000 for the year ended December 31, 1998. The balance of the warrants became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by the Company's Board of Directors.

In consideration for services rendered by him as a director of the Company in the five-year period from 1992 to 1996 for which he never received compensation, the Company extended by one year to December 31, 1998 the expiration date of warrants owned by a director to purchase an aggregate of 8,693 shares, exercisable at $94.25 per share. As a result, the Company recorded compensation expense of approximately $420,000, during the fourth quarter of 1997. All of these warrants were exercised on December 29, 1998.

During the fourth quarter of 1998, the Company granted five-year options to its three executive officers to purchase an aggregate of 52,075 shares of common stock, at exercise prices ranging from $121.30 to $124.40 per share. The exercise of such options was contingent upon the occurrence of certain events. All of these options became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by the Company's Board of Directors. As a result, the Company recorded compensation expense of approximately $495,000 in December 1998.

In December 1998, the Company completed a private placement of its securities from which it received proceeds of $2,000,000. In addition, the Company granted three-year warrants to the Purchaser to purchase 5,000 shares at $120.00 per share. The Company sold 20,000 shares of common stock in such private placement. The Company assigned value to the common stock and warrants issued of $1,788,698 and $211,302 based upon the relative fair market value of the stock at the date of issuance and the estimated fair value of the warrants using the Black-Scholes option pricing model.

In March 1999, the Company completed a private placement of 38,916 shares of its common stock to twenty investors from which it received proceeds of approximately $3,405,000. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of the Company's common stock such investor purchased in such private placement. The prices at which such warrants are exercisable are $125.00 per share for one half, and $145.00 per share for the other half, of the number of shares issuable upon exercise of such warrants. The Company assigned value to the common stock and warrants issued to the investors of $3,168,785 and $236,291 based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. Oscar Gruss & Son, Incorporated ("Gruss") acted as placement agent in such private placement. For its services as placement agent, the Company paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 3,892 shares of the Company's common stock at an exercise price of $105.00 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.

In December 1999, the Company completed a private placement of 163,637 shares of its common stock to two institutional funds from which it received proceeds of approximately $9,000,000. Share issuance costs amounted to approximately $9,500.

In March 2000, the Company completed a private placement of 6,667 shares of its common stock to one fund from which it received proceeds of approximately $1,000,000. In addition, the Company paid a placement agent who introduced the Company to the fund a fee of approximately $43,400 and granted such placement agent a five year warrant to purchase 267 shares of the Company's common stock at an exercise price of $150.00 per share. The value assigned to the warrant was $23,000, which was reflected as share issuance costs. Other share issuance costs amounted to $3,200.

In September 2000, the Company completed a private placement of 124,757 shares of its common stock to ten investors from which it received approximately $8,421,000. In addition, the Company paid the placement agent who introduced the Company to the investors a fee of approximately $525,400. Other share issuance costs amounted to approximately $46,500.

In April 2001, the Company issued options to purchase 6,000 shares of the Company's common stock, at $69.50 per share, to certain professionals. The estimated fair value of $188,080 of such options has been recorded as an expense in the accompanying financial statements.

In September 2001, the Company, with shareholder approval, increased the authorized amount of its common stock to 35,000,000 shares and authorized the issuance of up to 1,000,000 shares of preferred stock.

During 2002, the Company completed a private placement with several investors, in which the Company raised cash proceeds of $8.2 million, issued convertible preferred shares, issued warrants to purchase common shares and granted common stock as dividends. (See Note No.11)

In February 2003, the Company, with shareholder approval, increased the authorized amount of its common stock to 200,000,000 shares.

In February 2003, the Company received gross proceeds of $2.0 million from the sale of the Company's Series B convertible preferred stock. The Company issued to such investors 200 shares of Series B convertible preferred stock, 292,308 shares of common stock (including 92,308 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 200,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.10 per share) and warrants to purchase an additional 200,000 shares of common stock, of which warrants to purchase 100,000 (the B-1 warrants) shares were exercisable at $15.00 per share and warrants to purchase the other 100,000 (the B-2 warrants) shares were exercisable at $20.00 per share. In May and June 2003, in conjunction with the conversion of the Series B preferred stock and the reverse stock split, these B-1 and B-2 warrants were amended and restated as 100,000 shares each exercisable at $4.00 and $5.00, respectively. Paul Capital did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of its B-1 and B-2 Warrants were not amended and are now exercisable at $15.00 and $20.00, respectively. In March 2003, in addition to cash compensation, Ortec also granted warrants to purchase an aggregate of 37,692 shares of common stock, exercisable at $0.01 per share to employees of the investment banking firm for their services in arranging such February 2003 Series B financing.

In May and July 2003, Ortec received gross proceeds of $5.7 million from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 1,707,000 shares at $3.60 per share. This Series C preferred stock has a stated value of $6,000 per share and is convertible into 2,844,999 shares of common stock at $2.00 per share. Dividends will be paid in cash or common shares at the option of the Company, at the rate of 10% per annum. An accrued dividend of $336,550 at December 31, 2003 has been provided for within stockholders' equity/(deficit) as the Company's current intent is to issue common shares in payment of the dividend. In addition, the investors, other than Paul Capital, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result, 605.389 shares of Series B preferred stock were converted into 2,421,556 shares of common stock and 482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (with a common stock equivalent of 1,931,540 shares). The Series D convertible preferred stock is non-redeemable and has a stated value of $10,000 per share. The liquidation value of these shares is $4,828,850. Ortec is authorized to issue up to 2,000 shares of Series D preferred stock.

In conjunction with these conversions, all Series B-1 and B-2 warrants were amended to reflect the revised exercise price of $4.00 and $5.00, respectively. Paul Capital did not exercise its right to convert its 50 shares of Series B preferred stock into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at its original exercise price of $15.00 and $20.00, respectively. As a result of the change in the B-1 and B-2 warrants valuation at May 23, 2003, the Company recognized a deemed dividend to investors of $519,000.

As part of the May 2003 Series C financing, employees of the investment-banking firm were granted warrants to purchase 149,520 shares at an exercise price of $.01 as part of their compensation. Accordingly, the Company recorded $269,000 in Series C preferred share issuance costs related to the warrants issued.

Based on the relative fair market value of the preferred stock at the dates of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model, at December 31, 2003, the Company assigned values to the Series C preferred stock and its related C warrants of $4,464,368 and $1,225,632, respectively. Similarly, the Company assigned values to the Series D Preferred stock, based on values previously assigned to the Series B Preferred stock.

The Company incurred $39,000 of financing fees relating to the Series C preferred stock issued in the quarter, which was paid in cash.

Additionally, since the effective conversion price of the Series C preferred stock on the date of issuance was lower than the market value of the common shares on that date, the Company recognized $691,000 of additional discounts on the preferred issuances.

During the year, the Company granted 75,000 warrants at an exercise price of $2.00 to a vendor in consideration for consulting services. As a result, the Company recorded expense of $87,000.

During 2003 an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares is contingent on the Company achieving certain milestones and if issued will contain certain vesting and payout provisions.

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2003 (excluding the Class A and B warrants which were issued during the IPO):

                                                    Price range       Shares
                                                  ---------------   ---------

March 12, 1991 (inception) to December 31, 1991
   Granted                                             $94.25             736
                                                                    ---------

Balance, December 31, 1991                              94.25             736
   Granted                                              94.25           5,508
                                                                    ---------

Balance, December 31, 1992                              94.25           6,244
   Granted                                           94.25-120.00       4,823
                                                                    ---------

Balance, December 31, 1993                           94.25-120.00      11,067
   Granted                                             120.00           1,000
                                                                    ---------

Balance, December 31, 1994                           94.25-120.00      12,067
   Granted                                             100.00             400
   Expired                                              94.25            (268)
                                                                    ---------

Balance, December 31, 1995                           94.25-120.00      12,199
   Granted                                           10.00-100.00      51,161
   Exercised                                           100.00          (3,389)
   Expired                                             120.00            (245)
                                                                    ---------

Balance, December 31, 1996                           10.00-120.00      59,726
   Granted                                          120.00-142.50      33,063
   Expired                                             120.00          (1,000)
                                                                    ---------

Balance, December 31, 1997                           10.00-142.50      91,789
   Granted                                          120.00-140.00       7,500
   Exercised                                         10.00-120.00     (20,585)
   Expired                                             120.00         (10,843)
                                                                    ---------

Balance, December 31, 1998                           10.00-142.50      67,861

   Granted                                          125.00-145.00      11,674
   Exercised                                            10.00          (1,410)
   Expired                                           60.00-94.25       (1,716)
                                                                    ---------

Balance, December 31, 1999                           10.00-142.50      76,409

   Granted                                             150.00             267
   Exercised                                           120.00            (200)
   Expired                                           10.00-100.00     (15,499)
                                                                    ---------

Balance, December 31, 2000                           77.00-150.00      60,977

   Expired                                           77.00-120.00     (21,436)
                                                                    ---------

Balance, December 31, 2001                           77.00-150.00      39,541

   Granted                                             .01- 62.48   2,221,015
   Exercised                                              .01        (973,997)
   Expired                                             .01-145.00    (169,348)
                                                                    ---------

Balance, December 31, 2002                           $.01-$150.00   1,117,211

   Granted                                           $.01-$15.00   2,369,212
   Exercised                                         $.01- $4.00    (398,750)
   Expired                                             $140.00         (2,500)

Balance, December 31, 2003                                          3,085,173
                                                                    =========

The following table summarizes warrant data as of December 31, 2003:

                                     Weighted
                                     Average     Weighted
                                    Remaining     Average
     Range of           Number     contractual   Exercise      Number
  exercise prices    outstanding       life        Price    exercisable
------------------   -----------   -----------   --------   -----------

$.01                     32,462     9.3 years     $   .01       32,462
$2.00 to $5.00        2,994,128     5.0 years     $ 4 .00    2,994,128
$15.00 to $20.00         50,000     9.2 years     $ 17.86       50,000
$45.00 to $100.00         4,425     1.2 years     $ 49.75        4,425
$105.00 to $120.00        4,158     0.3 years     $106.09        4,158

NOTE 11 - AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND ISSUANCES OF 12% CONVERTIBLE DEBENTURES, SERIES A PREFERRED STOCK, SERIES B PREFERRED STOCK, SERIES C PREFERRED STOCK AND SERIES D PREFERRED STOCK

Amendment of Certificate of Incorporation:

On June 25, 2002, the Company's board of directors unanimously adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that the Company is authorized to issue, as Series A Convertible Preferred Stock, and designating the relative rights and preferences of the Series A Convertible Preferred Stock. The stated value, which is also the Liquidation Preference of the Series A Convertible Preferred Stock, is $10,000 per share. The Company is required to pay dividends on the Series A Preferred shares, at the rate of 6% per annum of the $10,000 Liquidation Preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At the Company's option such dividends may be paid in the Company's common stock at the "conversion price" for the conversion of such dividends if such shares of common stock have been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price is fixed initially at $15.00 per share of the Company's common stock. There are no shares of Series A convertible preferred stock outstanding.

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

The Series B preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of not less than $3.00, or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for the common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $2.50.
The preferred stock has redemption provisions, where upon occurrences of certain events, the holders can require the Company to redeem the shares. Such provisions include:

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

The Series C preferred stock is convertible into common shares at any time at the option of the investor, based on a maximum fixed conversion rate of $2.00 per share. The conversion rate may be reduced (using a formula provided in the Certificate of Designation for the Series C

Preferred Stock) if the Company sells shares of its common stock for less than $2.00 per share.

On August 19, 2003, the Company's board of directors adopted an amendment to the Company's certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock, as Series D Convertible Preferred Stock at a stated value of $10,000 per shares. In the event we declare a cash dividend on our common stock we will be required to pay a dividend on each share of our Series D Preferred Stock in an amount equal to the cash dividend paid on one share of our common stock multiplied by the number of shares of our common stock into which such one share of our Series D Preferred Stock can be converted.

Each holder of Series D Preferred Stock may, at such holder's option, subject to certain limitations, elect to convert all or any portion of the shares of Series D Preferred Stock held by such holder into a number of fully paid and nonassessable shares of our common stock equal to the quotient of (i) the Series D Liquidation Preference Amount divided by (ii) the Series D Conversion Price of $2.50 per share. The conversion price is subject to customary adjustments to the Series D Conversion Price in the event of stock splits, combinations, dividends, distributions, reclassifications and other corporate events.

Issuance of 12% Convertible Debentures, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock:

In March 2002, the Company engaged an investment-banking firm to act as its advisor and to assist with raising capital for the Company in the form of either debt or equity financing.

On May 13, 2002, the Company issued $2,333,000 of 12% convertible debentures, which were convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in a subsequent financing. These debentures, payable April 10, 2003, bear interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter. The Company also issued 291,000 stock purchase warrants as part of this May 13, 2002 financing, exercisable at $4.50 per share for up to 5 years from the date of grant. The warrants had price protection features whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by Ortec.

On June 28, 2002, $600,000 of these debentures sold on May 13, 2002 were converted into Series A Preferred Stock at 110% of face value. Additionally, on June 28, 2002, the Company issued an additional $250,000 of 12% convertible debentures and $1,200,000 in Series A convertible preferred stock. The total face value of the preferred stock issued was $1,870,000 which consisted of the $1,200,000 of cash proceeds received, the $600,000 face value of converted debentures and the $70,000 of additional conversion face value. Additionally, the Series A preferred stock was convertible into common shares at a rate of $1.50 per share. The Series A preferred stock had provisions whereby redemption was out of the control of the Company; therefore, the preferred stock was classified as temporary equity.

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

During the 3rd quarter 2002, the Company issued $1,425,000 in convertible debentures, with terms comparable to those issued in the 2nd quarter. Additionally, 178,127 warrants were issued with similar terms to warrants issued on May 13, 2002.

In October and November 2002, prior to the preferred stock financing, the Company issued an additional $1,900,000 in convertible debentures and 237,503 warrants, with terms comparable to those issued earlier in 2002.

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

The relative estimated fair value of the warrants issued in connection with the debentures of $440,523 was recorded as debt discount, as well as the estimated fair value of the beneficial conversion features of $1,042,663. Both of these values were being amortized over the remaining life of the convertible debentures, or through April 10, 2003. Upon conversion, the remaining unamortized beneficial conversion features were charged to interest expense.

The relative estimated fair value of the warrants issued in connection with the Series A Preferred stock of $797,919 was recorded as a discount to the preferred stock and was reflected as interest expense, on the date of issuance. Additionally, the estimated fair value of the beneficial conversion feature of $859,256 has been recorded as an additional discount and reflected as interest expense. The Series A preferred stock has no redemption date, and therefore the charge to interest expense was reflected immediately as the conversion privilege was excercisable immediately.

In November and December 2002, the Company issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement, which was funded by an aggregate of $8,178,000 of financing received, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. The Company recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred were converted at 110% of face value, plus accrued interest. In addition, these investors were granted Series A warrants, to purchase 938,275 shares of the Company's common stock at an exercise price of $.01. These Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and Series B-2 warrants, which can be used to purchase 5,429,891 and 4,691,386 shares of common stock at an exercise price of $15.00 and $20.00 per share, respectively. These B-1 warrants are exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants are exercisable beginning November 13, 2003 and expire 7 years from date of grant. The Company assigned values to the preferred stock and the Series A, Series B-1 and Series B-2 warrants issued to the investors of $5,903,699, $2,245,206, $694,447 and $539,390, based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

The warrants issued with the second quarter and third quarter financings in 2002 were exchanged for B-1 warrants, issued in the fourth quarter of 2002.

Dividends on the Series B preferred stock were paid in advance in common shares at the rate of 12% upon issue of the preferred shares and will be paid semiannually in subsequent years, in either cash or common shares, at the election of the Company, until at such time as the preferred stock is converted to common shares. In conjunction with this preferred stock financing the investors were paid a common stock dividend, whereby the investors were granted 375,312 shares of common stock, of which 293,489 shares were issued in November 2002 and 81,823 shares in January 2003.

In addition, certain of the investors were given options to purchase, for one year and for amounts ranging from 100% to 200% of their investments, shares of the Series B Convertible Preferred stock at the price paid for such stock by investors on November 13, 2002.

H.C. Wainwright & Company, Inc. ("Wainwright") acted as placement agent in this private placement. For its services as placement agent, the Company paid Wainwright $601,490 and granted Wainwright and its agents warrants to purchase 800,000 and 500,000 shares of common stock, at an exercise price of $.01 and $15.00, vesting immediately upon issue and August 13, 2003, respectively. These warrants expired on January 31, 2003 and will expire seven years from issue, respectively. In December 2002, the Company issued 35,273 shares of common stock relative to the $.01 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615 for the $.01 warrants and the $15.00 warrants, respectively. Other share issuance costs amounted to $155,997. Issuance costs for the Series B Preferred Stock are reflected as a reduction of the proceeds of the preferred stock.

In February 2003, the Company issued 200 shares of Series B convertible preferred to several investors in a private placement, which was funded by an aggregate of $2.0 million of financing received. In connection with the issuance of Series B convertible preferred stock, the Company also issued 292,308 shares of common stock (including 92,308 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 200,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.01 per share) and warrants to purchase an additional 200,000 shares of common stock, of which warrants to purchase 100,000 (the B-1 warrants) shares were exercisable at $15.00 per share and warrants to purchase the other 100,000 (the B-2 warrants) shares were exercisable at $20.00 per share. In May and June 2003, in conjunction with the conversion of the Series B preferred stock and the reverse stock split, these B-1 and B-2 warrants were amended and restated as 100,000 shares each and exercisable at $4.00 and $5.00, respectively. Paul Capital did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of their B-1 and B-2 Warrants were not amended and are now exercisable at $15.00 and $20.00, respectively.

H.C. Wainwright & Company, Inc. acted as placement agent in this private placement and in addition to cash compensation, Ortec granted warrants to purchase an aggregate of 37,692 shares of common stock, exercisable at $0.01 per share to employees of the placement agent firm.

In May and July 2003, the Company issued 948 shares of Series C convertible preferred stock and warrants to purchase 1,707,000 common shares at $3.60 per share to several investors in a private placement, which was funded by an aggregate of $5.7 million of financing received. As part of the May 2003 Series C financing, employees of the investment-banking firm were granted warrants to purchase 149,520 shares at an exercise price of $.01 as part of their compensation. The Company incurred $39,000 of financing fees related to the Series C preferred stock that was issued in July 2003, which was paid in cash.

In August 2003, holders of 483 shares of Series B convertible preferred stock converted their shares into an equal number of shares of Series D convertible preferred stock.

In December 2003 the Company agreed to compensate its current placement agent four percent of the gross proceeds received from the exercise of outstanding Series B and C Warrants anytime through December 13, 2006 other than through a contractual forced exercise occurring prior to December 13, 2006 in which case the compensation will be two percent.

NOTE 12 - STOCK OPTIONS AND WARRANTS

On June 24, 2003, Ortec affected a one for ten reverse stock split for each outstanding share of common stock. This reverse stock split is retroactively reflected in the accompanying financial statements and all references to shares are to the new shares with per share amounts appropriately adjusted.

In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 35,000 shares of the Company's common stock. These options may be granted to employees, officers of the Company, non-employee directors of the Company and consultants to the Company. The Plan provides for granting of options to purchase the Company's common stock at not less than the fair value of such shares on the date of the grant. The options generally vest ratably over a four-year period and expire after seven years.

In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 35,000 to 155,000 shares. In August 2000, the stockholders and

Board of Directors ratified and approved the second amendment to the Company's Amended and Restated 1996 Stock Option Plan increasing the number of shares of the Company's common stock for which options have been or could be granted under the Plan from 155,000 to 300,000 shares.

In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of the Company's common stock for which stock options may be granted from 300,000 to 450,000 shares. As of December 31, 2003, 94,051 options were available for grant under the plan.The following table summarizes the stock option activity through December 31, 2003:

                                                    Weighted average
                                           Number    exercise price
                                          -------   ----------------
Granted - adoption of stock option plan    15,600        $ 70.80
                                          -------

Balance, December 31, 1996                 15,600          70.80

Granted                                    12,300         119.40
Forfeited, expired                           (300)         66.30
                                          -------

Balance, December 31, 1997                 27,600          92.50

Granted                                    68,975         121.00
Exercised                                    (675)         74.20
Forfeited, expired                         (1,450)        111.90
                                          -------

Balance, December 31, 1998                 94,450         111.70

Granted                                    39,900         108.70
Forfeited, expired                        (22,100)        149.30
                                          -------

Balance, December 31, 1999                112,250         103.30

Granted                                    44,996          79.60
Exercised                                    (350)         70.00
Forfeited, expired                         (4,485)         82.70
                                          -------

Balance, December 31, 2000                152,411         123.00

Granted                                    75,650          59.30
Forfeited, expired                        (24,730)         74.10
                                          -------

Balance, December 31, 2001                203,331          85.40

Granted                                   115,511          12.90
Forfeited, expired                        (31,630)         76.80
                                          -------

Balance, December 31, 2002                287,212        $ 57.30

Granted                                   160,861           2.20
Forfeited, expired                        (99,874)         84.02
                                          -------
Balance, December 31, 2003                348,199        $ 24.16
                                          =======

The following data has been provided for exercisable options:

                                            Years ended December 31,
                                         2003         2002         2001
                                      ----------   ----------   ----------
Number of options                       250,508      223,554      168,671
Weighted average exercise price        $  29.98     $  65.70     $  89.30
Weighted remaining contractual life   4.79 years   4.26 years   4.71 years

The exercise price for all stock options awarded has been determined by the Board of Directors of the Company.

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2003, 2002 and 2001 was $1.64, $12.90 and $38.30,
respectively.

The following table summarizes option data as of December 31, 2003:

                                     Weighted
                                     Average     Weighted                 Weighted
                                    Remaining     Average                  Average
     Range of           Number     Contractual   Exercise      Number     Exercise
 exercise prices     outstanding       life        Price    Exercisable     Price
------------------   -----------   -----------   --------   -----------   --------
$1.80 to $6.00         216,194      5.91 years    $  2.63     130,144      $  2.87
$10.00 to $35.30        17,730       .86 years    $ 15.63      17,318      $ 15.28
$47.00 to $68.00        81,445      4.24 years    $ 55.70      71,514      $ 55.12
$70.00 to $99.38        20,255      3.93 years    $ 87.35      18,957      $ 88.10
$100.00 to $127.50      12,575      3.74 years    $100.22      12,575      $100.22
                       -------                                -------
                       348,199      5.07 years    $ 24.16     250,508      $ 29.98
                       =======      ----------                =======      -------

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

The Company utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during the years ended December 31, 2003, 2002 and 2001. The following weighted average assumptions were made in estimating fair value.

                            Year ended December 31,
                          ---------------------------
                            2003      2002      2001
                          -------   -------   -------
Risk-free interest rate     3.3%      3.5%      4.6%
Expected option life      5 years   7 years   7 years
Expected volatility        84.9%    120.2%     65.8%

During the years ended December 31, 2003 and December 31 2002, the Company issued 894,400 and 380,000 options, respectively, to senior executives, which were not included in the Plan. These options vested immediately. The following table provides the exercise price for options issued to senior management.

  Number      Exercise       Remaining
Outstanding     Price    Contractual Life
-----------   --------   ----------------
   380,000      $3.50       5.88 years
    40,000      $2.00       6.27 years
   460,000      $1.80       6.15 years
   276,000      $3.60       6.39 years
    74,000      $2.10       6.42 years
    44,400      $3.60       6.42 years

 1,274,400

In addition, the Company recognized approximately $87,000, $113,000 and $188,000 in consulting expenses in 2003, 2002 and 2001, respectively, for options and warrants granted to independent consultants and investment bankers for services rendered to the Company.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Agreement With Dr. Eisenberg

Pursuant to an amended agreement, the Company had engaged the services of Dr. Eisenberg as a consultant through August 31, 2005. Under the agreement, Dr. Eisenberg was obligated to devote twenty hours per week to Company business and is entitled to an annual compensation for such services with annual increases, as defined. In addition, Dr. Eisenberg was paid $58 per hour for services in excess of twenty hours per week. The agreement also provides for a bonus in the event the Company files for the registration of any patent. The bonus, which shall be determined by the Board of Directors of the Company, shall not be less than $30,000 per patent registration, but may not aggregate more than $60,000 during any twelve-month period. As of December 31, 1999 and for the cumulative period since inception, no bonuses have been earned by Dr. Eisenberg. During 2003, the Company terminated its agreement with Dr. Eisenberg and discontinued research activities in Australia. In accordance with the settlement agreement, the Company recorded consulting expense of $194,656 for the remainder of consulting fees due under the consulting agreement with Dr. Eisenberg. Additionally, the Company recorded approximately $29,000 in rent expense that had been paid by Dr. Eisenberg on behalf of Ortec. The total amount due Dr. Eisenberg under the settlement agreement aggregated $398,575 which represents unpaid consulting fees and advances made by Dr. Eisenberg on behalf of Ortec. The Company expects to settle the balance due Dr. Eisenberg in 2004 by issuing 100,000 options to purchase Ortec's common stock at an exercise price of $2.00 per share. These options will be due to expire in 5 years from date of issuance. For each of the period ended December 31, 2003, 2002 and 2001, production and laboratory costs include compensation due to Dr. Eisenberg of $195,000, $73,000 and $73,000, respectively, and approximately $1,029,000 for the period from inception to December 31, 2003. Included in accrued compensation at December 31, 2003, 2002 and 2001 are $304,478, $109,822 and $36,826,
respectively, representing unpaid consulting fees to Dr. Eisenberg.

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

During the quarter ended September 30, 2002, PDI commenced legal action against the Company, claiming that we owe them $205,000 for services that they have performed for us. The Company reached an agreement with PDI and in May 2003 paid $150,000 in settlement of the amount claimed.

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

Occupancy Arrangements

The Company leased approximately 5,000 square feet of space in Sydney, Australia, on a month-to-month basis, in which the Company operated a research laboratory to conduct its research and development activities in Australia and to produce OrCel used in the operations conducted in Australia. The Company paid rent in Australian dollars, which at the current rate of exchange, amounts to approximately US $25,000 per year. This space was rented from Dr. Mark Eisenberg's father on terms that the Company believes are not less favorable to it than for rental of similar space in Sydney, Australia, from non-related third parties. The Company terminated this agreement effective December 31, 2002.

During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

In March 1996, the Company entered into a five-year lease with Columbia University for the Company's laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. In 1996, the Company also granted Columbia a warrant, which expired in March 2001, to purchase 5,000 shares of common stock at an exercise price of $10 per share. In addition, Columbia had agreed to provide the Company with a grant of $400,000 and a ten-year self-amortizing loan with interest at the rate charged by Columbia's bank for up to an additional $600,000, to build and equip the Company's laboratory. During 1998, the Company received the $600,000 loan and an additional grant of $130,000 and entered into two leases with Columbia for additional space in the building. During 2000, the Company extended the two leases for another year and entered into a new lease for additional space in the building. During 2001, the Company extended two of its leases, one for an additional two years and the other for one year and entered into a new lease for additional space in the building. During 2002, the Company terminated three of its leases, reducing the amount of space under lease and extended the term on its primary lease to June 2004. During 2003, the Company extended its primary lease to December 31, 2005. The Company utilizes its laboratory facilities to produce OrCel.

On December 18, 2003, the Company amended the lease agreement with Columbia University, extending the lease term to December 2005, as mentioned above. With this amendment, the Company agreed to pay Columbia $25,588 a month for past due rent commencing on February 1, 2004 and ending on December 31, 2005.

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $432,000, $683,000 and $589,000, respectively.

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

On August 5, 2002, the Company reached an agreement with the New Jersey Economic Development Administration to terminate the December 2001 lease and to enter into a new lease covering only the initial space of approximately 26,000 square feet of production and office space. Monthly payments under such lease were scheduled to begin on January 1, 2003. On June 9, 2003 the Company and NJEDA executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. This termination costs was settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003. We continue to rent approximately 800 sq. ft. of space in North Brunswick, New Jersey pursuant to a lease which expires June 30, 2004, at a rent of $2,300 per month.

The minimum rental payments on non-cancelable operating and capital leases with terms exceeding one year at December 31, 2003 are as follows:

Year ending December 31,              Operating Leases   Capital Leases
2004                                       361,000           165,207
2005                                       377,000            43,155
2006                                            --
2007                                            --
2008
Thereafter                                      --
                                           -------           -------
Total                                      738,000           208,362
                                           -------
Less: Amounts representing interest                           16,367
                                                             -------
Principal Payments                                           191,995
                                                             =======

Current portion                                              150,937
Long-term portion                                             41,058
                                                             -------
                                                             191,995
                                                             =======

                      Cell Therapy Manufacturing Agreement

In October 2003 the Company entered into an agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for Cambrex to manufacture OrCel in its cryo-preserved form in Camrbrex's Walkerville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA's good manufacturing processes standards.

Our agreement with Cambrex requires us to pay Cambrex $100,000 per month for the use of a production suite in their facility located in Walkersville, Maryland while the Company is in Phase I of the production plan, as defined by the agreement. During Phase I only, the Company may terminate this agreement by giving 6 months advance notice of the effective date of such termination, however no such termination will be effective prior to the date 12 months after the commencement date for Phase I. At any time during Phase I, the Company can elect to initiate Phase II of the agreement by written notice to Cambrex. The annual payments the Company will make to Cambrex will increase to $2,100,000 per year if the Company requires Cambrex to build us a larger production facility to meet the Company's requirements for the production of OrCel. Such annual payments the Company is required to make will increase by a small percentage each year. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. The Company is required to pay a portion of the cost of construction of that larger production facility. However, the amount the Company contributes to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments the Company is required to make to Cambrex after the larger facility is in use. The Company is also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility the Company is required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either the Company or Cambrex may terminate the agreement on six months notice by us and 12 months notice by Cambrex, except that such termination will not be effective prior to November 1, 2004. If the Company elects to have Cambrex construct the larger production facility for us the agreement will continue for 6 years after the larger production facility is constructed. However, even after such construction the Company and Cambrex may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. The Company may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments the Company must make to Cambrex. Either Cambrex or the Company may elect the scale down period later than 3 years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, the Company breaches a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments the Company must make to Cambrex.

                              Government Regulation

The Company is subject to extensive government regulation. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale. Presently, the Company is continuing its clinical trials for the use of its product in the treatment of patients with venous leg ulcers and to submit the results of its human clinical trials to the FDA; however, it is not possible for the Company to determine whether the results achieved from the human clinical trials will be sufficient to obtain FDA approval. If the Company is unable to obtain FDA approval, the Company may no longer be able to continue its operations.

NOTE 14 - LEGAL PROCEEDINGS

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

In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. In 2004 the Company settled this litigation by agreeing to pay Amarex $673,060, of which we have paid $25,000. The Company is required to pay $50,000 on April 10, 2004, and $60,000 each month thereafter until the obligation is paid in full. In the event the Company is in default of its payment obligation the Company will be required to pay an additional $100,000.

Previously, the Company successfully defended challenges to its United States and European patents. The dismissal of the European challenge has been appealed. The ultimate outcome of this matter can not be presently determined.

ClinTrials Networks, LLC (ClinTrials) has claimed that the Company has breached its agreement with them, which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our OrCel product for the treatment of venous stasis ulcers, and for other services. In October 2002, ClinTrials commenced an arbitration proceeding against the Company, claiming that the Company owes ClinTrials $165,936 and during the arbitration hearings ClinTrials increased its claim to approximately $400,000, plus reimbursement of legal fees. In September 2003, the arbitrator awarded ClinTrials $93,263 in full settlement of its claim plus interest of 6% per annum from January 1, 2002 until the award is fully paid. Additionally, the Company was ordered to pay $61,497 for claimant's attorney's fees and costs, and $1,438 for arbitration fees. We have paid this award in the fourth quarter of 2003.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against the Company in the Superior Court of New Jersey, Bergen County, claiming that the Company owes $205,000 to PDI for services that they have performed for us. In the second quarter of 2003 we paid PDI $150,000 in full settlement of its claim against us.

On August 5, 2002, the Company entered into an agreement with the New Jersey Economic Development Administration to lease approximately 26,000 square feet of production and office space, modifying an original lease for approximately 58,000 square feet. Monthly payments under such lease were scheduled to begin on January 1, 2003. On June 9, 2003 the Company and NJEDA executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. This termination costs was settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003.

By letter dated June 27, 2002, the staff of the Nasdaq Stock Market, Inc. advised the Company that it had not met Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. On July 1, 2002, the Company appealed that determination and requested an oral hearing before the Nasdaq Listing Qualification Panel. At that hearing, which was held on August 8, 2002, the Company asked the panel to defer delisting the Company's common stock for up to six months, in order to give the Company time to complete its plan to raise sufficient capital to provide for the Company's cash needs for the next twelve months and enable the Company to meet Nasdaq's requirements for continued listing of its common stock on the Nasdaq SmallCap market. Nasdaq denied the Company's request and the Company's stock was moved to the Nasdaq Bulletin Board and as such, still meets the listing requirements of the Company's debentures and preferred stock holders.

NOTE 15 - RELATED PARTY TRANSACTIONS

Prior to December 31, 1998, the "Other Founders" were paid fees for services rendered of approximately $980,000 in the aggregate, for the period from inception to December 31, 1998. In addition, in 1996, $140,000 was paid to a director as cash compensation for services as placement agent in connection with the November 1996 private placement. Also, the director received 3,050 warrants (see Note 9).

In December 1997, the Company extended the expiration date on warrants to the director to purchase 870 shares, exercisable at $94.25 per share, resulting in compensation expense of approximately $420,000 (see Note 10).

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

Change of Control

In December 1998, the Company's Board of Directors authorized agreements between the Company and three executive officers, which state that in the event of a "change of control" certain "special compensation arrangements" will occur. A "change of control" is defined as a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, but in any event if certain members of the Company's Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements will provide three of its officers additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants. In addition, for all of the officers, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control.

NOTE 16- INCOME TAXES

The Company has deferred start-up costs for income tax purposes and intends to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when the Company commences operations.

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $20,915,000 for Federal and New York State income tax purposes expiring through 2023. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code
Section 382. The Company's ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

For financial statement purposes, a valuation allowance of approximately $37,588,000 and $30,873,000 at December 31, 2003 and 2002, respectively, has been recognized to offset entirely the Company's deferred tax assets, which arose primarily from the Company's operating loss carry-forwards and the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain.

Components of the Company's deferred tax asset are as follows:

                                            December 31,
                                    ---------------------------
                                        2003           2002
                                    ------------   ------------
Net operating loss carry-forwards   $  8,846,000   $  7,508,000
Deferral of start-up costs            24,415,000     21,029,000
Interest                               3,755,000      1,825,000
Other                                    572,000        511,000
                                    ------------   ------------
                                      37,588,000     30,873,000
Valuation allowance                  (37,588,000)   (30,873,000)
                                    ------------   ------------
Net deferred tax asset              $         --   $         --
                                    ============   ============

The following reconciles the income taxes computed at the Federal Statutory rate to the amounts recorded in the Company's statement of operations:

                                    Year ended December 31,                 Cumulative from
                            ---------------------------------------   March 12, 1991 (inception)
                                2003          2002          2001         to December 31, 2003
                            -----------   -----------   -----------   --------------------------
Income tax benefit at the
   Federal Statutory rate   $(5,390,000)  $(7,337,000)  $(5,401,000)          $(32,840,000)
State and local income
   taxes, net of Federal
   benefit                   (1,279,000)   (1,443,000)   (1,270,000)            (5,903,000)
Permanent difference            (46,000)    1,201,000                            1,155,000
Effect of valuation
   allowance                  6,715,000     7,579,000     6,671,000             37,588,000
                            -----------   -----------   -----------           ------------
      Total                 $        --   $        --   $        --           $         --
                            ===========   ===========   ===========           ============

The Company's net operating loss tax carry-forwards expire as follows:

   December 31, 2006   $    76,000
   December 31, 2007       233,000
   December 31, 2008       511,000
   December 31, 2009       597,000
   December 31, 2010       440,000
   December 31, 2011       677,000
   December 31, 2012       839,000
   December 31, 2018     1,189,000
   December 31, 2019     2,602,000
   December 31, 2020     3,535,000
   December 31, 2021     4,014,000
   December 31, 2022     3,164,000
   December 31, 2023     3,038,000
                       -----------
                       $20,915,000
                       ===========

NOTE 17 - OPERATIONS IN OTHER GEOGRAPHIC AREAS

Long-lived assets, which consists of fixed assets and patents, are as follows as of December 31, 2003, 2002 and 2001:

                   2003         2002         2001
                ----------   ----------   ----------
United States   $1,210,353   $2,064,481   $2,139,341
Australia               --           --       63,056
                ----------   ----------   ----------
                $1,210,353   $2,064,481   $2,202,397
                ==========   ==========   ==========

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 19 - ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial position or results of operations.

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

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly financial for the years ended December 31, 2003 and 2002, is as follows:


Quarter Ended
                                March 31,                   June 30,
                       -------------------------   -------------------------
                           2003          2002          2003          2002
                       -----------   -----------   -----------   -----------
Revenues                        --   $   116,415            --   $    92,535

Net loss applicable
   to Common
   Shareholders        $(8,335,742)  $(5,144,138)  $(4,480,388)  $(7,272,547)

Net loss per share
   Basic and diluted   $     (3.35)  $     (5.31)  $     (1.19)  $     (7.50)

Quarter Ended
                              September 30,               December 31,
                       -------------------------   -------------------------
                           2003          2002          2003          2002
                       -----------   -----------   -----------   -----------
Revenues                        --   $    34,825   $        --   $    21,890

Net loss
applicable to common
shareholders           $(3,997,475)  $(3,989,473)  $(4,635,526)  $(6,297,797)

Net loss per share
   Basic and diluted   $     (0.76)  $     (4.12)  $     (1.10)  $     (3.90)

                                    Exhibits

Exhibit No.                               Description
-----------                               -----------
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

     3.5 Amendment to Certificate of Incorporation filed on May 23, 2003, being the Certificate of Designation of the Relative Rights and Preferences of the Series C convertible preferred stock (5)

     3.6      Amendment to Certificate of Incorporation filed on June 10, 2003 (8)

     3.7      Amendment to Certificate of Incorporation filed on August 19,
              2003, being the Certificate of Designation of the Relative Rights and Preferences of the Series D convertible preferred stock. (6)

     3.8      By-Laws (7)

     14       Code of Ethics (8)

    10.1      Agreement with Cambrex BioScience of Walkersville, Inc.;
              redacted (9)

    10.2      Agreement with Paul Capital Royalty Acquisition Fund L.P.;
              redacted (10)

    10.3      Termination of Employment Agreements between the Registrant and
              Steven Katz, Ron Lipstein and Alain Klapholz (11)

    10.4      Lease with Audubon Biomedical Science and Technology Park (9)

    23.       Consent of Grant Thornton LLP (8)

    31.1      Certifications (Principal Executive Officer) (8)

    31.2      Certifications (Principal Financial Officer) (8)

    32.1      Certification of Principal Executive Officer (8)

    32.2      Certification of Principal Financial Officer (8)

----------

(1)    Filed as an Exhibit to our Form 10-Q filed for the quarter ended
       September 30, 2001, and incorporated herein by reference.

(12)   Filed with our Annual Report on Form 10-K for the year ended December 31,
       2002, and incorporated herein by reference.

(13) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(14) Filed as an Exhibit to our Form 10-QA for the quarter ended September 30, 2002, and incorporated herein by reference.

(15) Filed as an Exhibit to our Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(16) Filed as an Exhibit to our Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

(17)   Filed as an Exhibit to our Registration Statement on Form SB-2 (File No.
       33-96090), or Amendment 1 thereto, and incorporated herein by reference.

(18)   Filed herewith.

(19) Filed as an Exhibit to our Registration Statement No. 333-109027, or an amendment thereto, and incorporated herein by reference. Certain portions of Exhibit 10.1 marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

(20) Filed as an Exhibit to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. Certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

Filed as an Exhibit to our Form 8-K filed on December 12, 2002, and incorporated herein by reference.





                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as................. 'r'
The section symbol shall be expressed as.............................. 'SS'