Form 10QSB
period 2004-03-31
ORTEC INTERNATIONAL INC
filed 2004-05-17
CIK 889992

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ____________

          Commission file number 0-27368


                            ORTEC INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   11-3068704
                      (I.R.S. Employer Identification No.)

                                  3960 Broadway
                            New York, New York 10032
                    (Address of principal executive offices)

                                 (212) 740-6999
                           (Issuer's telephone number)

                                ----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock is 5,420,665 (as of May 10, 2004)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED March 31,2004

                              ITEMS IN FORM 10-QSB


                                                                                             Page
                                                                                             ----
Facing page

Part I - FINANCIAL INFORMATION

             Item 1.          Condensed Financial Statements (Unaudited)                       3

             Item 2.          Management's Discussion and Analysis of                         18
                              Financial Condition and Results of Operation

             Item 3.          Controls and Procedures                                         23


Part II - OTHER INFORMATION

             Item 1.          Legal Proceedings                                               24

             Item 2.          Changes in Securities                                           24

             Item 3.          Default Upon Senior Securities                                None

             Item 4.          Submission of Matters to a Vote of Security                   None

             Item 5.          Other Information                                               24

             Item 6.          Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                                    26

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                                       MARCH 31, 2004    DECEMBER 31, 2003
                                                                                       --------------    -----------------
                                                                                         (Unaudited)
                                          ASSETS
Current assets:
    Cash and cash equivalents                                                            $    421,445     $    1,328,387
    Prepaid and other current assets                                                          344,520             33,756
                                                                                          -----------         ----------
Total current assets                                                                          765,965          1,362,143
Property and equipment (net of accumulated depreciation:
       2004 - $3,829,960; 2003 - $3,749,251)                                                  524,096            589,840
Patent application costs (net of accumulated amortization:
       2004 - $372,782; 2003 - $352,998)                                                      616,297            620,513
Deferred financing costs (net of accumulated amortization:
       2004 - $15,371; 2003 - $13,883)                                                         79,829             45,617
Deposits and other assets                                                                     155,241            114,158
                                                                                          -----------         ----------
Total assets                                                                               $2,141,428         $2,732,271
                                                                                           ==========         ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                                $  4,003,727       $  4,451,848
    Due to founder                                                                            399,683            398,574
    Insurance premium financing payable                                                       199,591                  -
    Capital lease obligation, current (net of unamortized debt discount,
      2004 - $18,500)                                                                         116,040            150,937
    Loan payable - current                                                                    172,109            168,668
    Advances payable (net of unamortized debt discount, 2004 - $85,600)                       644,400            130,000
    Promissory notes (net of unamortized debt discount, 2004 - $175,000
      and 2003 - $271,000)                                                                  4,301,885          2,869,000
    Obligation under revenue interest assignment                                           19,915,835         18,553,856
                                                                                          -----------        -----------
Total current liabilities                                                                  29,753,270         26,722,883
    Promissory notes - noncurrent                                                             121,870                  -
    Loan payable - noncurrent                                                                 400,398            444,737
    Capital lease obligation - noncurrent                                                      59,747             41,058
                                                                                            ---------         ----------
Total liabilities                                                                          30,335,285         27,208,678
COMMITMENTS AND CONTINGENCIES
Shareholders' equity/(deficit):
    Common stock, $.001 par value; authorized, 200,000,000 shares;
     shares issued and outstanding: 2004: 5,422,665 and 5,420,665;
     2003: 5,233,165 and 5,231,165, respectively                                                5,422              5,233
    Preferred stock, $.001 par value, authorized 1,000,000 shares:
      Redeemable convertible -
        Series B, stated value $10,000 per share; authorized 1,200
         shares; 50 shares issued; liquidation preference $500,000                            270,859            270,859
        Series C, stated value $6,000 per share; authorized 2,000
         shares; 948 shares issued; liquidation preference $5,690,000                       3,667,041          3,667,041
      Convertible - Series D, stated value $10,000 per share; authorized
       2,000 shares; 483 shares issued; liquidation preference $4,828,850                   2,628,602          2,628,602
    Additional paid-in capital                                                             72,764,404         72,437,243
    Deficit accumulated during the development stage                                     (107,352,540)      (103,307,740)
    Treasury stock, 2,000 shares, at cost                                                    (177,645)          (177,645)
                                                                                        -------------      -------------
Total stockholders' equity (deficit)                                                      (28,193,857)       (24,476,407)
                                                                                        -------------      -------------
Total liabilities and stockholders' equity (deficit)                                    $   2,141,428      $   2,732,271
                                                                                        =============      =============
See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                    Cumulative
                                                                                                       from
                                                                Three Months Ended March 31,       March 12, 1991
                                                                ---------------------------       (inception) to
                                                                    2004            2003           March 31, 2004
                                                                    -----           -----          --------------

Product revenue                                              $         -          $         -       $     265,665
                                                             --------------       -----------       -------------

Expenses
    Product and laboratory costs                                    775,769           381,709          24,927,893
    Rent                                                            120,968           272,999           3,611,480
    Consulting                                                       11,895           (32,282)          5,701,501
    Personnel                                                       959,405           970,570          34,287,840
    General and administrative                                      430,650           576,544          17,801,707
    Interest and other expense                                    1,624,142         1,068,551          14,660,044
    Interest and other income                                       (25,279)          (14,669)         (2,297,264)
    Lease termination costs                                               -         1,130,243           1,119,166
    Loss on extinguishment of debt
     and series A preferred shares                                        -                 -           1,004,027
                                                                -----------        ----------         -----------

                                                                  3,897,550         4,353,665         100,816,394
                                                                -----------       -----------       -------------

Net loss                                                         (3,897,550)       (4,353,665)       (100,550,729)

Preferred stock dividends                                           147,250           923,077           2,532,811
Accretion of discount                                                     -         3,059,000           4,269,000
                                                                -----------      ------------        ------------

Net loss applicable to common shareholders                      $(4,044,800)      $(8,335,742)      $(107,352,540)
                                                                ===========       ===========       =============

Net loss per share
    Basic and diluted                                           $      (.75)      $     (3.35)      $     (117.69)
                                                                ===========       ===========       =============

Weighted average shares outstanding
    Basic and diluted                                             5,377,327         2,487,136             912,173
                                                               ============       ===========       =============





See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)




                                                            Common Stock                  Preferred Stock
                                                            ------------                  ---------------
                                                         Shares     Amount       Series B      Series C     Series D
                                                         ------     ------       --------      --------     --------


March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                             155,382     $ 155
   First private placement ($3.00 cash per share)        21,744        22
   The Director ($11.50 and $53.00 cash per share)       14,902        15
   Second private placement ($94.25 cash per share)       5,302         5
Share issuance expense
Net loss


                                                        ------------------------------------------------------------
Balance at December 31, 1991                            197,330       197

Issuance of stock
   Second private placement ($94.25 cash per share)       4,932         5
   Stock purchase agreement with the Director
     ($94.25 cash per share)                              3,182         3
Share issuance expense
Net loss

                                                        ------------------------------------------------------------
Balance at December 31, 1991                            205,444       205

Issuance of stock
   Third private placement ($100.00 cash per share)      13,215        13
   Stock purchase agreement with Home
     Insurance Company ($90.00 cash per share)           11,112        11
   Stock purchase agreement with the Director
     ($94.25 cash per share)                              2,122         2
   Shares issued in exchange for commission
     ($100.00 value per share)                               60         1
Share issuance expenses
Net loss

                                                        ------------------------------------------------------------
Balance at December 31, 1993 (carried forward)          231,953     $ 232



                                                                           Deficit
                                                                         accumulated
                                                          Additional     during the                      Total
                                                           paid-in       development    Treasury     shareholders'
                                                           capital          stage         stock     equity/(deficit)
                                                           -------          -----         -----     ----------------


March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                             $      715                                  $       870
   First private placement ($3.00 cash per share)           64,978                                       65,000
   The Director ($11.50 and $53.00 cash per share)         249,985                                      250,000
   Second private placement ($94.25 cash per share)        499,995                                      500,000
Share issuance expense                                     (21,118)                                     (21,118)
Net loss                                                                  $  (281,644)                 (281,644)

                                                        -------------------------------------------------------
Balance at December 31, 1991                               794,555           (281,644)                  513,108

Issuance of stock
   Second private placement ($94.25 cash per share)        465,468                                      465,473
   Stock purchase agreement with the Director
     ($94.25 cash per share)                               299,995                                      299,998
Share issuance expense                                     (35,477)                                     (35,477)
Net loss                                                                     (785,941)                 (785,941)

                                                        -------------------------------------------------------
Balance at December 31, 1991                             1,524,541         (1,067,585)                  457,161

Issuance of stock
   Third private placement ($100.00 cash per share)      1,321,487                                    1,321,500
   Stock purchase agreement with Home
     Insurance Company ($90.00 cash per share)             999,988                                      999,999
   Stock purchase agreement with the Director
     ($94.25 cash per share)                               199,998                                      200,000
   Shares issued in exchange for commission
     ($100.00 value per share)                               5,999                                        6,000
Share issuance expenses                                   (230,207)                                    (230,207)
Net loss                                                                   (1,445,624)               (1,445,624)

                                                        -------------------------------------------------------
Balance at December 31, 1993 (carried forward)          $3,821,806        $(2,513,209)              $ 1,308,829


                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                            Common Stock                  Preferred Stock
                                                            ------------                  ---------------
                                                         Shares     Amount       Series B      Series C     Series D
                                                         ------     ------       --------      --------     --------
          (brought forward)                             231,953     $ 232

Issuance of stock
   Fourth private placement ($100.00 cash per share)      3,946         4
   Stock purchase agreement with Home
     Insurance Company ($100.00 cash per share)           5,000         5
Share issuance expense
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1994                            240,899       241

Rent forgiveness
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1995                            240,899       241

Initial public offering                                 120,000       120
Exercise of warrants                                      3,389         3
Fifth private placement ($64.90 cash per share)          95,911        96
Share issuance expenses
Stock options issued for services
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1996                            460,199       460

Exercise of warrants                                    115,878       116
Share issuance expenses
Stock options and warrants issued for services
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1997 (carried forward)          576,077     $ 576


                                                                           Deficit
                                                                         accumulated
                                                         Additional      during the                     Total
                                                          paid-in        development    Treasury    shareholders'
                                                          capital           stage         stock    equity/(deficit)
                                                          -------           -----         -----    ----------------
          (brought forward)                            $  3,821,806    $ (2,513,209)                 $ 1,308,829

Issuance of stock
   Fourth private placement ($100.00 cash per share)        397,708                                      397,712
   Stock purchase agreement with Home
     Insurance Company ($100.00 cash per share)             499,995                                      500,000
Share issuance expense                                       (8,697)                                      (8,697)
Net loss                                                                 (1,675,087)                  (1,675,087)

                                                        --------------------------------------------------------
Balance at December 31, 1994                              4,710,812      (4,188,296)                     522,757

Rent forgiveness                                             40,740                                       40,740
Net loss                                                                 (1,022,723)                  (1,022,723)

                                                        --------------------------------------------------------
Balance at December 31, 1995                              4,751,552      (5,211,019)                    (459,226)

Initial public offering                                   5,999,880                                    6,000,000
Exercise of warrants                                         33,882                                       33,885
Fifth private placement ($64.90 cash per share)           6,220,701                                    6,220,797
Share issuance expenses                                  (1,580,690)                                  (1,580,690)
Stock options issued for services                           152,000                                      152,000
Net loss                                                                 (2,649,768)                  (2,649,768

                                                        --------------------------------------------------------
Balance at December 31, 1996                             15,577,325      (7,860,787)                   7,716,998

Exercise of warrants                                     10,822,675                                   10,822,791
Share issuance expenses                                    (657,508)                                    (657,508)
Stock options and warrants issued for services              660,000                                      660,000
Net loss                                                                 (4,825,663)                  (4,825,663)

                                                        --------------------------------------------------------
Balance at December 31, 1997 (carried forward)          $26,402,492    $(12,686,450)                 $13,716,618

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)




                                                            Common Stock                  Preferred Stock
                                                            ------------                  ---------------
                                                         Shares     Amount       Series B      Series C     Series D
                                                         ------     ------       --------      --------     --------
          (brought forward)                             576,077     $ 576

Exercise of warrants                                     22,149        22
Stock options and warrants issued for services
Sixth private placement                                  20,000        20
Warrants issued in Sixth private placement
Share issuance expenses
Purchase of 660 shares of treasury (at cost)
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1998                            618,226       618

Exercise of warrants                                      1,410         1
Stock options and warrants issued for services
Seventh private placement ($87.50 cash per share)        38,916        39
Warrants issued in Seventh private placement
Eighth private placement ($55.00 cash per share)        163,637       164
Share issuance expenses
Purchase of 910 shares of treasury (at cost)
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 1999                            822,189       822

Exercise of options and warrants                         17,554        17
Stock options and warrants issued for services
Ninth private placement ($150.00 cash per share)          6,667         7
Warrants issued in Ninth private placement
Tenth private placement ($67.50 cash per share)         124,757       125
Share issuance expenses
Purchase of 430 shares of treasury stock (at cost)
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 2000 (carried forward)          971,167     $ 971



                                                                            Deficit
                                                                          accumulated
                                                          Additional      during the                       Total
                                                           paid-in        development     Treasury     shareholders'
                                                           capital           stage          stock     equity/(deficit)
                                                           -------           -----          -----     ----------------
          (brought forward)                             $26,402,492     $(12,686,450)                   $ 13,716.618

Exercise of warrants                                      1,281,935                                        1,281,957
Stock options and warrants issued for services            1,920,111                                        1,920,111
Sixth private placement                                   1,788,678                                        1,788,698
Warrants issued in Sixth private placement                  211,302                                          211,302
Share issuance expenses                                     (48,000)                                         (48,000)
Purchase of 660 shares of treasury (at cost)                                             $ (67,272)          (67,272)
Net loss                                                                  (8,412,655)                     (8,412,655)

                                                        ------------------------------------------------------------
Balance at December 31, 1998                             31,556,518      (21,099,105)      (67,272)       10,390,759


Exercise of warrants                                         14,102                                           14,103
Stock options and warrants issued for services               64,715                                           64,715
Seventh private placement ($87.50 cash per share)         3,168,746                                        3,168,785
Warrants issued in Seventh private placement                468,291                                          468,291
Eighth private placement ($55.00 cash per share)          8,999,838                                        9,000,002
Share issuance expenses                                    (619,908)                                        (619,908)
Purchase of 910 shares of treasury (at cost)                                               (75,518)          (75,518)
Net loss                                                                 (10,040,509)                    (10,040,509)

                                                        ------------------------------------------------------------
Balance at December 31, 1999                             43,652,302      (31,139,614)     (142,790)       12,370,720

Exercise of options and warrants                            327,265                                          327,282
Stock options and warrants issued for services               56,265                                           56,265
Ninth private placement ($150.00 cash per share)            999,998                                        1,000,005
Warrants issued in Ninth private placement                   23,000                                           23,000
Tenth private placement ($67.50 cash per share)           8,420,946                                        8,421,071
Share issuance expenses                                    (641,500)                                        (641,500)
Purchase of 430 shares of treasury stock (at cost)                                         (34,855)          (34,855)
Net loss                                                                 (12,129,663)                    (12,129,663)

                                                        ------------------------------------------------------------
Balance at December 31, 2000 (carried forward)          $52,838,276     $(43,269,277)    $(177,645)     $  9,392,325

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                      Common Stock                        Preferred Stock
                                                      ------------                        ---------------
                                                        Shares      Amount       Series B      Series C     Series D
                                                        ------      ------       --------      --------     --------
          (brought forward)                              971,167    $  971

Stock options and warrants issued for services
Net loss

                                                        -------------------------------------------------------------
Balance at December 31, 2001                             971,167       971

Exercise of options and warrants                          35,723        36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock
   conversion benefit
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                                    $ 9,382,742
Warrants issued and exercised with preferred stock       938,275       938      (3,479,043)
Shares issuance costs - preferred stock                                           (866,612)
Preferred stock dividends                                375,312       375
Net loss

                                                       --------------------------------------------------------------
Balance at December 31, 2002 (carried forward)         2,320,477    $2,320      $5,037,087


                                                                          Deficit
                                                                        accumulated
                                                        Additional      during the                       Total
                                                         paid-in        development     Treasury     shareholders'
                                                         capital           stage          Stock     equity/(deficit)
                                                         -------           -----          -----     ----------------
Stock options and warrants issued for services         $52,838,276    $(43,269,277)    $(177,645)     $  9,392,325
Net loss
                                                           188,080                                         188,080
                                                                       (15,885,377)                    (15,885,377)
Balance at December 31, 2001
                                                        ----------------------------------------------------------
Exercise of options and warrants                        53,026,356     (59,154,654)     (177,645)       (6,304,972)
Stock options and warrants issued for services
Warrants issued with convertible debentures                    321                                             357
Warrants issued with convertible redeemable                113,060                                         113,060
   preferred stock                                         440,523                                         440,523
Convertible debenture conversion benefit
Redeemable convertible preferred stock                     559,289                                         559,289
   conversion benefit                                    1,042,663                                       1,042,663
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                              1,097,886                                       1,097,886
Warrants issued and exercised with preferred stock
Shares issuance costs - preferred stock                                                                  9,382,742
Preferred stock dividends                                3,485,443                                           7,338
Net loss                                                   304,615                                        (561,997)
                                                         1,125,559      (1,125,934)                              -
                                                                       (21,578,021)                    (21,578,021)
Balance at December 31, 2002 (carried forward)
                                                       -----------------------------------------------------------
                                                       $61,195,715    $(81,858,609)    $(177,645)     $(15,801,132)

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                      Common Stock                    Preferred Stock
                                                      ------------                    ---------------
                                                    Shares       Amount      Series B       Series C      Series D
                                                    ------       ------      --------       --------      --------
          (brought forward)                       2,320,477 $     2,320    $ 5,037,087


Exercise of options and warrants                    398,750         399
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                            2,000,000     $ 5,690,000
Warrants issued with preferred stock                                          (490,567)     (1,225,632)
Warrants issued for services
Share issuance costs - preferred stock                                        (393,488)       (797,327)
Conversion of series B preferred stock (605
   shares) into common stock                      2,421,556       2,422     (3,253,571)
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                                    (2,628,602)                  $2,628,602
Preferred stock deemed dividends and
   discounts
Preferred stock dividends                            92,308          92
Common stock dividend to be distributed on
   series C preferred stock
Common stock to be issued in connection with
   promissory notes
Adjustment for one for ten reverse stock                 74
split
Net loss

                                                  -----------------------------------------------------------------
Balance at December 31, 2003                      5,233,165       5,233        270,859       3,667,041    2,628,602

Common stock issued in connection with
  promissory notes                                   32,500          32
Common stock issued in connection with
  previously issued promissory notes                157,000         157
Common stock to be issued on advances
  payable upon conversion to promissory
  notes
Common stock dividend to be distributed on
  Series B and C preferred stock
Warrant to be issued in connection with lease
Net loss
                                                  -----------------------------------------------------------------
Balance at March 31, 2004                         5,422,665      $5,422    $   270,859     $ 3,667,041   $2,628,602
                                                  =================================================================


                                                                  Deficit
                                                                accumulated
                                                Additional       during the                       Total
                                                  paid-in       development      Treasury     shareholders'
                                                  capital          stage           Stock     equity/(deficit)
                                                  -------          -----           -----     ----------------
          (brought forward)                     $61,195,715    $ (81,858,609)   $(177,645)    $(15,801,132)

Exercise of options and warrants                     12,567                                         12,966
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                                                7,690,000
Warrants issued with preferred stock              1,716,199                                              -
Warrants issued for services                         87,000                                         87,000
Share issuance costs - preferred stock              359,078                                       (831,737)
Conversion of series B preferred stock (605
   shares) into common stock                      3,251,149                                              -
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                                                                 -
Preferred stock deemed dividends and
   discounts                                      4,269,000       (4,269,000)                            -
Preferred stock dividends                           922,985         (923,077)                            -
Common stock dividend to be distributed on
   series C preferred stock                         336,550         (336,550)                            -
Common stock to be issued in connection with
   promissory notes                                 287,000                                        287,000
Adjustment for one for ten reverse stock
split
Net loss                                                         (15,920,504)                  (15,920,504)
                                                 ---------------------------------------------------------
Balance at December 31, 2003                     72,437,243     (103,307,740)    (177,645)     (24,476,407)

Common stock issued in connection with
  promissory notes                                   58,768                                         59,000
Common stock issued in connection with
  previously issued promissory notes                   (157)                                             -
Common stock to be issued on advances
  payable upon conversion to promissory
  notes                                             102,600                                        102,600
Common stock dividend to be distributed on
  Series B and C preferred stock                    147,250         (147,250)                            -
Warrant to be issued in connection with lease        18,500                                         18,500
Net loss                                                          (3,897,550)                   (3,897,550)
                                                ----------------------------------------------------------
Balance at March 31, 2004                       $72,764,404    $(107,352,540)   $(177,645)    $(28,193,857)
                                                ==========================================================


Common stock shares and amounts have been adjusted to reflect one for ten reverse stock split effective June 24, 2003. See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Cumulative from
                                                         Three Months Ended March 31,       March 12, 1991
                                                         ----------------------------       (inception) to
                                                           2004                2003         March 31, 2004
                                                           ----                ----         ---------------
Cash flows from operating activities
   Net loss                                              $(3,897,550)     $(4,353,665)      $(100,550,729)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                         303,300          158,497           5,111,206
       Allowance for doubtful accounts                             -                -               5,374
       Unrealized loss on marketable securities                    -                -              11,404
       Realized loss on marketable securities                      -                -               5,250
       (Gain) Loss on sale of property and equipment         (25,263)               -             (57,103)
       Cost to terminate lease on New Jersey facility              -        1,130,243             836,032
       Non-cash stock compensation                                 -                -           3,241,231
       Non-cash imputed interest                           1,361,979        1,042,633          13,268,985
       Loss on extinguishment of debt and series A
        preferred stock                                            -                -           1,004,027
       Purchase of marketable securities                           -                -         (19,075,122)
       Sales of marketable securities                              -                -          19,130,920
       Changes in operating assets and liabilities
         Accounts receivable                                       -            1,000              (5,374)
         Prepaid and other current assets                    (32,247)          20,598              31,738
         Accounts payable and accrued liabilities            354,754          142,354           5,233,503
                                                          ----------       ----------       -------------

       Net cash used in operating activities              (1,935,027)      (1,858,340)        (71,808,658)
                                                          ----------       ----------       -------------

Cash flows from investing activities
   Purchases of property and equipment                        (8,127)            (625)         (4,473,847)
   Proceeds from sale of property and equipment                9,775                -             141,676
   Payments for patent applications                          (15,568)         (21,747)           (987,299)
   Organization costs                                              -                -             (10,238)
   Deposits                                                  (16,082)               -            (822,355)
   Purchases of marketable securities                              -                -            (594,986)
   Sale of marketable securities                                   -                -             522,532
                                                          ----------       ----------       -------------

      Net cash used in investing activities                  (30,002)         (22,372)         (6,224,517)
                                                          ----------       ----------       -------------

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                               Cumulative from
                                                            Three Months Ended March 31,       March 12, 1991
                                                            ----------------------------       (inception) to
                                                               2003            2004            March 31, 2004
                                                               ----            ----            --------------
Cash flows from financing activities
    Proceeds from issuance of notes payable                 $  650,000       $        -         $ 4,305,500
    Proceeds from issuance of common stock                           -                           53,550,522
    Proceeds from exercise of warrants                               -              535              20,660
    Share issuance expenses and other financing costs                -         (306,796)         (5,343,413)
    Purchase of treasury stock                                       -                -            (177,645)
    Proceeds from issuance of loan payable                           -                -           1,446,229
    Proceeds from obligations under Revenue Interest
      Assignment                                                     -                -          10,000,000
    Proceeds from issuance of convertible debentures                 -                -           5,908,000
    Proceeds from issuance of redeemable preferred
        stock - series A                                             -                -           1,200,000
    Proceeds from issuance of preferred stock - series B             -        2,000,000           3,070,000
    Proceeds from issuance of preferred stock - series C             -                -           5,690,000
    Advances received                                          600,000          130,000             730,000
    Repayment of capital lease obligations                     (41,894)         (34,194)           (406,544)
    Repayment of loan payable                                  (40,898)         (37,724)           (902,654)
    Repayment of obligations under Revenue Interest
      Assignment                                                     -              (33)            (11,414)
    Repayment of insurance premium financing payable           (80,409)               -             (80,409)
    Repayment of notes payable                                 (28,712)               -            (544,212)
                                                            ----------       ----------         -----------

       Net cash provided by financing activities             1,058,087        1,751,788          78,454,620
                                                            ----------       ----------         -----------

       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                           (906,942)        (128,924)            421,445

Cash and cash equivalents at beginning of period             1,328,387          826,227                   -
                                                            ----------       ----------         -----------

Cash and cash equivalents at end of period                  $  421,445       $  697,303         $   421,445
                                                            ==========       ==========         ===========

Cash paid during the period for:
 Interest                                                   $   21,593       $   25,000         $   670,474
                                                            ==========       ==========         ===========
 Income taxes                                               $      500       $        -         $   200,576
                                                            ==========       ===========        ===========

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                               Cumulative from
                                                             Three Months Ended March 31,       March 12, 1991
                                                             ----------------------------       (inception) to
                                                               2004            2003             March 31, 2004
                                                               ----            ----             --------------

Supplemental disclosures of cash flow information:
   Noncash investing and financing activities
     Assets acquired under capital leases                   $ 45,669       $        -            $  568,344
     Deferred offering costs included in
       accrued professional fees                                   -                -               314,697
     Financing costs - other long-term obligations                                                   59,500
     Forgiveness of rent payable                                   -                -                40,740
     Share issuance expenses - warrants                            -                -               255,000
     Dividends on series B preferred stock paid in
       common shares                                           5,000          923,077             2,054,011
     Dividends on series C preferred stock paid in           142,250                -               142,250
         common shares
     Accretion of discount on preferred stock                      -        3,059,000             4,269,000
     Share issuance expenses for series B preferred
       stock incurred through issuance of warrants                 -           86,692               391,307
     Share issuance expenses for series C preferred
       stock incurred through issuance of warrants                 -                -               272,386
     Share issuance of series D preferred stock in
       exchange for series B preferred stock                       -                -             2,628,602
     Equipment transferred in satisfaction of                 25,000                -               100,000
       deposit
     Discount on promissory notes                             59,000                -               346,000
     Discount on advances payable                            102,600                -               102,600
     Insurance premium financing of prepaid insurance        280,000                -               280,000
     Accounts payable converted to promissory notes          837,468                -               837,468
     Accrued deferred financing costs                         35,700                -                35,700
     Warrant issued in connection with lease                  18,500                -                18,500




See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2004 and 2003


NOTE 1 - FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 2004, and the condensed statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and statements of shareholders' equity for the period from March 12, 1991 (inception) to March 31, 2004, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, results of operations and cash flows for the period from March 12, 1991 (inception) through March 31, 2004, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2003 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the operating results for the full year or any other interim period. The condensed balance sheet as of December 31, 2003 has been derived from the Company's audited balance sheet as of that date.


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3.9 million during the three months ended March 31, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $29 million, its total liabilities exceeded its total assets by $28.2 million and the Company has a deficit accumulated in its development stage of $107.4 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

We continue to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or other funding programs with the Company, in exchange for marketing, distribution or other rights to our products. However, we can give no assurances that our discussions with other companies will result in any additional investments, collaborative arrangements, agreements or other funding, or that the necessary additional financing through debt or equity will be available to the Company on acceptable terms, if at all.

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. During the quarter ended March 31, 2004, we raised an additional $1,250,000 consisting of $650,000 in 8% promissory notes due June 30, 2004 and $600,000 in advances payable ($480,000 of these advances payable were converted to 8% promissory notes in April 2004). In April and May 2004 we received an additional $1,770,000, all of which were 8% promissory notes due June 30, 2004. We are currently in the process of completing a registration statement which was initially filed on September 22, 2003 with the Security and Exchange Commission ("SEC") to register shares of our common stock and warrants. If and when our registration statement becomes effective, we hope to receive net proceeds, after payment of placement fees and other expenses we incur in connection with the offering to enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at March 31, 2004, (approximately $.4 million) together with the additional funds we raised and hope to raise from the registered offering will enable us to continue our operations for the next 12 months. Additionally, we are continuing our equity financing efforts with an investment banking firm and we are currently exploring other potential collaborative arrangements with companies for sales and marketing and distribution of our product.

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

Reclassifications

Certain reclassifications have been made to the 2003 amounts to conform to the 2004 presentation.

Reverse Stock Split

On June 24, 2003, the Company effected a reverse stock split of its common shares outstanding, whereby every stockholder received one new common share for every ten previously outstanding common shares. All share and per share data have been adjusted to give effect to the reverse stock split.


NOTE 3 - NET LOSS PER SHARE

As of March 31, 2004, an aggregate of 4,782,998 outstanding warrants and options and an aggregate of 4,976,539 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.00 for the Series B, C, and D preferred respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2004 includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

As of March 31, 2003, an aggregate of 1,611,843 outstanding warrants and options, and an aggregate of 4,553,097 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, were excluded from the weighted average share calculations, as the effect would be antidilutive. Basic and diluted loss per share, for the quarter ended March 31, 2003, includes 37,692 warrants, exercisable at $.01 per share reflected as outstanding from the date of grant and 44,000 options which were granted in 2002, were exercised in February 2003 and considered outstanding for the entire quarter.

NOTE 4 - EMPLOYEES STOCK OPTIONS

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter ended March 31, 2004 and 2003, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".


                                                                                Quarter ended       Quarter ended
                                                                               March 31, 2004       March 31, 2003
       --------------------------------------------------------------------- -------------------- -------------------
       Net loss, as reported                                                      $(4,044,800)         $(8,335,742)
       --------------------------------------------------------------------- -------------------- -------------------
       Deduct: Total stock-based employee compensation expense determined
       under fair value based method                                                  (89,000)            (183,000)
       --------------------------------------------------------------------- -------------------- -------------------
       Pro forma net loss                                                         $(4,133,800)         $(8,518,742)
       --------------------------------------------------------------------- -------------------- -------------------
       Loss per share:
       --------------------------------------------------------------------- -------------------- -------------------
          Basic and Diluted - as reported                                               $(.75)             $(3.35)
       --------------------------------------------------------------------- -------------------- -------------------
          Basic and Diluted - pro forma                                                 $(.77)             $(3.43)
       --------------------------------------------------------------------- -------------------- -------------------


NOTE 5 - OBLIGATIONS UNDER REVENUE INTEREST ASSIGNMENTS

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

In consideration for the $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the U.S., Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Capital was entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital will be able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The Company did not pay Paul Capital any advances in 2003, as there were no sales during the year as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to one hundred thirty
(130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest has been accrued at 30% per annum. For the quarters ended March 31, 2004 and 2003, the Company has accordingly recorded interest expense related to this obligation of $1,361,979 and $1,042,633, respectively. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved.

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

At March 31, 2004, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Although Paul Capital has had the right for well over a year to compel the Company to repurchase its interest in the Company's revenues at the price provided in the Company's agreement, Paul Capital has so far not exercised that right. At March 31, 2004, since the Company was in default of the solvency requirement under the Revenue Interest Assignment agreement, the Company provided for an amount that approximated what it would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to the Company that they intend to compel it to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.


NOTE 6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the three months ended March 31, 2004:


                                         Stock Options      Warrants         Total
                                         -------------      --------         -----
      Balance at December 31, 2003         1,622,599       3,085,173      4,707,772
      Granted                                 88,500              --         88,500
      Exercised                                   --              --             --
      Expired or cancelled                    (8,558)         (4,716)       (13,274)
                                           ---------       ---------      ---------
      Balance at March 31, 2004            1,702,541       3,080,457      4,782,998
                                           =========       =========      =========

Additionally, as of March 31, 2004, there were 1,274,400 stock options outstanding that were granted outside of the plan.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.


NOTE 7 - ADVANCES PAYABLE

During the quarter ended March 31, 2004, the Company received non-interest bearing advances aggregating $600,000 from various investors. At March 31, 2004 advances payable was $644,400. This consisted of $730,000 of advances recorded net of a $102,600 debt discount. $17,000 of this debt discount was amortized to interest expense during the quarter ended March 31, 2004. The $102,600 debt discount represented a 5% fee, or the value of 36,500 common shares, the Company expects to pay its placement agent upon conversion of $730,000 into promissory notes. $480,000 of these advances payable were converted into promissory notes in April 2004.


NOTE 8 - PROMISSORY NOTES

Promissory notes consist of:

                                                               March 31,     December 31,
                                                                 2004            2003
                                                                 ----            ----
      8% investor promissory notes due June 30, 2004          $3,790,000      $3,140,000
         Discount on 8% investor notes                          (175,000)       (271,000)
                                                              ----------      ----------
                                                              $3,615,000      $2,869,000
      Promissory notes - Amarex, due February, 2005              648,060               -
      4% Promissory note - CUH2A, due February, 2008             160,695               -
                                                              ----------      ----------
                                                              $4,423,755      $2,869,000
      Current portion                                          4,301,885       2,869,000
                                                              ----------      ----------
      Noncurrent portion                                      $  121,870      $        -
                                                              ==========      ==========

The Company received additional investor notes aggregating $650,000 during the quarter ended March 31, 2004. The Company records a 5% fee paid in common stock due its placement agent on the face value of the promissory notes as a note discount which is then amortized over the life of the note to interest expense. In the first quarter of 2004, the Company issued 189,500 shares of its common stock, 5% of $3,790,000, which it valued at $346,000.

The Company settled its lawsuit with Amarex by issuing them a non-interest bearing promissory note. See Note 10. The CUH2A promissory note was a result of a structured payout of a previous vendor obligation.


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company owes Dr. Mark Eisenberg, one of its directors, who is also one of our founders, an aggregate of $399,683 at March 31, 2004. Of such amount $304,478 was for consulting services Dr. Eisenberg had provided to the Company under an agreement the Company had with him, $65,919 was for payments Dr. Eisenberg made in the Company's behalf for the laboratory we maintained in Australia (including salaries and obligations to suppliers) and $29,286 for rent the Company owed him for the space occupied by our laboratory. The Company no longer operates a laboratory in Australia. The Company has reached an agreement in principal with Dr. Eisenberg to grant him options to purchase 100,000 shares of its common stock at an exercise price of $2.00 per share, as payment in full of all the amounts owed him. The Company has not yet submitted that agreement to its board of directors for their approval.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Placement Agent Agreement: By Letter Agreement dated February 3, 2004 the Company made Burnham Hill Partners ("BHP"), a division of Pali Capital, Inc., its exclusive placement agent in connection with the Company's sale of up to 6,000,000 shares of its common stock and warrants to purchase an additional 3,000,000 shares of our common stock, pursuant to a registration statement initially filed with the SEC on September 22, 2003. BHP shall receive a cash fee equivalent to 10% of the gross proceeds of the financing. BHP will also receive five-year warrants to purchase 10% of the number of shares sold by the Company in the financing, exercisable at the purchase price of the common shares sold by the Company in the financing. The shares underlying BHP's warrants will have piggyback registration rights, a cashless exercise provision, shall be non-redeemable and shall become exercisable six months and one day after the closing of the financing. BHP will receive an additional fee of 4% of the gross cash proceeds received by the Company from the exercise of any warrants received by the purchasers of the common stock, which are exercised within thirty-six months after the financing. If the Company elects to redeem the warrants and the warrants are thereafter exercised, then the BHP fee will be reduced to 2%.

Warrant: In connection with a lease agreement dated February 27, 2004, the Company is obligated to issue a two-year warrant to purchase 14,052 shares of its common stock at $3.25. The Company has valued the warrant utilizing a Black-Scholes valuation model at $18,500. The Company has not yet submitted the warrant to its board of directors for their approval.

Legal Matters: In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. In March 2004 the Company settled the litigation by agreeing to pay Amarex $673,060, of which we have paid $75,000 through April 2004. We are required to pay $60,000 each month thereafter until the obligation is paid in full. The settlement also provides that Amarex will release to us the work they previously performed for us in connection with our diabetic foot ulcer clinical trials.


NOTE 11 - SUBSEQUENT EVENTS

Financings: In April 2004 $480,000 of the Company's outstanding advances payable were converted to 8% promissory notes due June 30, 2004. The Company's placement agent will receive a fee payable in common stock equivalent to 5% of this amount, or 24,000 shares of common stock. An additional 12,500 shares will be issued to the placement agent upon conversion of the final $250,000 in advances payable. See Note 7.

In April and May 2004 the Company received additional aggregate proceeds of $1,770,000, all of which were 8% promissory notes due June 30, 2004. On April 26, 2004 the Board authorized the issuance of an additional 81,000 shares of its common stock to its placement agent which represented the placement agent's
5% fee on proceeds from $1,620,000 of these 8% promissory notes. The Company's placement agent is due an additional 7,500 shares of common stock on the additional $150,000 received.

Fee Received: In May 2004 the Company received a $50,000 up-front fee in connection with its sale of certain specified cell lines.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements

Forward Looking Information May Prove Inaccurate

This Quarterly Report on Form 10-QSB contains certain forward looking statements and information relating to Ortec that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

General

Since our inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers and autograft donor site wounds for burn victims. We call our product OrCel 'r'.

In February 2001 we received FDA approval to make commercial sales of OrCel for use in reconstructive surgery on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds in burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002 in order to focus our efforts and resources towards completing the clinical trials for the use of OrCel for the treatment of venous stasis ulcers. As a result of this curtailment, there have been no commercial sales of our product in the current quarter.

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

From inception to date, we have incurred cumulative net losses of approximately $107.3 million. We expect to continue to incur substantial losses and may have to discontinue operations, unless we are able to secure FDA clearance for the sale of OrCel in its cryopreserved form to treat venous leg ulcers, and later diabetic foot ulcers, gain market acceptance for OrCel, and execute our production plans with our third party manufacturer.

In October 2003, we entered into a contract manufacturing agreement for the production of OrCel with Cambrex Bio Science

Walkersville, Inc, a subsidiary of Cambrex Corporation. Cambrex's current capacity is expected to meet our commercial manufacturing requirements for the first twelve months following the market launch of OrCel if and when we receive FDA approval for the sale of our product for use in the treatment of patients with venous stasis ulcers. This agreement will allow us to avoid the costlier plan of constructing our owned manufacturing facility. We are also concurrently in the process of evaluating various sales and marketing collaborative arrangements for the distribution of our product in the United States.

We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for additional regulatory approvals, our ability to successfully manufacture, market and distribute OrCel and/or the establishment of collaborative arrangements for the marketing and distribution of our product. We anticipate that our operating activities will result in substantial net losses until we obtain FDA clearance to sell OrCel and we successfully market OrCel for the treatment of venous stasis ulcers.

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

Obligation under Revenue Interest Assignment Agreement. We account for our Revenue Interest Assignment Agreement with Paul Capital Royalty Acquisition Fund, L.P. in a manner similar to that of debt. Currently, our liabilities exceed the value of our assets and as such, we are technically in default of the solvency requirement under this agreement. Pursuant to the default provisions, which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to one hundred thirty (130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest on such debt has been accrued at an amount which would yield a 30% internal rate of return to Paul Capital. At such time when the default provisions are no longer applicable and a reasonable estimate of future revenues can be determined, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of our obligation under the revenue interest assignment agreement. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved. Additionally, we had no revenues in the first quarter of 2004 as we suspended sales of OrCel in 2002 to focus on completing a clinical trial for venous stasis ulcers and submitting the results to the Food and Drug Administration (FDA). We hope to obtain FDA approval to sell OrCel for the treatment of venous stasis ulcers in the second half of 2004; however approval cannot be assured. In addition, if approval is obtained from the FDA, the timing of such event may not be in line with our expectations. For these reasons, we may not be able to make a reasonable estimate of future revenues and payments that may become due to Paul Capital under this financing agreement in 2004, if we are no longer in technical default of this agreement, and as such may not be able to determine an effective interest rate to apply to the debt. Therefore, given these uncertainties, once we are no longer in technical default, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. When we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and March 31, 2003.

Revenues

As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no product revenues generated in the quarter ended March 31, 2004.

Expenses

Expenses decreased by approximately $.5 million to approximately $3.9 million in the 2004 quarter from approximately $4.4 million in the 2003 quarter.

Product and laboratory costs. These expenses increased by approximately $.4 million to $.8 million in the 2004 quarter, compared with $.4 million in the 2003 quarter. During 2004 we have increased our costs as we begin the commercial validation of our product. Increased costs in the 2004 quarter included $.3 million paid to Cambrex for contract production costs, and approximately $80,000 paid to the FDA as a filing fee to obtain a PMA to market OrCel for the treatment of venous stasis ulcers. Additionally we began clinical trials on diabetic foot ulcers and incurred approximately $30,000 in costs.

Consulting. During the current quarter, we did not incur any significant consulting expenses, as we have been focused on completing the venous stasis clinical trial, and as such have utilized primarily existing personnel.

Personnel. Personnel costs were comparable at approximately $1.0 in the 2004 and 2003 quarters.

General and Administrative. These expenses decreased by approximately $.2 million to $.4 million in the 2004 quarter from $.6 million in the 2003 quarter, primarily due to reductions in depreciation of $30,000, investor and public relations of $47,000, and $75,000 in insurance expenses incurred in 2004 compared with 2003.

Rent and Lease Termination Costs. Rent expense decreased by approximately $150,000 in the 2004 quarter to $121,000 from $273,000. In 2004 we leased laboratory space in New Jersey covering 800 square feet compared to 26,000 square feet in 2003. This accounted for $110,000 of the decrease in cost. The balance of the decrease was attributable to extra space that we occupied in our New York City office and laboratory facility in the 2003 quarter. Lease termination costs of $1.1 million in 2003 included .9 million in lease settlement costs we paid to the NJ Economic Development Authority, and $.2 million of other leasehold costs incurred directly by us. The lease was terminated in the second quarter of 2003.

Interest Expense. Interest expense increased by approximately $.6 million in the quarter ended March 31, 2004, compared with the expense incurred in the quarter ended March 31, 2003. Approximately $.3 million of the increase was due to the non-cash imputed interest accrued on the Paul Capital agreement. Although interest was accrued at 30% per annum for both periods, at March 31, 2004, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2004, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues. The additional $.3 million increase was attributable to the interest charges related to the outstanding promissory notes and advances payable.


LIQUIDITY AND CAPITAL RESOURCES

Since inception (March 12, 1991) through March 31, 2004, we have accumulated a deficit of approximately $107.4 million and we expect to continue to incur substantial operating losses until we obtain FDA approval to sell our product, OrCel, for the treatment of venous stasis ulcers and successfully market OrCel to the medical community. We have financed our operations primarily through private placements of our common stock, preferred stock, promissory notes payable and convertible debentures, our initial public offering, and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to March 31, 2004, we received approximately $78.5 million from our financing activities. This consisted of cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, cash proceeds from the issuance of debentures, promissory notes and preferred stock of $14.9 million, and a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the three months ended March 31, 2004, we used net cash for operating activities of approximately $1.9 million. Cash used in operating activities resulted primarily from our net loss of $3.9 million, offset by depreciation and amortization of approximately $.3 million and approximately $1.4 million of non-cash interest expense on the Paul Capital revenue interest assignment obligation.

In the quarter ended March 31, 2004, we received gross proceeds of $1.25 million consisting of $650,000 of 8% promissory notes due June 30, 2004 and $600,000 of advances payable. In April 2004 $480,000 of these advances payable were converted to 8% promissory notes due June 30, 2004. In the quarter we issued common stock to our placement agent equivalent to 5% of the face value of our outstanding $3.79 million in promissory notes, or 189,500 shares, in connection with these financings.

In August 2001 we entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed in consideration of Paul Capital paying us $10,000,000, to pay to Paul Capital 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. In accordance with the terms of the Revenue Interest Agreement, beginning on

January 1, 2003 we are required to make advances payments on the revenue interest obligation as follows: the first $0.6 million of annual net sales for the year ended December 31, 2003; the first $1.0 million of annual net sales for the year ended December 31, 2004 and the first $7.5 million of annual net sales for each subsequent calendar year thereafter through the year ending December 31, 2011. The Company did not pay Paul Capital $0.6 million in 2003 as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. We will not resume sales unless we obtain FDA approval for the use of OrCel in the treatment of venous stasis ulcers, which is not expected to occur before the second half of 2004.


As security for the performance of our obligations to Paul Capital, we have granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with Paul Capital provides that in certain events Paul Capital may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Capital for a price equal to the $10,000,000 Paul Capital paid us plus an amount that would yield Paul Capital a 30% internal rate of return on their investment. That repurchase price would have been approximately $19,915,835 as of March 31, 2004. Among the events that would entitle Paul Capital to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Capital provides that in determining such insolvency any amount we owe to Paul Capital is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Capital we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. If Paul Capital does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Capital could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

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

If a repurchase event occurred and Paul Capital required us to repurchase their interest in our revenues, we may not have sufficient cash funds to pay Paul Capital. As such, Paul Capital could foreclose on certain assets that are essential to our operations. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. At March 31, 2004, since the Company was in default of the solvency requirement under the Revenue Interest Assignment agreement, we provided for an amount that approximated what we would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to us that they intend to compel us to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

In February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. The original agreement and modifications to the agreement terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

The 50 shares of Series B preferred stock are held by Paul Capital. The Series B preferred stock is convertible into common shares at any time at the option of Paul Capital, based on a fixed conversion rate of the $10,000 per Series B preferred share liquidation amount of not less than $3.00 per common share, based on an alternative conversion rate of the $10,000 per Series B preferred share liquidation amount of 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a minimum conversion rate of $2.50 per common share of common stock.

The 948 shares of Series C preferred stock are convertible at any time at the option of the holders into 2,844,999 shares of common stock (the $6,000 per Series C preferred share liquidation amount at a conversion rate of $2.00 per common share).

The conversion rate may be reduced should we sell shares of our common stock at less than $2.00 per share. An accrued dividend of $478,800 (inclusive of $142,250 accrued in the current quarter) at March 31, 2004 has been provided within stockholders' equity / (deficit) as it is our intent to issue common shares in payment of these dividends. The Series C convertible preferred stock shall automatically convert if the common stock of the Company trades at a price equal to or greater than $6.00 per share for a period of 10 consecutive trading days. Additionally, each investor was issued 1,800 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share. Beginning May and July 2005 the Company may redeem the Series C warrants for $.10 per warrant of our common stock closes above $10.80 per share for 10 consecutive trading days.

The 483 Series D shares of preferred stock are convertible at any time at the option of the holders into 1,931,540 shares of common stock (the $10,000 per Series D preferred shares liquidation amount at a conversion rate of $2.50 per common share).

The preferred stock has redemption provisions, where upon occurrences of certain events, the holders can require us to redeem the shares. Such provisions include:

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

The redemption price is payable, at the option of the Company, in cash or in common stock. If we do not have sufficient authorized shares to effect the redemption payment in common stock, we may pay the remainder of the redemption in non-redeemable preferred stock with a dividend rate of 18%.

In October 2003, we entered into a cell therapy manufacturing agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for the commercial manufacture of Ortec's tissue engineered product, OrCel. It is expected that Cambrex will begin production of OrCel in the first half of 2004 and this inventory may be used for sale in the second half of 2004 if we receive FDA clearance to market OrCel for use on patients in the treatment of venous stasis ulcers. Pursuant to the terms of this agreement, we are required to pay Cambrex a monthly fee for the use of a production suite in their facility located in Walkersville, Maryland while we are in Phase I of the production plan, as defined by the agreement. During Phase I only, we may terminate this agreement by giving 6 months advance notice of the effective date of such termination. However no such termination will be effective prior to November 1, 2004. At any time during Phase I, we can elect to initiate Phase II of the agreement by written notice to Cambrex. The monthly payments we will make to Cambrex will increase if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will further increase by a small percentage each year. Such monthly payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of construction of that larger production facility. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future monthly payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we, or Cambrex, may terminate the agreement on 6 months notice by us and 12 months notice by Cambrex, except that such termination will not be effective prior to November 1, 2004. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for 6 years after the larger production facility is constructed. However, even after such construction we, and Cambrex, may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. Either Cambrex or we may elect the scale down period later than 3 years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments we must make to Cambrex.

As of March 31, 2004, payment of approximately $2.5 million of the approximately $3 million we owed to our trade creditors was past due. While we have arranged for payment of some our obligations over a period of time, and have to make some payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. Raising additional capital can be dependent on numerous factors, such as our ability to obtain regulatory approval for the commercial sale of OrCel to treat venous stasis ulcers, and, later diabetic foot ulcers as well as the general investment climate.


We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We have raised funds in the past through the public or private sale of equity securities and debentures, the issuance of promissory notes to lenders most of whom were investors in our Series C Convertible Preferred Stock, and through the agreement with Paul Capital. We will need to raise additional funds in the future through collaborative arrangements with a pharmaceutical sales company and through the sale of our securities to the public and through private placements, debt financing or short-term loans. We can give no assurance of the total amount of financing that will be secured. We are continuing to use the services of an investment banking firm in raising capital in 2004. Our capital funding requirements depend on numerous factors, including:

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

We have filed a registration statement with the Securities and Exchange Commission to register our sale of 6,000,000 shares of our common stock together with the issuance of warrants to purchase an additional 3,000,000 shares of our common stock. We hope that the proceeds we may receive from this offering will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at March 31, 2004 of approximately $421,000, as well as the additional funds we have raised and hope to raise from the registered offering will enable us to continue our operations for the next 12 months. However, we can give no assurance that additional investment or other funds can be secured. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

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

Item 3.   CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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












                                     PART II

Item 1.   LEGAL PROCEEDINGS

In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. In March 2004 the Company settled the litigation by agreeing to pay Amarex $673,060, of which we have paid $75,000 through April 2004. We are required to pay $60,000 each month thereafter until the obligation is paid in full. The settlement also provides that Amarex will release to us the work they previously performed for us in connection with our diabetic foot ulcer clinical trial.

Item 2.   CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

On February 6, 2004 we issued 189,500 shares to our placement agent, Burnham Hill Partners, a division of Pali Capital, Inc, and its designees. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving any public offering.

During the first quarter of 2004 we granted to 32 employees seven-year options under our Employee Stock Option Plan, to purchase an aggregate of 88,500 shares of our common stock, at an exercise price of $2.25 per share. The grant of such options was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) thereof because such option grants did not involve any public offering and because such option grants did not constitute sales of securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

The Board of Directors does not have a nominating committee and the usual functions of such committee are performed by the entire Board of Directors. Although the Board of Directors will consider nominees to serve as directors of Ortec recommended by security holders, the Board has not adopted any procedures to be followed by security holders in submitting such recommendations.







Item 6.  Exhibits and Reports on Form 8-K

(a)                Exhibit No.                  Description
                   -----------                  -----------
                      3.1           Restated Certificate of Incorporation
                                    (Incorporated by reference to Exhibit 3.2 of
                                    the Company's quarterly report on Form 10-Q
                                    for the period ended September 30, 2001,
                                    filed with the Commission on November 14,
                                    2001, Commission File No. 0-27368)
                      3.2           Amendment to Restated Certification of
                                    Incorporation (Incorporated by reference to
                                    Exhibit 3.2 of the Company's annual report
                                    on Form 10-K for the period ended December
                                    31, 2002, filed with the Commission on April
                                    15, 2003, Commission File No. 0-27368)
                      3.3           Amendment to Certificate of Incorporation
                                    adopted June 28, 2002, being a Certificate
                                    of Designation of the Relative Rights and
                                    Preferences of the Series A convertible
                                    preferred stock (Incorporated by reference
                                    to Exhibit 3.4 of the Company's quarterly
                                    report on Form 10-Q for the period ended
                                    June 30, 2002, filed with the Commission on
                                    August 19, 2002, Commission File No.
                                    0-27368)
                      3.4           Amendment to Certificate of Incorporation
                                    filed on August 26, 2002, being an Amended
                                    Certificate of Designation of the Relative
                                    Rights and Preferences of the Series B
                                    convertible preferred stock (Incorporated by
                                    reference to Exhibit 3.2 of the Company's
                                    annual report on Form 10-K for the period
                                    ended December 31, 2002, filed with the
                                    Commission on April 15, 2003, Commission
                                    File No. 0-27368)
                      3.5           Amendment to Certificate of Incorporation
                                    filed on May 23, 2003, being the Certificate
                                    of Designation of the Relative Rights and
                                    Preferences of the Series C convertible
                                    preferred stock (Incorporated by reference
                                    to Exhibit 3.5 of the Company's quarterly
                                    report on Form 10-Q for the period ended
                                    June 30, 2003, filed with the Commission on
                                    August 14, 2003, Commission File No. 0-27368)
                      3.6           Amendment to Certificate of Incorporation
                                    filed on June 10, 2003 (Incorporated by
                                    reference to Exhibit 3.6 of the Company's
                                    annual report on Form 10-K for the period
                                    ended December 31, 2003, filed with the
                                    Commission on March 30, 2004, Commission
                                    File No. 0-27368)
                      3.7           Amendment to Certificate of Incorporation
                                    filed on August 19, 2003 being the
                                    Certificate of Designation of the Relative
                                    Rights and Preferences of the Series D
                                    convertible preferred stock (Incorporated by
                                    reference to Exhibit 3.6 of the Company's
                                    quarterly report on Form 10-Q for the period
                                    ended September 30, 2003, filed with the
                                    Commission on November

                                    14, 2003, Commission File No. 0-27368)
                     3.8            By-Laws (Incorporated by reference to the Exhibit of the Company's Registration
                                    Statement on Form SB-2, or Amendment 1 thereto, filed with the Commission,
                                    Commission File No. 33-96090)
                    31.1 *          Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer
                    31.2 *          Rule 13a-14(a) / 15d -14 (a) Certification of Principal Financial Officer
                    32.1 *          Section 1350 Certification of Principal Executive Officer
                    32.2 *          Section 1350 Certification of Principal Financial Officer

---------------------
* filed herewith

(b) Reports on Form 8-K

    We did not file any reports on Form 8-K in the first quarter of 2004.














                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.


      Date:  May 17, 2004               By:  /s/ Steven Katz
                                             -----------------------------------
                                             Steven Katz, PhD
                                             Chairman
                                             (Principal Executive Officer)



      Date:  May 17, 2004               By:  /s/ Ron Lipstein
                                             -----------------------------------
                                             Ron Lipstein
                                             Vice Chairman/CEO and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                            STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as.....................  'r'