Form 10-K/A
period 2003-12-31
ORTEC INTERNATIONAL INC
filed 2004-06-24
CIK 889992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K/A
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 (State or other jurisdiction             (I.R.S. Employer
     of incorporation or                 Identification No.)
        organization)

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

         The number of shares outstanding of the Registrant's common stock is 5,422,665 (as of March 23, 2004) (giving effect to issuance of 242,931 shares as a result of conversion of 60.7309 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.) The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $13,620,053 (as of March 23, 2004, based upon a closing price of the Company's Common Stock on the Nasdaq Bulletin Board on such date of $2.53).

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                            ORTEC INTERNATIONAL, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                              ITEMS IN FORM 10-K/A

                                                                                                               Page
                                                                                                               ----
Facing page
Part I
------
         Item 1.  Business........................................................................................1
         Item 2.  Properties....................................................................................N/A
         Item 3.  Legal Proceedings.............................................................................N/A
         Item 4.  Submission of Matters to a Vote of Security Holders...........................................N/A
Part II
         Item 5.  Market for the Registrant's Common Equity and Related
                       Stockholder Matters......................................................................N/A
         Item 6.  Selected Financial Data.......................................................................N/A
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................................N/A
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk...................................................................................N/A
         Item 8.  Financial Statements and Supplementary Data...................................................N/A
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure........................................................N/A
Part III
         Item 10. Directors and Executive Officers of the Registrant............................................N/A
         Item 11. Executive Compensation........................................................................N/A
         Item 12. Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters..............................................N/A
         Item 13. Certain Relationships and Related Transactions................................................N/A
         Item 14. Controls and Procedures.......................................................................N/A
Part IV
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................11
Signatures.......................................................................................................14

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

         Our agreement with Cambrex requires us to pay Cambrex $1,200,000 a year for the use of a Cambrex production facility in Walkersville, Maryland. The annual payments we will make to Cambrex will increase to $2,100,000 per year if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will increase by a small percentage each year. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of the construction of that larger production facility. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex, except that such termination will not be effective prior to November 1, 2004. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. If we elect the scale down period after one year we must pay Cambrex $2,625,000 and if we elect the scale down period after two years we must pay Cambrex $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, we will have to pay Cambrex the following amounts:


           If termination occurs after the
      following anniversary of the construction
          of the larger production facility                         Amount of Payment
          ---------------------------------                         -----------------
              6 years                                                $1,050,000
              5 years, but less than 6 years                          1,575,000
              4 years, but less than 5 years                          2,625,000
              3 years, but less than 4 years                          3,675,000
              2 years, but less than 3 years                          5,250,000
              1 year but less than 2 years                            6,300,000

         In addition, upon such termination we will forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against future payments we may have to make to Cambrex.

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

        3.6       Amendment to Certificate of Incorporation filed on June 10,
                  2003. (12)

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

        3.8       By-Laws (7)

        10.1      Agreement with Cambrex BioScience of Walkersville, Inc.;
                  redacted (9)

        10.2      Agreement with Paul Capital Royalty Acquisition Fund L.P.;
                  redacted (10)

        10.3 Termination of Employment Agreements between the Registrant and Steven Katz, Ron Lipstein and Alain Klapholz (11)

        10.4      Lease with Audubon Biomedical Science and Technology Park (2)

         14       Code of Ethics (12)

         23.      Consent of Grant Thornton LLP (12)

        31.1      Certifications (Principal Executive Officer) (8)

        31.2      Certifications (Principal Financial Officer) (8)

        32.1      Certification of Principal Executive Officer (8)

        32.2      Certification of Principal Financial Officer (8)


----------------------

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

(12) Filed as an Exhibit to our Annual Report for our Form 10-K for the year ended December 31, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 23, 2004                          Ortec International, Inc.

                                                  By: /s/ Ron Lipstein
                                                      ----------------
                                                      Ron Lipstein
                                                      Chief Executive Officer

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as..............................'SS'