Form 10QSB
period 2004-06-30
ORTEC INTERNATIONAL INC
filed 2004-08-06
CIK 889992

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

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

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's common stock is 5,569,865 (as of August 6, 2004)

================================================================================

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED June 30,2004

                              ITEMS IN FORM 10-QSB

                                                                           Page
                                                                           ----
Facing page

Part I - FINANCIAL INFORMATION

             Item 1. Condensed Financial Statements (Unaudited)               3

             Item 2. Management's Discussion and Analysis of                 18
                     Financial Condition and Results of Operation

             Item 3. Controls and Procedures                                 24

Part II - OTHER INFORMATION

             Item 1. Legal Proceedings                                     None

             Item 2. Changes in Securities                                 None

             Item 3. Default Upon Senior Securities                        None

             Item 4. Submission of Matters to a Vote of Security Holders   None

             Item 5. Other Information                                     None

             Item 6. Exhibits and Reports on Form 8-K                        26

SIGNATURES                                                                   27

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                              JUNE 30, 2004   DECEMBER 31,2003
                                                                              -------------   ----------------
                                                                               (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $     315,239     $   1,328,387
   Prepaid and other current assets                                                 279,012            33,756
                                                                              -------------     -------------
Total current assets                                                                594,251         1,362,143
Property and equipment (net of accumulated depreciation:
      2004 - $3,932,400; 2003 - $3,749,251)                                         467,305           589,840
Patent application costs (net of accumulated amortization:
      2004 - $393,194; 2003 - $352,998)                                             617,880           620,513
Deferred financing costs (net of accumulated amortization:
      2004 - $16,858; 2003 - $13,883)                                                98,555            45,617
Deposits and other assets                                                           139,158           114,158
                                                                              -------------     -------------
Total assets                                                                  $   1,917,149     $   2,732,271
                                                                              =============     =============
               LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                      $   3,668,922     $   4,451,848
   Due to founder                                                                   392,933           398,574
   Insurance premium financing payable                                              125,709                --
   Capital lease obligation, current (net of unamortized debt discount,
      2004 - $18,500)                                                                96,994           150,937
   Loan payable - current                                                           175,620           168,668
   Advances payable                                                                      --           130,000
   Promissory notes (net of unamortized debt discount, 2004 - $86,550
      and 2003 - $271,000)                                                        7,590,724         2,869,000
   Obligation under revenue interest assignment                                  21,378,540        18,553,856
                                                                              -------------     -------------
Total current liabilities                                                        33,429,442        26,722,883
   Promissory notes - noncurrent                                                    111,920                --
   Loan payable - noncurrent                                                        355,153           444,737
   Capital lease obligation - noncurrent                                             49,114            41,058
                                                                              -------------     -------------
Total liabilities                                                                33,945,629        27,208,678
COMMITMENTS AND CONTINGENCIES
Shareholders' equity/(deficit):
   Common stock, $.001 par value; authorized, 200,000,000 shares;
      shares issued and outstanding: 2004: 5,422,665 and 5,420,665;
      2003: 5,233,165 and 5,231,165, respectively                                     5,422             5,233
   Preferred stock, $.001 par value, authorized 1,000,000 shares:
      Redeemable convertible -
         Series B, stated value $10,000 per share; authorized 1,200
            shares; 50 shares issued; liquidation preference $500,000               270,859           270,859
         Series C, stated value $6,000 per share; authorized 2,000
            shares; 948 shares issued; liquidation preference $5,690,000          3,667,041         3,667,041
      Convertible - Series D, stated value $10,000 per share; authorized
         2,000 shares; 483 shares issued; liquidation preference $4,828,850       2,628,602         2,628,602
   Additional paid-in capital                                                    73,270,204        72,437,243
   Deficit accumulated during the development stage                            (111,692,963)     (103,307,740)
   Treasury stock, 2,000 shares, at cost                                           (177,645)         (177,645)
                                                                              -------------     -------------
Total shareholders' equity (deficit)                                            (32,028,480)      (24,476,407)
                                                                              -------------     -------------
Total liabilities and shareholders' equity (deficit)                          $   1,917,149     $   2,732,271
                                                                              =============     =============

See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Cumulative from
                                      Three months ended June 30,    Six months ended June 30,    March 12, 1991
                                      ---------------------------   --------------------------    (inception) to
                                           2004          2003           2004          2003        June 30, 2004
                                       -----------   -----------    -----------   ------------   ---------------
Product  revenue                       $        --   $        --    $        --   $         --    $     265,665
                                       -----------   -----------    -----------   ------------    -------------

Expenses
   Product and laboratory costs            532,242       501,974      1,308,011        883,683       25,460,135
   Rent                                    121,740       119,641        242,708        364,606        3,733,220
   Consulting                                   --         3,151         11,895        (29,131)       5,701,501
   Personnel                             1,004,506     1,049,865      1,963,911      2,020,435       35,292,346
   General and administrative              401,274       487,536        831,924      1,092,114       18,202,981
   Interest and other expense            2,124,951     1,153,732      3,749,093      2,222,283       16,784,995
   Lease termination costs                      --       (11,077)            --      1,119,166        1,119,166
   Loss on extinguishment of debt
      and series A preferred stock              --            --             --             --        1,004,027
   Interest and other income                (1,540)          (29)       (26,819)       (14,698)      (2,298,804)
                                       -----------   -----------    -----------   ------------    -------------
                                         4,183,173     3,304,793      8,080,723      7,658,458      104,999,567
                                       -----------   -----------    -----------   ------------    -------------
Net loss                                (4,183,173)   (3,304,793)    (8,080,723)    (7,658,458)    (104,733,902)

Preferred stock dividends                  157,250        55,595        304,500        978,672        2,690,061
Preferred stock deemed
   dividends and discounts                      --     1,120,000             --      4,179,000        4,269,000
                                       -----------   -----------    -----------   ------------    -------------
Net loss applicable to common
   shareholders                        $(4,340,423)  $(4,480,388)   $(8,385,223)  $(12,816,130)   $(111,692,963)
                                       ===========   ===========    ===========   ============    =============
Net loss per share
   Basic and diluted                   $     (0.80)  $     (1.19)   $     (1.55)  $      (4.09)   $     (111.99)
                                       ===========   ===========    ===========   ============    =============
Weighted average shares outstanding
   Basic and diluted                     5,453,127     3,777,995      5,415,227      3,132,558          997,315
                                       ===========   ===========    ===========   ============    =============

Shares outstanding and per share amounts adjusted to reflect one for ten reverse stock split declared on June 24, 2003

See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                        Common Stock             Preferred Stock
                                                      ----------------   ------------------------------
                                                       Shares   Amount   Series B   Series C   Series D
                                                      -------   ------   --------   --------   --------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                           155,382    $155
   First private placement ($3.00 cash per share)      21,744      22
   The Director ($11.50 and $53.00 cash per share)     14,902      15
   Second private placement ($94.25 cash per share)     5,302       5
Share issuance expense
Net loss

                                                      -------    ----    --------   --------   --------
Balance at December 31, 1991                          197,330     197

Issuance of stock
   Second private placement ($94.25 cash per share)     4,932       5
   Stock purchase agreement with the Director
      ($94.25 cash per share)                           3,182       3
Share issuance expense
Net loss

                                                      -------    ----    --------   --------   --------
Balance at December 31, 1991                          205,444     205

Issuance of stock
   Third private placement ($100.00 cash per share)    13,215      13
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)        11,112      11
   Stock purchase agreement with the Director
      ($94.25 cash per share)                           2,122       2
   Shares issued in exchange for commission
      ($100.00 value per share)                            60       1
Share issuance expenses
Net loss

                                                      -------    ----    --------   --------   --------
Balance at December 31, 1993 (carried forward)        231,953    $232

                                                                     Deficit
                                                                   accumulated
                                                      Additional     during the                    Total
                                                        paid-in    development    Treasury     shareholders'
                                                        capital        stage        stock    equity/(deficit)
                                                      ----------   ------------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                           $      715                                $       870
   First private placement ($3.00 cash per share)         64,978                                     65,000
   The Director ($11.50 and $53.00 cash per share)       249,985                                    250,000
   Second private placement ($94.25 cash per share)      499,995                                    500,000
Share issuance expense                                   (21,118)                                   (21,118)
Net loss                                                                                           (281,644)
                                                                   $  (281,644)

                                                      ----------   -----------    --------      -----------
Balance at December 31, 1991                             794,555      (281,644)                     513,108

Issuance of stock
   Second private placement ($94.25 cash per share)      465,468                                    465,473
   Stock purchase agreement with the Director
      ($94.25 cash per share)                            299,995                                    299,998
Share issuance expense                                   (35,477)                                   (35,477)
Net loss                                                              (785,941)                    (785,941)

                                                      ----------   -----------    --------      -----------
Balance at December 31, 1991                           1,524,541    (1,067,585)                     457,161

Issuance of stock
   Third private placement ($100.00 cash per share)    1,321,487                                  1,321,500
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)          999,988                                    999,999
   Stock purchase agreement with the Director
      ($94.25 cash per share)                            199,998                                    200,000
   Shares issued in exchange for commission
      ($100.00 value per share)                            5,999                                      6,000
Share issuance expenses                                 (230,207)                                  (230,207)
Net loss                                                            (1,445,624)                  (1,445,624)

                                                      ----------   -----------    --------      -----------
Balance at December 31, 1993 (carried forward)        $3,821,806   $(2,513,209)                 $ 1,308,829

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                         Common Stock             Preferred Stock
                                                       ---------------    ------------------------------
                                                        Shares   Amount   Series B   Series C   Series D
                                                       -------   ------   --------   --------   --------
          (brought forward)                            231,953    $232
Issuance of stock
   Fourth private placement ($100.00 cash per share)     3,946       4
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)         5,000       5
Share issuance expense
Net loss

                                                       -------   -----    --------   --------   --------
Balance at December 31, 1994                           240,899     241

Rent forgiveness
Net loss
                                                       -------   -----    --------   --------   --------
Balance at December 31, 1995                           240,899     241

Initial public offering                                120,000     120
Exercise of warrants                                     3,389       3
Fifth private placement ($64.90 cash per share)         95,911      96
Share issuance expenses
Stock options issued for services
Net loss

                                                       -------   -----    --------   --------   --------
Balance at December 31, 1996                           460,199     460

Exercise of warrants                                   115,878     116
Share issuance expenses
Stock options and warrants issued for services
Net loss

                                                       -------   -----    --------   --------   --------
Balance at December 31, 1997 (carried forward)         576,077    $576

                                                                        Deficit
                                                                      accumulated
                                                        Additional    during the                     Total
                                                         paid-in      development    Treasury      shareholders'
                                                         capital         stage        stock     equity/(deficit)
                                                       -----------   ------------   ---------   ----------------
          (brought forward)                            $ 3,821,806   $ (2,513,209)                 $ 1,308,829
Issuance of stock
   Fourth private placement ($100.00 cash per share)       397,708                                     397,712
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)           499,995                                     500,000
Share issuance expense                                      (8,697)                                     (8,697)
Net loss                                                               (1,675,087)                  (1,675,087)

                                                       -----------   ------------   ---------      -----------
Balance at December 31, 1994                             4,710,812     (4,188,296)                     522,757

Rent forgiveness                                            40,740                                      40,740
Net loss                                                               (1,022,723)                  (1,022,723)
                                                       -----------   ------------   ---------      -----------
Balance at December 31, 1995                             4,751,552     (5,211,019)                    (459,226)

Initial public offering                                  5,999,880                                   6,000,000
Exercise of warrants                                        33,882                                      33,885
Fifth private placement ($64.90 cash per share)          6,220,701                                   6,220,797
Share issuance expenses                                 (1,580,690)                                 (1,580,690)
Stock options issued for services                          152,000                                     152,000
Net loss                                                               (2,649,768)                  (2,649,768)

                                                       -----------   ------------   ---------      -----------
Balance at December 31, 1996                            15,577,325     (7,860,787)                   7,716,998

Exercise of warrants                                    10,822,675                                  10,822,791
Share issuance expenses                                   (657,508)                                   (657,508)
Stock options and warrants issued for services             660,000                                     660,000
Net loss                                                               (4,825,663)                  (4,825,663)

                                                       -----------   ------------   ---------      -----------
Balance at December 31, 1997 (carried forward)         $26,402,492   $(12,686,450)                 $13,716,618

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                       Common Stock              Preferred Stock
                                                     ----------------   ------------------------------
                                                      Shares   Amount   Series B   Series C   Series D
                                                     -------   ------   --------   --------   --------
   (brought forward)                                 576,077    $576

Exercise of warrants                                  22,149      22
Stock options and warrants issued for services
Sixth private placement                               20,000      20
Warrants issued in Sixth private placement
Share issuance expenses
Purchase of 660 shares of treasury (at cost)
Net loss

                                                     -------    ----    --------   --------   --------
Balance at December 31, 1998                         618,226     618

Exercise of warrants                                   1,410       1
Stock options and warrants issued for services
Seventh private placement ($87.50 cash per share)     38,916      39
Warrants issued in Seventh private placement
Eighth private placement ($55.00 cash per share)     163,637     164
Share issuance expenses
Purchase of 910 shares of treasury (at cost)
Net loss

                                                     -------    ----    --------   --------   --------
Balance at December 31, 1999                         822,189     822

Exercise of options and warrants                      17,554      17
Stock options and warrants issued for services
Ninth private placement ($150.00 cash per share)       6,667       7
Warrants issued in Ninth private placement
Tenth private placement ($67.50 cash per share)      124,757     125
Share issuance expenses
Purchase of 430 shares of treasury stock (at cost)
Net loss

                                                     -------    ----    --------   --------   --------
Balance at December 31, 2000 (carried forward)       971,167    $971

                                                                      Deficit
                                                                    accumulated
                                                      Additional    during the                      Total
                                                       paid-in      development    Treasury     shareholders'
                                                       capital        stage         stock     equity/(deficit)
                                                     -----------   ------------   ---------   ----------------
   (brought forward)                                 $26,402,492   $(12,686,450)                $ 13,716,618

Exercise of warrants                                   1,281,935                                   1,281,957
Stock options and warrants issued for services         1,920,111                                   1,920,111
Sixth private placement                                1,788,678                                   1,788,698
Warrants issued in Sixth private placement               211,302                                     211,302
Share issuance expenses                                 (48,000)                                     (48,000)
Purchase of 660 shares of treasury (at cost)                                      $ (67,272)         (67,272)
Net loss                                                             (8,412,655)                  (8,412,655)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 1998                          31,556,518    (21,099,105)    (67,272)      10,390,759

Exercise of warrants                                      14,102                                      14,103
Stock options and warrants issued for services            64,715                                      64,715
Seventh private placement ($87.50 cash per share)      3,168,746                                   3,168,785
Warrants issued in Seventh private placement             468,291                                     468,291
Eighth private placement ($55.00 cash per share)       8,999,838                                   9,000,002
Share issuance expenses                                 (619,908)                                   (619,908)
Purchase of 910 shares of treasury (at cost)                                        (75,518)         (75,518)
Net loss                                                            (10,040,509)                 (10,040,509)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 1999                          43,652,302    (31,139,614)   (142,790)      12,370,720

Exercise of options and warrants                         327,265                                     327,282
Stock options and warrants issued for services            56,265                                      56,265
Ninth private placement ($150.00 cash per share)         999,998                                   1,000,005
Warrants issued in Ninth private placement                23,000                                      23,000
Tenth private placement ($67.50 cash per share)        8,420,946                                   8,421,071
Share issuance expenses                                 (641,500)                                   (641,500)
Purchase of 430 shares of treasury stock (at cost)                                  (34,855)         (34,855)
Net loss                                                            (12,129,663)                 (12,129,663)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2000 (carried forward)       $52,838,276   $(43,269,277)  $(177,645)    $  9,392,325

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                        Common Stock                 Preferred Stock
                                                     ------------------   ---------------------------------
                                                       Shares    Amount     Series B    Series C   Series D
                                                     ---------   ------   -----------   --------   --------
   (brought forward)                                   971,167   $  971

Stock options and warrants issued for services
Net loss

                                                       -------   ------   -----------   --------   --------
Balance at December 31, 2001                           971,167      971

Exercise of options and warrants                        35,723       36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock
   conversion benefit
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                               $ 9,382,742
Warrants issued and exercised with preferred stock     938,275      938    (3,479,043)
Shares issuance costs - preferred stock                                      (866,612)
Preferred stock dividends                              375,312      375
Net loss

                                                       -------   ------   -----------   --------   --------
Balance at December 31, 2002 (carried forward)       2,320,477   $2,320   $ 5,037,087

                                                                      Deficit
                                                                    accumulated
                                                      Additional    during the                     Total
                                                       paid-in      development    Treasury     shareholders'
                                                       capital         stage        stock     equity/(deficit)
                                                     -----------   ------------   ---------   ----------------
   (brought forward)                                 $52,838,276   $(43,269,277)  $(177,645)    $  9,392,325

Stock options and warrants issued for services           188,080                                     188,080
Net loss                                                            (15,885,377)                 (15,885,377)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2001                          53,026,356    (59,154,654)   (177,645)      (6,304,972)

Exercise of options and warrants                             321                                         357
Stock options and warrants issued for services           113,060                                     113,060
Warrants issued with convertible debentures              440,523                                     440,523
Warrants issued with convertible redeemable
   preferred stock                                       559,289                                     559,289
Convertible debenture conversion benefit               1,042,663                                   1,042,663
Redeemable convertible preferred stock
   conversion benefit                                  1,097,886                                   1,097,886
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                                                        9,382,742
Warrants issued and exercised with preferred stock     3,485,443                                       7,338
Shares issuance costs - preferred stock                  304,615                                    (561,997)
Preferred stock dividends                              1,125,559     (1,125,934)                          --
Net loss                                                            (21,578,021)                 (21,578,021)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2002 (carried forward)       $61,195,715   $(81,858,609)  $(177,645)    $(15,801,132)

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                  Common Stock                  Preferred Stock
                                               ------------------   --------------------------------------
                                                 Shares    Amount     Series B      Series C     Series D
                                               ---------   ------   -----------   -----------   ----------
   (brought forward)                           2,320,477   $2,320   $ 5,037,087

Exercise of options and warrants                 398,750      399
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                     2,000,000   $ 5,690,000
Warrants issued with preferred stock                                   (490,567)   (1,225,632)
Warrants issued for services
Share issuance costs - preferred stock                                 (393,488)     (797,327)
Conversion of series B preferred stock (605
   shares) into common stock                   2,421,556    2,422    (3,253,571)
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                             (2,628,602)                $2,628,602
Preferred stock deemed dividends and
   discounts
Preferred stock dividends                         92,308       92
Common stock dividend to be distributed on
   series C preferred stock
Common stock to be issued in connection with
   promissory notes
Adjustment for one for ten reverse stock
   split                                              74
Net loss

                                               ---------   ------   -----------   -----------   ----------
Balance at December 31, 2003                   5,233,165    5,233       270,859     3,667,041    2,628,602

Common stock issued in connection with
   promissory notes                               32,500       32
Common stock issued in connection with
   previously issued promissory notes            157,000      157
Common stock to be issued in connection
   with promissory notes
Common stock dividend to be distributed on
   series B and C preferred stock
Warrant to be issued in connection with
   lease
Net loss
                                               ---------   ------   -----------   -----------   ----------
Balance at June 30, 2004                       5,422,665   $5,422   $   270,859   $ 3,667,041   $2,628,602
                                               =========   ======   ===========   ===========   ==========

                                                                Deficit
                                                              accumulated
                                                Additional     during the                      Total
                                                 paid-in      development     Treasury     shareholders'
                                                 capital         stage         Stock     equity/(deficit)
                                               -----------   -------------   ---------   ----------------
   (brought forward)                           $61,195,715   $ (81,858,609)  $(177,645)    $(15,801,132)

Exercise of options and warrants                    12,567                                       12,966
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                                             7,690,000
Warrants issued with preferred stock             1,716,199                                           --
Warrants issued for services                        87,000                                       87,000
Share issuance costs - preferred stock             359,078                                     (831,737)
Conversion of series B preferred stock (605
   shares) into common stock                     3,251,149                                           --
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                                                             --
Preferred stock deemed dividends and
   discounts                                     4,269,000      (4,269,000)                          --
Preferred stock dividends                          922,985        (923,077)                          --
Common stock dividend to be distributed on
   series C preferred stock                        336,550        (336,550)                          --
Common stock to be issued in connection with
   promissory notes                                287,000                                      287,000
Adjustment for one for ten reverse stock
   split
Net loss                                                       (15,920,504)                 (15,920,504)

                                               -----------   -------------   ---------     ------------
Balance at December 31, 2003                    72,437,243    (103,307,740)   (177,645)     (24,476,407)

Common stock issued in connection with
   promissory notes                                 58,968                                       59,000
Common stock issued in connection with
   previously issued promissory notes                 (157)                                          --
Common stock to be issued in connection
   with promissory notes                           451,150                                      451,150
Common stock dividend to be distributed on
   series B and C preferred stock                  304,500        (304,500)                          --
Warrant to be issued in connection with
   lease                                            18,500                                       18,500
Net loss                                                        (8,080,723)                  (8,080,723)
                                               -----------   -------------   ---------     ------------
Balance at June 30, 2004                       $73,270,204   $(111,692,963)  $(177,645)    $(32,028,480)
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

                            ORTEC INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Cumulative from
                                                              Six Months Ended June 30,    March 12, 1991
                                                              -------------------------    (inception) to
                                                                  2004         2003        June 30, 2004
                                                              -----------   -----------   ---------------
Cash flows from operating activities
   Net loss                                                   $(8,080,723)  $(7,658,458)   $(104,733,902)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                            959,578       317,176        5,767,484
         Allowance for doubtful accounts                               --            --            5,374
         Unrealized loss on marketable securities                      --            --           11,404
         Realized loss on marketable securities                        --            --            5,250
         (Gain) Loss on sale of property and equipment            (26,802)           --          (58,642)
         Cost to terminate lease on New Jersey facility                --     1,130,243          836,032
         Non-cash stock compensation                                   --            --        3,241,231
         Non-cash imputed interest                              2,824,684     2,172,164       14,731,690
         Loss on extinguishment of debt and series A
            preferred stock                                            --            --        1,004,027
         Purchase of marketable securities                             --            --      (19,075,122)
         Sales of marketable securities                                --            --       19,130,920
         Changes in operating assets and liabilities
            Prepaid and other current assets                       33,261        52,180           91,872
            Accounts payable and accrued liabilities               48,902      (354,952)       4,927,651
                                                              -----------   -----------    -------------

   Net cash used in operating activities                       (4,241,100)   (4,341,647)     (74,114,731)
                                                              -----------   -----------    -------------

Cash flows from investing activities
   Purchases of property and equipment                            (59,033)         (750)      (4,524,753)
   Proceeds from sale of property and equipment                    14,025            --          145,926
   Payments for patent applications                               (37,563)      (32,011)      (1,009,294)
   Organization costs                                                  --            --          (10,238)
   Deposits                                                            --            --         (806,273)
   Purchases of marketable securities                                  --            --         (594,986)
   Sale of marketable securities                                       --            --          522,532
                                                              -----------   -----------    -------------

   Net cash used in investing activities                          (82,571)      (32,761)      (6,277,086)
                                                              -----------   -----------    -------------

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                      Cumulative from
                                                          Six Months Ended June 30,    March 12,1991
                                                          -------------------------    (inception) to
                                                               2004        2003        June 30, 2004
                                                           -----------   ----------   ---------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                 $ 3,890,000   $       --     $ 7,545,500
   Proceeds from issuance of common stock                           --                   53,550,522
   Proceeds from exercise of warrants                               --       11,418          20,660
   Share issuance and other financing costs                    (55,914)    (772,796)     (5,399,327)
   Purchase of treasury stock                                       --           --        (177,645)
   Proceeds from issuance of loan payable                           --           --       1,446,229
   Proceeds from obligations under Revenue Interest
      Assignment                                                    --           --      10,000,000
   Proceeds from issuance of convertible debentures                 --           --       5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                              --           --       1,200,000
   Proceeds from issuance of preferred stock - series B             --    2,000,000       3,070,000
   Proceeds from issuance of preferred stock - series C             --    5,340,000       5,690,000
   Advances received                                                --      130,000         130,000
   Repayment of capital lease obligations                      (78,366)     (69,344)       (443,016)
   Repayment of loan payable                                   (82,632)     (76,218)       (944,388)
   Repayment of obligations under Revenue Interest
      Assignment                                                    --         (265)        (11,414)
   Repayment of insurance premium financing payable           (154,291)          --        (154,291)
   Repayment of notes payable                                 (208,274)          --        (723,774)
                                                           -----------   ----------     -----------

      Net cash provided by financing activities              3,310,523    6,562,795      80,707,056
                                                           -----------   ----------     -----------

      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                          (1,013,148)   2,188,387         315,239

Cash and cash equivalents at beginning of period             1,328,387      826,227              --
                                                           -----------   ----------     -----------

Cash and cash equivalents at end of period                 $   315,239   $3,014,614     $   315,239
                                                           ===========   ==========     ===========

Cash paid during the period for:
Interest                                                   $   135,248   $   44,931     $   784,129
                                                           ===========   ==========     ===========
Income taxes                                               $       500   $      750     $   201,076
                                                           ===========   ==========     ===========

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                       Cumulative from
                                                           Six Months Ended June 30,    March 12, 1991
                                                           -------------------------    (inception) to
                                                               2004        2003         June 30, 2004
                                                             --------   ----------     ---------------
Supplemental disclosures of cash flow information:
   Noncash investing and financing activities
      Assets acquired under capital leases                   $ 52,462   $       --        $  620,806
      Deferred offering costs included in
         accrued professional fees                                 --           --           314,697
      Financing costs - other long-term obligations                                           59,500
      Forgiveness of rent payable                                  --           --            40,740
      Share issuance expenses - warrants                           --           --           255,000
      Dividends on series B preferred stock paid in
         common shares                                         20,000      923,077         2,069,011
      Dividends on series C preferred stock paid in           284,500           --           284,500
         common shares
      Accretion of discount on preferred stock                     --    4,179,000         4,269,000
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants               --       86,692           391,307
      Share issuance expenses for series C preferred
         stock incurred through issuance of warrants               --      272,386           272,386
      Share issuance of series D preferred stock in
         exchange for series B preferred stock                     --           --         2,628,602
      Equipment transferred in satisfaction of deposit         25,000           --           100,000
      Discount on promissory notes                            510,150           --           797,150
      Insurance premium financing of prepaid insurance        280,000           --           280,000
      Accounts payable converted to promissory notes          837,468           --           837,468
      Advances converted to promissory notes                  130,000           --           130,000
      Warrant issued in connection with lease                  18,500           --            18,500

      See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                             June 30, 2004 and 2003

1 - FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 2004, and the condensed statements of operations for the three and six-month periods ended June 30, 2004 and 2003, and statements of shareholders' equity (deficiency) and cash flows for the six months ended June 30, 2004 and 2003 and for the period from March 12, 1991 (inception) to June 30, 2004, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, results of operations for the three and six month periods ended June 30, 2004 and 2003, and stockholders equity (deficiency) and cash flows for the six month periods ended June 30, 2004 and 2003 and for the period from March 12, 1991 (inception) through June 30, 2004, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2003 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six-month period ended June 30, 2004, are not necessarily indicative of the operating results for the full year or any other interim period. The condensed balance sheet as of December 31, 2003 has been derived from the Company's audited balance sheet as of that date.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $8.1 million during the six months ended June 30, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $32.8 million, its total liabilities exceeded its total assets by $32 million and the Company has a deficit accumulated in its development stage of $111.7 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We are continuing our equity financing efforts with an investment banking firm and we are currently exploring other potential collaborative arrangements with companies for sales and marketing and distribution of our product. We hope to raise additional funding to enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at June 30, 2004, (approximately $.3 million) together with the additional funds we hope to raise will enable us to continue our operations for the next 12 months.

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

3 - NET LOSS PER SHARE

As of June 30, 2004, an aggregate of 4,782,798 outstanding warrants and options and an aggregate of 4,976,539 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.50 for the Series B, C, and D preferred respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the three and six months ended June 30, 2004 includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

As of June 30, 2003, an aggregate of 4,728,032 outstanding warrants and options, and an aggregate of 4,768,208 shares of common stock issuable upon the conversion of the preferred stock outstanding, if Series B were converted at $2.50 and $3.00 and Series C were converted at $2.00, were excluded from the weighted average share calculations, as the effect would be antidilutive. Basic and diluted loss per share, for the three and six months ended June 30, 2003, includes warrants to purchase 187,212 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

4 - EMPLOYEES STOCK OPTIONS

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended June 30, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and six months ended June 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                           Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                           June 30, 2004     June 30, 2004    June 30, 2003     June 30, 2003
--------------------------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders, as reported                $(4,340,423)     $(8,385,223)      $(4,480,388)     $(12,816,130)
--------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method                      (89,000)        (178,000)       (1,003,000)       (1,186,000)
--------------------------------------------------------------------------------------------------------------
Pro forma net loss applicable to common
   shareholders                             $(4,429,423)     $(8,563,223)      $(5,483.388)     $(14,002,130)
--------------------------------------------------------------------------------------------------------------
Loss per share:
--------------------------------------------------------------------------------------------------------------
   Basic and Diluted - as reported          $     (0.80)     $     (1.55)      $     (1.19)     $      (4.09)
--------------------------------------------------------------------------------------------------------------
   Basic and Diluted - pro forma            $     (0.81)     $     (1.58)      $     (1.45)     $      (4.47)
--------------------------------------------------------------------------------------------------------------

5 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENTS

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

In consideration for the $10,000,000, Paul Capital will receive a minimum of 3.33% of end user sales of the Company's products in the U.S., Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Capital was entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Capital and the Company for those advance payments. Such annual amounts that Paul Capital will be able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The Company has not paid Paul Capital any advances, as there were no sales since we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. The amounts received from Paul Capital have been classified as debt. Pursuant to the default provisions under the agreement which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to one hundred thirty (130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest has been accrued at 30% per annum. For the six months ended June 30, 2004 and 2003, the Company has accordingly recorded interest expense related to this obligation of $2,824,684 and $2,172,164, respectively. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved.

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

At June 30, 2004, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Capital agreement. Although Paul Capital has had the right for well over a year to compel the Company to repurchase its interest in the Company's revenues at the price provided in the Company's agreement, Paul Capital has so far not exercised that right. At June 30, 2004, since the Company was in default of the solvency requirement under the Revenue Interest Assignment agreement, the Company provided for an amount that approximated what it would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to the Company that they intend to compel it to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

The Company granted Paul Capital a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Capital under this agreement.

6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the six months ended June 30, 2004:

                               Stock Options    Warrants     Total
                               -------------   ---------   ---------
Balance at December 31, 2003     1,622,599     3,085,173   4,707,772
Granted                             88,500            --      88,500
Exercised                               --            --          --
Expired or cancelled                (8,758)       (4,716)    (13,474)
                                 ---------     ---------   ---------
Balance at June 30, 2004         1,702,341     3,080,457   4,782,798
                                 =========     =========   =========

The only equity compensation plan approved by our stockholders is our Third Amended and Restated 1996 Stock Option Plan. The above table includes 1,274,400 stock options outstanding as of June 30, 2004 that were granted outside of this plan.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the six months ended June 30, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

7 - PROMISSORY NOTES

Promissory notes consist of:

                                           June 30,    December 31,
                                             2004          2003
                                          ----------   ------------
8% investor promissory notes due          $7,160,000    $3,140,000
   Sept. 30, 2004 Discount on 8%
   investor notes                            (86,550)     (271,000)
                                          ----------    ----------
                                           7,073,450     2,869,000

Promissory notes - Amarex, due through
   February, 2005                            478,060            --

4% Promissory note - CUH2A, due through
   February, 2008                            151,134            --
                                          ----------    ----------
                                           7,702,644     2,869,000
Current portion                            7,590,724     2,869,000
                                          ----------    ----------
Noncurrent portion                        $  111,920    $       --
                                          ==========    ==========

The Company records a fee payable in common stock to its placement agent equivalent to 50 shares for every $1,000 of the promissory notes as a note discount which is then amortized over the life of the note to interest expense. In the first quarter of 2004, the Company issued 189,500 shares of its common stock for $3,790,000 of investor promissory notes, which shares the Company valued at $346,000. Through June 30, 2004 the Company is obligated to issue an additional 168,500 shares of its common stock for $3,370,000 ($7,160,000 of investor promissory notes less the $3,790,000), which shares the Company has valued at $451,150 and recorded as common stock to be issued in connection with promissory notes. At the Company's sole option, the Company may prepay the outstanding principal amount of the 8% investor promissory notes plus all accrued and unpaid interest at any time without penalty in cash or shares of the Company's equity securities subject to an equity financing resulting in at least $5,000,000 in gross proceeds during the term of the notes.

The Company settled its lawsuit with Amarex by issuing Amarex a non-interest bearing promissory note. See Note 9. The CUH2A promissory note was a result of a structured payout of a previous vendor obligation.

8 - RELATED PARTY TRANSACTIONS

The Company owes Dr. Mark Eisenberg, one of its directors, who is also one of our founders, an aggregate of $392,933 at June 30, 2004. Of such amount $304,478 was for consulting services Dr. Eisenberg had provided to the Company under an agreement the Company had with him, $61,633 was for payments Dr. Eisenberg made in the Company's behalf for the laboratory we maintained in Australia (including salaries and obligations to suppliers) and $26,822 for rent the Company owed him for the space occupied by our laboratory. The Company no longer operates a laboratory in Australia. The Company has reached an agreement in principal with Dr. Eisenberg to grant him options to purchase 100,000 shares of its common stock at an exercise price of $2.00 per share, as payment in full of all the amounts owed him. The Company has not yet submitted that agreement to its board of directors for their approval.

9 - COMMITMENTS AND CONTINGENCIES

Warrant: In connection with a lease agreement dated February 27, 2004, the Company is obligated to issue a two-year warrant to purchase 14,052 shares of its common stock at $3.25 per share. The Company has valued the warrant utilizing a Black-Scholes valuation model at $18,500. The Company has not yet submitted the warrant to its board of directors for their approval.

Legal Matters: In December 2002 Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. In March 2004 the Company settled the litigation by agreeing to pay Amarex $673,060. We are required to pay $60,000 each month thereafter until the obligation is paid in full. See Note 7. The settlement also provides that Amarex will release to us the work they previously performed for us in connection with our diabetic foot ulcer clinical trials.

10 - SUBSEQUENT EVENTS

Financings: In July and August 2004 the Company received additional aggregate proceeds of $700,000, all of which were 8% promissory notes due September 30, 2004.

Equity Transactions: In July 2004, a holder of approximately 18 shares of series C preferred stock converted such shares into 54,200 shares of common stock. In July 2004, the Company issued 95,000 shares of the 168,500 shares of common stock (see Note 7) due to BHP in connection with its 8% promissory notes due September 30, 2004 financing.

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

General

Since our inception we have been principally engaged in the research and development of our tissue engineered skin regeneration product, for use in the treatment of chronic and acute wounds, such as venous and diabetic skin ulcers and autograft donor site wounds for burn victims. We call our product OrCel'r'.

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

From inception to date, we have incurred cumulative net losses of approximately $111.7 million. We expect to continue to incur substantial losses and may have to discontinue operations, unless we are able to secure FDA clearance for the sale of OrCel in its cryopreserved form to treat venous leg ulcers, and later diabetic foot ulcers, gain market acceptance for OrCel, and execute our production plans with our third party manufacturer.

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

Critical Accounting Estimates

Revenue Recognition. Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to the customer, which occurs when the product is received by the end user hospital, clinic, or doctor. Royalties from licensees will be based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonable assured. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period.

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

Obligation under Revenue Interest Assignment Agreement. We account for our Revenue Interest Assignment Agreement with Paul Capital Royalty Acquisition Fund, L.P. in a manner similar to that of debt. Currently, our liabilities exceed the value of our assets and as such, we are technically in default of the solvency requirement under this agreement. Pursuant to the default provisions, which entitles Paul Capital to compel us to repurchase its interest in our revenues at a price equal to one hundred thirty (130) percent of $10,000,000, the purchase price paid to Ortec by Paul Capital, interest on such debt has been accrued at an amount which would yield a 30% internal rate of return to Paul Capital. At such time when the default provisions are no longer applicable and a reasonable estimate of future revenues can be determined, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Capital will be recorded as a reduction of our obligation under the revenue interest assignment agreement. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, we can give no assurances that such lower rate could be achieved. Additionally, we had no revenues in the six months ended June 30, 2004 as we suspended sales of OrCel in 2002 to focus on completing a clinical trial for venous stasis ulcers and submitting the results to the Food and Drug Administration (FDA). We hope to obtain FDA approval to sell OrCel for the treatment of venous stasis ulcers in the second half of 2004; however approval cannot be assured. In addition, if approval is obtained from the FDA, the timing of such event may not be in line with our expectations. For these reasons, we may not be able to make a reasonable estimate of future revenues and payments that may become due to Paul Capital under this financing agreement in 2004, if we are no longer in technical default of this agreement, and as such may not be able to determine an effective interest rate to apply to the debt. Therefore, given these uncertainties, once we are no longer in technical default, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. When we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and June 30, 2003.

Revenues

As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no product revenues generated in the quarter and six months ended June 30, 2004 and 2003.

Expenses

Expenses increased by approximately $.9 million to approximately $4.2 million in 2004 from approximately $3.3 million in 2003 for the comparable second quarter periods, and by approximately $.4 million to $8.1 million in 2004 from $7.7 million in 2003 for the comparable six-month periods.

Product and laboratory costs. Product and laboratory costs were approximately the same at $.5 million in the comparable second quarter periods but increased $.4 million to $1.3 million in 2004 from $.9 million in 2003 for the comparable six-month periods. In 2004 we paid a monthly fee to Cambrex of $.1 million for a production suite, or $.6 million for the six-months ended June 30, 2004. In addition we incurred approximately $.2 million of costs related to the validation and commercialization of our product as we await FDA approval. This was offset by approximately $.4 million of higher clinical trial expenses in 2003 related to our venous stasis ulcer trials.

Consulting. Consulting fees were insignificant and decreased negligibly during the second quarter of 2004. Consulting fees increased approximately $40,000 during the comparable six-month period due to a credit reimbursement for $30,000 recorded in 2003. We did not incur any significant consulting expenses in 2004 because we had completed our venous stasis ulcer trials in late 2003. In the 2003 second quarter and six-months, we did not incur any significant consulting expenses, as we had focused on completing the venous stasis clinical trial, and as such utilized primarily existing personnel.

Personnel. Personnel costs were comparable at approximately $1.0 million and $2.0 million in the comparable second quarter and six-month periods, respectively.

General and Administrative. General and administrative expenses decreased by approximately $.1 million to $.4 million in 2004 from $.5 million in 2003 for the comparable second quarter periods, primarily due to reductions in depreciation of $28,000, investor and public relations of $41,000, and legal expenses of $32,000. General and administrative expenses declined $.3 million to $.8 million in 2004 from $1.1 million in 2003 for the comparable six-month periods, primarily due to reductions in depreciation of $58,000, investor and public relations of $90,000, legal expenses of $60,000, and $81,000 in insurance expenses.

Rent and Lease Termination Costs. Rent expense was comparable for the second quarter periods at $121,740 in 2004 and $119,641 in 2003. Rent expense decreased by approximately $122,000 during the comparable six-month periods to $242,708 in 2004 from $364,606 in 2003. In 2004 we leased laboratory space in New Jersey covering 800 square feet compared to 26,000 square feet in the first quarter of 2003. This represented $106,000 of the six-month decrease. The balance of the decrease was attributable to extra space that we occupied in our New York City office and laboratory facility in 2003. Lease termination costs of $1.1 million in 2003 included .9 million in lease settlement costs we paid to the NJ Economic Development Authority, and $.2 million of other leasehold costs incurred directly by us. The lease was terminated in the second quarter of 2003.

Interest and Other Expense. Interest and other expense increased by approximately $.9 million to $2.1 million in 2004 from $1.2 million in 2003 for the comparable second quarter periods. Interest and other expense increased by approximately $1.5 million to $3.7 million in 2004 from $2.2 million in 2003 for the comparable six month periods. The increase for the quarter and six-months was attributable to interest charges related to our outstanding 8% promissory notes of approximately $.6 million and $.8 million, respectively, and $.3 million and $.7 million of the increase, for the quarter and six-months respectively, was due to the non-cash 30% imputed interest accrued on the Paul Capital revenue interest assignment obligation. Although interest was accrued at 30% per annum for both periods, for the quarter and six months ended June 30, 2004, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2004, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

Interest and Other Income. Interest and other income increased by $1,511 to $1,540 in 2004 from $29 in 2003 during the comparable second quarter periods, and by approximately $12,000 to $26,819 in 2004 from $14,698 in 2003 during the comparable six-month periods. The $12,000 increase was primarily due to a gain on sale on property and equipment of approximately $27,000 in 2004 offset by approximately $15,000 of interest income in the comparable six-month period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception (March 12, 1991) through June 30, 2004, we have accumulated a deficit of approximately $111.7 million and we expect to continue to incur substantial operating losses until we obtain FDA approval to sell our product, OrCel, for the treatment of venous stasis ulcers and successfully market OrCel to the medical community. We have financed our operations primarily through private placements of our common stock, preferred stock, promissory notes payable and convertible debentures, our initial public offering, and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to June 30, 2004, we received approximately $80.7 million from our financing activities. This consisted of cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, cash proceeds from the issuance of debentures, promissory notes and preferred stock of $17.1 million, and a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the six months ended June 30, 2004, we used net cash for operating activities of approximately $4.2 million. Cash used in operating activities resulted primarily from our net loss of $8.1 million, offset by: depreciation and amortization of approximately $1 million, non-cash interest expense on the Paul Capital revenue interest assignment obligation of approximately $2.8 million, and approximately $.1 million of changes in operating assets and liabilities.

In the six months ended June 30, 2004, we received gross proceeds of $3.89 million consisting of 8% promissory notes due September 30, 2004. Additionally $130,000 of outstanding advances payable at December 31, 2003 were converted to 8% promissory notes due September 30, 2004 during this six-month period. In the quarter ended March 31, 2004 we issued common stock to the placement agent who arranged such loans and to its designees of 50 shares of common stock for each $1,000 of our outstanding $3.79 million in promissory notes, or 189,500 shares, in connection with these financings.

In August 2001 we entered into a Revenue Interests Assignment agreement with Paul Capital Royalty Acquisition Fund, L.P. pursuant to which we agreed in consideration of Paul Capital paying us $10,000,000, to pay to Paul Capital 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. In accordance with the terms of the Revenue Interest Agreement, beginning on January 1, 2003 we are required to make advance payments on the revenue interest obligation as follows: the first $0.6 million of annual net sales for the year ended December 31, 2003; the first $1.0 million of annual net sales for the year ended December 31, 2004 and the first $7.5 million of annual net sales for each subsequent calendar year thereafter through the year ending December 31, 2011. The Company did not pay Paul Capital $0.6 million in 2003 as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. We will not resume sales unless we obtain FDA approval for the use of OrCel in the treatment of venous stasis ulcers, which is not expected to occur before the second half of 2004.

As security for the performance of our obligations to Paul Capital, we have granted Paul Capital a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with Paul Capital provides that in certain events Paul Capital may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Capital for a price equal to the $10,000,000 Paul Capital paid us plus an amount that would yield Paul Capital a 30% internal rate of return on their investment. That repurchase price would have been approximately $21,378,540 as of June 30, 2004. Among the events that would entitle Paul Capital to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Capital provides that in determining such insolvency any amount we owe to Paul Capital is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Capital we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Capital has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Capital has so far not exercised that right. If Paul Capital does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Capital could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

In addition to the requirement that the Company remain solvent, as described above, the occurrence of certain events, including those set forth below, triggers Paul Capital's right to require us to repurchase its revenue interest:

     o    a change of control of our company;

     o    the transfer of all or substantially all of our consolidated assets;

     o the transfer of all or any part of our respective interests in our products other than pursuant to any distribution agreements, license agreements and similar agreements; and

     o a judicial decision that has a material adverse effect on our business, operations, assets or financial condition as defined by the agreement.

If a repurchase event occurred and Paul Capital required us to repurchase their interest in our revenues, we may not have sufficient cash funds to pay Paul Capital. As such, Paul Capital could foreclose on certain assets that are essential to our operations. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. At June 30, 2004, since the Company was in default of the solvency requirement under the Revenue Interest Assignment agreement, we provided for an amount that approximated what we would have owed Paul Capital had they exercised their repurchase option. To date, Paul Capital has not exercised this option and has not indicated to us that they intend to compel us to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in breach of the agreement, Paul Capital bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

In February 2003, Paul Capital amended its agreement with us, restating and updating certain provisions of the original agreement. The original agreement and modifications to the agreement terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

The 50 shares of Series B preferred stock are held by Paul Capital. The Series B preferred stock is convertible into common shares at any time at the option of Paul Capital, based on a fixed conversion rate of the $10,000 per Series B preferred share liquidation amount of not less than $3.00 per common share, or at an alternative conversion rate of the $10,000 per Series B preferred share liquidation amount of 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a minimum conversion rate of $2.50 per common share of common stock.

The 948 shares of Series C preferred stock are convertible at any time at the option of the holders into 2,844,999 shares of common stock (the $6,000 per Series C preferred share liquidation amount at a conversion rate of $2.00 per common share). The conversion rate may be reduced should we sell shares of our common stock at less than $2.00 per share in certain types of transactions. An accrued dividend of $620,750 (inclusive of $284,500 accrued during the six months ended) at June 30, 2004 has been provided within stockholders' equity / (deficit) as it is our intent to issue common shares in payment of these dividends. The Series C convertible preferred stock shall automatically convert if the common stock of the Company trades at a price equal to or greater than $6.00 per share for a period of 10 consecutive trading days. Additionally, each investor was issued 1,800 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share. Beginning May and July 2005 the Company may redeem the Series C warrants for $.10 per warrant of our common stock closes above $10.80 per share for 10 consecutive trading days.

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

The preferred stock has redemption provisions, where upon occurrences of certain events, the holders can require us to redeem the shares. Such provisions include:

     o the consolidation, merger or other business combination of the Company with or into another Person, except for a migratory merger effected solely for the purpose of changing jurisdiction of incorporation, or if the holders of the Company's voting power who were not shareholders prior to the transaction have the ability after the transaction is completed to elect a majority of members of the board of directors of the surviving entity or entities;

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

In October 2003, we entered into a cell therapy manufacturing agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for the commercial manufacture of Ortec's tissue engineered product, OrCel. It is expected that Cambrex will begin production of OrCel in the second half of 2004 and this inventory may be used for sale if we receive FDA clearance to market OrCel for use on patients in the treatment of venous stasis ulcers. Pursuant to the terms of this agreement, we are required to pay Cambrex a monthly fee for the use of a production suite in their facility located in Walkersville, Maryland while we are in Phase I of the production plan, as defined by the agreement. During Phase I only, we may terminate this agreement by giving 6 months advance notice of the effective date of such termination. At any time during Phase I, we can elect to initiate Phase II of the agreement by written notice to Cambrex. The monthly payments we will make to Cambrex will increase if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will further increase by a small percentage each year. Such monthly payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of construction of that larger production facility. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future monthly payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we, or Cambrex, may terminate the agreement on 6 months notice by us and 12 months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for 6 years after the larger production facility is constructed. However, even after such construction we, and Cambrex, may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. Either Cambrex or we may elect the scale down period later than 3 years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments we must make to Cambrex.

As of June 30, 2004, payment of approximately $2.1 million of the approximately $2.6 million we owed to our trade creditors was past due. While we have arranged for payment of some our obligations over a period of time, and have to make some payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. Raising additional capital can be dependent on numerous factors, such as our ability to obtain regulatory approval for the commercial sale of OrCel to treat venous stasis ulcers, and, later diabetic foot ulcers as well as the general investment climate.

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

We hope that proceeds from investment funds we may receive in the future will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2004, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2004. We believe that our cash and cash equivalents on hand at June 30, 2004 of $315,239, as well as the additional funds we hope to raise will enable us to continue our operations for the next 12 months. However, we can give no assurance that additional investment or other funds can be secured. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

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

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2004 (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

2.   Changes in internal controls.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                     PART II

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit No.                            Description
     -----------   -------------------------------------------------------------
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

        31.1 *     Rule 13a-14(a) / 15d- 14 (a) Certification of Principal
                   Executive Officer

        31.2 *     Rule 13a-14(a) / 15d -14 (a) Certification of Principal
                   Financial Officer

        32.1 *     Section 1350 Certification of Principal Executive Officer

        32.2 *     Section 1350 Certification of Principal Financial Officer

----------
* filed herewith

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K in the second quarter of 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        Registrant:

                                        ORTEC INTERNATIONAL, INC.


Date: August 6, 2004                    By: /s/ Steven Katz
                                            ------------------------------------
                                            Steven Katz, PhD
                                            Chairman
                                            (Principal Executive Officer)


Date: August 6, 2004                    By: /s/ Ron Lipstein
                                            ------------------------------------
                                            Ron Lipstein
                                            Vice Chairman/CEO and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                         STATEMENT OF DIFFERENCES
                         ------------------------
The registered trademark symbol shall be expressed as................... 'r'