Form 10QSB
period 2004-09-30
ORTEC INTERNATIONAL INC
filed 2004-11-15
CIK 889992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ______________

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

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock is 5,640,991 (as of November 11, 2004)

                            ORTEC INTERNATIONAL, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED September 30,2004

                              ITEMS IN FORM 10-QSB

                                                                            Page
                                                                            ----
Facing page

Part I - FINANCIAL INFORMATION

            Item 1.   Condensed Financial Statements (Unaudited)               3

            Item 2.   Management's Discussion and Analysis of                 19
                      Financial Condition and Results of Operation

            Item 3.   Controls and Procedures                                 26

Part II - OTHER INFORMATION

            Item 1.   Legal Proceedings                                     None

            Item 2.   Changes in Securities                                   27

            Item 3.   Default Upon Senior Securities                        None

            Item 4.   Submission of Matters to a Vote of Security Holders   None

            Item 5.   Other Information                                     None

            Item 6.   Exhibits and Reports on Form 8-K                        28

SIGNATURES                                                                    29

Item 1. FINANCIAL STATEMENTS

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   2004            2003
                                                                              -------------   -------------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                  $     140,598   $   1,328,387
   Prepaid and other current assets                                                 251,228          33,756
                                                                              -------------   -------------
Total current assets                                                                391,826       1,362,143
Property and equipment (net of accumulated depreciation:
   2004 - $4,012,448; 2003 - $3,749,251)                                            392,408         589,840
Patent application costs (net of accumulated amortization:
   2004 - $414,061; 2003 - $352,998)                                                601,144         620,513
Deposits and other assets (net of accumulated amortization:
   2004 - $18,345; 2003 - $13,883)                                                  180,313         159,775
                                                                              -------------   -------------
Total assets                                                                  $   1,565,691   $   2,732,271
                                                                              =============   =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                      $   4,273,699   $   4,147,726
   Due to founder                                                                   395,754         398,574
   Insurance premium financing payable                                               50,675              --
   Loan payable - current                                                           199,771         168,668
   Capital lease obligation, current (net of unamortized debt discount,
      2004 - $14,900)                                                                79,925         150,937
   Advances payable                                                                      --         130,000
   Promissory notes                                                               9,141,481       2,869,000
   Obligation under revenue interest assignment                                  22,995,109      18,553,856
                                                                              -------------   -------------
Total current liabilities                                                        37,136,414      26,418,761
   Promissory notes - noncurrent                                                    101,869              --
   Loan payable - noncurrent                                                         52,418         444,737
   Long term payable                                                                206,292         304,122
   Capital lease obligation - noncurrent                                             32,445          41,058
                                                                              -------------   -------------
Total liabilities                                                                37,529,438      27,208,678
COMMITMENTS AND CONTINGENCIES
Shareholders' equity/(deficit):
   Common stock, $.001 par value; authorized, 200,000,000 shares;
      shares issued and outstanding: 2004: 5,571,865 and 5,420,665;
      2003: 5,233,165 and 5,231,165, respectively                                     5,571           5,233
   Preferred stock, $.001 par value, authorized 1,000,000 shares:
      Redeemable convertible -
         Series B, stated value $10,000 per share; authorized 1,200
            shares; 50 shares issued; liquidation preference $500,000               270,859         270,859
         Series C, stated value $6,000 per share; authorized 2,000
            shares; 948 shares issued, 930 shares outstanding;
            liquidation preference $5,581,600                                     3,597,180       3,667,041
      Convertible - Series D, stated value $10,000 per share; authorized
         2,000 shares; 483 shares issued; liquidation preference $4,828,850       2,628,602       2,628,602
   Additional paid-in capital                                                    73,709,368      72,437,243
   Deficit accumulated during the development stage                            (115,997,682)   (103,307,740)
   Treasury stock, 2,000 shares, at cost                                           (177,645)       (177,645)
                                                                              -------------   -------------
Total shareholders' equity (deficit)                                            (35,963,747)    (24,476,407)
                                                                              -------------   -------------
Total liabilities and shareholders' equity (deficit)                          $   1,565,691   $   2,732,271
                                                                              =============   =============

See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Cumulative from
                                      Three months ended Sept. 30,   Nine months ended Sept. 30,    March 12, 1991
                                      ----------------------------   ---------------------------    (inception) to
                                            2004          2003           2004           2003       Sept. 30, 2004
                                        -----------   -----------    ------------   ------------   ---------------
Product revenue                         $        --   $        --    $         --   $        --     $     265,665
                                        -----------   -----------    ------------   ------------    -------------
Expenses
   Product and laboratory costs             775,729       731,401       2,083,740      1,615,084       26,235,864
   Rent                                     120,748       120,115         363,456        456,687        3,853,968
   Consulting                                   650         1,396          12,545        (27,735)       5,702,151
   Personnel                                936,172       928,629       2,900,083      2,949,064       36,228,518
   General and administrative               530,505       763,955       1,362,429      1,884,103       18,733,486
   Interest and other expense             2,022,725     1,221,485       5,771,818      3,443,768       18,807,720
   Lease termination costs                       --            --              --      1,119,166        1,119,166
   Loss on extinguishment of debt
      and series A preferred stock               --            --              --             --        1,004,027
   Interest and other income               (236,000)         (106)       (262,819)       (14,804)      (2,534,804)
                                        -----------   -----------    ------------   ------------    -------------
                                          4,150,529     3,766,875      12,231,252     11,425,333      109,150,096
                                        -----------   -----------    ------------   ------------    -------------
Net loss                                 (4,150,529)   (3,766,875)    (12,231,252)   (11,425,333)    (108,884,431)
Preferred stock dividends                   154,190       140,600         458,690      1,119,272        2,844,251
Preferred stock deemed
   dividends and discounts                       --        90,000              --      4,269,000        4,269,000
                                        -----------   -----------    ------------   ------------    -------------
Net loss applicable to common
   shareholders                         $(4,304,719)  $(3,997,475)   $(12,689,942)  $(16,813,605)   $(115,997,682)
                                        ===========   ===========    ============   ============    =============

Net loss per share
   Basic and diluted                    $     (0.76)  $     (0.76)   $      (2.30)  $      (4.38)   $     (106.90)
                                        ===========   ===========    ============   ============    =============

Weighted average shares outstanding
Basic and diluted                         5,697,182     5,263,628       5,518,194      3,842,933        1,085,119
                                        ===========   ===========    ============   ============    =============

Shares outstanding and per share amounts adjusted to reflect one for ten reverse stock split declared on June 24, 2003

See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                         Common Stock             Preferred Stock
                                                       ----------------   ------------------------------
                                                        Shares   Amount   Series B   Series C   Series D
                                                       -------   ------   --------   --------   --------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                            155,382    $ 155
   First private placement ($3.00 cash per share)       21,744       22
   The Director ($11.50 and $53.00 cash per share)      14,902       15
   Second private placement ($94.25 cash per share)      5,302        5
Share issuance expense
Net loss
                                                       -------    -----
Balance at December 31, 1991                           197,330      197

Issuance of stock

   Second private placement ($94.25 cash per share)      4,932        5
   Stock purchase agreement with the Director
      ($94.25 cash per share)                            3,182        3
Share issuance expense
Net loss
                                                       -------    -----
Balance at December 31, 1991                           205,444      205

Issuance of stock
   Third private placement ($100.00 cash per share)     13,215       13
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)         11,112       11
   Stock purchase agreement with the Director
      ($94.25 cash per share)                            2,122        2
   Shares issued in exchange for commission
      ($100.00 value per share)                             60        1
Share issuance expenses
Net loss
                                                       -------    -----
Balance at December 31, 1993 (carried forward)         231,953    $ 232

                                                                       Deficit
                                                                     accumulated
                                                       Additional    during the                     Total
                                                         paid-in    development    Treasury     shareholders'
                                                         capital        stage        stock    equity/(deficit)
                                                       ----------   ------------   --------   ----------------
March 12, 1991 (inception) to December 31, 1991
Issuance of stock
   Founders                                            $      715                               $       870
   First private placement ($3.00 cash per share)          64,978                                    65,000
   The Director ($11.50 and $53.00 cash per share)        249,985                                   250,000
   Second private placement ($94.25 cash per share)       499,995                                   500,000
Share issuance expense                                    (21,118)                                  (21,118)
Net loss                                                             $  (281,644)                  (281,644)
                                                       ----------    -----------                -----------
Balance at December 31, 1991                              794,555       (281,644)                   513,108

Issuance of stock

   Second private placement ($94.25 cash per share)       465,468                                   465,473
   Stock purchase agreement with the Director
      ($94.25 cash per share)                             299,995                                   299,998
Share issuance expense                                    (35,477)                                  (35,477)
Net loss                                                                (785,941)                  (785,941)
                                                       ----------    -----------                -----------
Balance at December 31, 1991                            1,524,541     (1,067,585)                   457,161

Issuance of stock
   Third private placement ($100.00 cash per share)     1,321,487                                 1,321,500
   Stock purchase agreement with Home
      Insurance Company ($90.00 cash per share)           999,988                                   999,999
   Stock purchase agreement with the Director
      ($94.25 cash per share)                             199,998                                   200,000
   Shares issued in exchange for commission
      ($100.00 value per share)                             5,999                                     6,000
Share issuance expenses                                 (230,207)                                  (230,207)
Net loss                                                              (1,445,624)                (1,445,624)
                                                       ----------    -----------                -----------
Balance at December 31, 1993 (carried forward)         $3,821,806    $(2,513,209)               $ 1,308,829

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                         Common Stock             Preferred Stock
                                                       ----------------   ------------------------------
                                                        Shares   Amount   Series B   Series C   Series D
                                                       -------   ------   --------   --------   --------
         (brought forward)                             231,953    $232

Issuance of stock
   Fourth private placement ($100.00 cash per share)     3,946       4
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)         5,000       5
Share issuance expense
Net loss
                                                       -------    ----
Balance at December 31, 1994                           240,899     241

Rent forgiveness
Net loss
                                                       -------    ----
Balance at December 31, 1995                           240,899     241

Initial public offering                                120,000     120
Exercise of warrants                                     3,389       3
Fifth private placement ($64.90 cash per share)         95,911      96
Share issuance expenses
Stock options issued for services
Net loss
                                                       -------    ----
Balance at December 31, 1996                           460,199     460

Exercise of warrants                                   115,878     116
Share issuance expenses
Stock options and warrants issued for services
Net loss
                                                       -------    ----
Balance at December 31, 1997 (carried forward)         576,077    $576

                                                                        Deficit
                                                                      accumulated
                                                        Additional    during the                     Total
                                                         paid-in      development   Treasury     shareholders'
                                                         capital         stage        stock    equity/(deficit)
                                                       -----------   ------------   --------   ----------------
         (brought forward)                             $ 3,821,806   $ (2,513,209)                $ 1,308,829

Issuance of stock
   Fourth private placement ($100.00 cash per share)       397,708                                    397,712
   Stock purchase agreement with Home
      Insurance Company ($100.00 cash per share)           499,995                                    500,000
Share issuance expense                                      (8,697)                                    (8,697)
Net loss                                                               (1,675,087)                 (1,675,087)
                                                       -----------   ------------                 -----------
Balance at December 31, 1994                             4,710,812     (4,188,296)                    522,757

Rent forgiveness                                            40,740                                     40,740
Net loss                                                               (1,022,723)                 (1,022,723)
                                                       -----------   ------------                 -----------
Balance at December 31, 1995                             4,751,552     (5,211,019)                   (459,226)

Initial public offering                                  5,999,880                                  6,000,000
Exercise of warrants                                        33,882                                     33,885
Fifth private placement ($64.90 cash per share)          6,220,701                                  6,220,797
Share issuance expenses                                 (1,580,690)                                (1,580,690)
Stock options issued for services                          152,000                                    152,000
Net loss                                                               (2,649,768)                 (2,649,768)
                                                       -----------   ------------                 -----------
Balance at December 31, 1996                            15,577,325     (7,860,787)                  7,716,998

Exercise of warrants                                    10,822,675                                 10,822,791
Share issuance expenses                                   (657,508)                                  (657,508)
Stock options and warrants issued for services             660,000                                    660,000
Net loss                                                               (4,825,663)                 (4,825,663)
                                                       -----------   ------------                 -----------
Balance at December 31, 1997 (carried forward)         $26,402,492   $(12,686,450)                $13,716,618

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                         Common Stock             Preferred Stock
                                                       ----------------   ------------------------------
                                                        Shares   Amount   Series B   Series C   Series D
                                                       -------   ------   --------   --------   --------
         (brought forward)                             576,077    $576

Exercise of warrants                                    22,149      22
Stock options and warrants issued for services
Sixth private placement                                 20,000      20
Warrants issued in Sixth private placement
Share issuance expenses
Purchase of 660 shares of treasury (at cost)
Net loss
                                                       -------    ----
Balance at December 31, 1998                           618,226     618

Exercise of warrants                                     1,410       1
Stock options and warrants issued for services
Seventh private placement ($87.50 cash per share)       38,916      39
Warrants issued in Seventh private placement
Eighth private placement ($55.00 cash per share)       163,637     164
Share issuance expenses
Purchase of 910 shares of treasury (at cost)
Net loss
                                                       -------    ----
Balance at December 31, 1999                           822,189     822

Exercise of options and warrants                        17,554      17
Stock options and warrants issued for services
Ninth private placement ($150.00 cash per share)         6,667       7
Warrants issued in Ninth private placement
Tenth private placement ($67.50 cash per share)        124,757     125
Share issuance expenses
Purchase of 430 shares of treasury stock (at cost)
Net loss
                                                       -------    ----
Balance at December 31, 2000 (carried forward)         971,167    $971

                                                                        Deficit
                                                                      accumulated
                                                        Additional    during the                      Total
                                                         paid-in      development    Treasury      shareholders'
                                                         capital         stage        stock     equity/(deficit)
                                                       -----------   ------------   ---------   ----------------
         (brought forward)                             $26,402,492   $(12,686,450)               $ 13,716,618

Exercise of warrants                                     1,281,935                                  1,281,957
Stock options and warrants issued for services           1,920,111                                  1,920,111
Sixth private placement                                  1,788,678                                  1,788,698
Warrants issued in Sixth private placement                 211,302                                    211,302
Share issuance expenses                                    (48,000)                                   (48,000)
Purchase of 660 shares of treasury (at cost)                                        $ (67,272)        (67,272)
Net loss                                                               (8,412,655)                 (8,412,655)
                                                       -----------   ------------   ---------    ------------
Balance at December 31, 1998                            31,556,518    (21,099,105)    (67,272)     10,390,759

Exercise of warrants                                        14,102                                     14,103
Stock options and warrants issued for services              64,715                                     64,715
Seventh private placement ($87.50 cash per share)        3,168,746                                  3,168,785
Warrants issued in Seventh private placement               468,291                                    468,291
Eighth private placement ($55.00 cash per share)         8,999,838                                  9,000,002
Share issuance expenses                                   (619,908)                                  (619,908)
Purchase of 910 shares of treasury (at cost)                                          (75,518)        (75,518)
Net loss                                                              (10,040,509)                (10,040,509)
                                                       -----------   ------------   ---------    ------------
Balance at December 31, 1999                            43,652,302    (31,139,614)   (142,790)     12,370,720

Exercise of options and warrants                           327,265                                    327,282
Stock options and warrants issued for services              56,265                                     56,265
Ninth private placement ($150.00 cash per share)           999,998                                  1,000,005
Warrants issued in Ninth private placement                  23,000                                     23,000
Tenth private placement ($67.50 cash per share)          8,420,946                                  8,421,071
Share issuance expenses                                   (641,500)                                  (641,500)
Purchase of 430 shares of treasury stock (at cost)                                    (34,855)        (34,855)
Net loss                                                              (12,129,663)                (12,129,663)
                                                       -----------   ------------   ---------    ------------
Balance at December 31, 2000 (carried forward)         $52,838,276   $(43,269,277)  $(177,645)   $  9,392,325

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                        Common Stock               Preferred Stock
                                                     ------------------   ---------------------------------
                                                       Shares    Amount     Series B    Series C   Series D
                                                     ---------   ------   -----------   --------   --------
                (brought forward)                      971,167   $  971

Stock options and warrants issued for services
Net loss

                                                     ---------   ------   -----------   --------   --------
Balance at December 31, 2001                           971,167      971

Exercise of options and warrants                        35,723       36
Stock options and warrants issued for services
Warrants issued with convertible debentures
Warrants issued with convertible redeemable
   preferred stock
Convertible debenture conversion benefit
Redeemable convertible preferred stock
   conversion benefit
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                               $ 9,382,742
Warrants issued and exercised with preferred stock     938,275      938    (3,479,043)
Shares issuance costs - preferred stock                                      (866,612)
Preferred stock dividends                              375,312      375
Net loss
                                                     ---------   ------   -----------   --------   --------
Balance at December 31, 2002 (carried forward)       2,320,477   $2,320   $ 5,037,087

                                                                      Deficit
                                                                    accumulated
                                                      Additional    during the                      Total
                                                       paid-in      development    Treasury     shareholders'
                                                       capital         stage        Stock     equity/(deficit)
                                                     -----------   ------------   ---------   ----------------
                (brought forward)                    $52,838,276   $(43,269,277)  $(177,645)    $  9,392,325

Stock options and warrants issued for services           188,080                                     188,080
Net loss                                                            (15,885,377)                 (15,885,377)

                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2001                          53,026,356    (59,154,654)   (177,645)      (6,304,972)

Exercise of options and warrants                             321                                         357
Stock options and warrants issued for services           113,060                                     113,060
Warrants issued with convertible debentures              440,523                                     440,523
Warrants issued with convertible redeemable
   preferred stock                                       559,289                                     559,289
Convertible debenture conversion benefit               1,042,663                                   1,042,663
Redeemable convertible preferred stock
   conversion benefit                                  1,097,886                                   1,097,886
Issuance of series B preferred stock (938 shares)
   ($10,000 cash per share)                                                                        9,382,742
Warrants issued and exercised with preferred stock     3,485,443                                       7,338
Shares issuance costs - preferred stock                  304,615                                    (561,997)
Preferred stock dividends                              1,125,559     (1,125,934)                          --
Net loss                                                            (21,578,021)                 (21,578,021)
                                                     -----------   ------------   ---------     ------------
Balance at December 31, 2002 (carried forward)       $61,195,715   $(81,858,609)  $(177,645)    $(15,801,132)

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                    Common Stock               Preferred Stock
                                                 ------------------   --------------------------------------
                                                   Shares    Amount     Series B      Series C    Series D
                                                 ---------   ------   -----------   -----------   ----------
                (brought forward)                2,320,477   $2,320   $ 5,037,087

Exercise of options and warrants                   398,750      399
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                       2,000,000   $ 5,690,000
Warrants issued with preferred stock                                     (490,567)   (1,225,632)
Warrants issued for services
Share issuance costs - preferred stock                                   (393,488)     (797,327)
Conversion of series B preferred stock (605
   shares) into common stock                     2,421,556    2,422    (3,253,571)
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                               (2,628,602)                $2,628,602
Preferred stock deemed dividends and
   discounts
Preferred stock dividends                           92,308       92
Common stock dividend to be distributed on
   series C preferred stock
Common stock to be issued in connection with
   promissory notes
Adjustment for one for ten reverse stock split         74
Net loss
                                                 ---------   ------   -----------   -----------   ----------
Balance at December 31, 2003                     5,233,165    5,233       270,859     3,667,041    2,628,602
Common stock issued in connection with
   promissory notes                                127,500      127
Common stock issued in connection with
   previously issued promissory notes              157,000      157
Conversion of series C preferred stock (18
   shares) into common stock                        54,200       54                     (69,861)
Common stock to be issued in connection
   with promissory notes
Common stock dividend to be distributed on
   series B and C preferred stock
Warrant issued for services
Warrant to be issued in connection with lease
Share issuance expenses
Net loss
                                                 ---------   ------   -----------   -----------   ----------
Balance at September 30, 2004                    5,571,865   $5,571   $   270,859    $3,597,180   $2,628,602
                                                 =========   ======   ===========   ===========   ==========

                                                                  Deficit
                                                                accumulated
                                                  Additional     during the                      Total
                                                   paid-in      development     Treasury     shareholders'
                                                   capital         stage         Stock     equity/(deficit)
                                                 -----------   -------------   ---------   ----------------
                (brought forward)                $61,195,715   $ (81,858,609)  $(177,645)    $(15,801,132)

Exercise of options and warrants                      12,567                                      12,966
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                                                              7,690,000
Warrants issued with preferred stock               1,716,199                                          --
Warrants issued for services                          87,000                                      87,000
Share issuance costs - preferred stock               359,078                                    (831,737)
Conversion of series B preferred stock (605
   shares) into common stock                       3,251,149                                          --
Conversion of series B preferred stock into
   series D Preferred stock (483 shares)                                                              --
Preferred stock deemed dividends and
   discounts                                       4,269,000      (4,269,000)                         --
Preferred stock dividends                            922,985        (923,077)                         --
Common stock dividend to be distributed on
   series C preferred stock                          336,550        (336,550)                         --
Common stock to be issued in connection with
   promissory notes                                  287,000                                      287,000
Adjustment for one for ten reverse stock split
Net loss                                                         (15,920,504)                 (15,920,504)
                                                 -----------   -------------   ---------     ------------
Balance at December 31, 2003                      72,437,243    (103,307,740)   (177,645)     (24,476,407)
Common stock issued in connection with
   promissory notes                                  325,123                                      325,250
Common stock issued in connection with
   previously issued promissory notes                   (157)                                          --
Conversion of series C preferred stock (18
   shares) into common stock                          69,807                                           --
Common stock to be issued in connection
   with promissory notes                             332,762                                      332,762
Common stock dividend to be distributed on
   series B and C preferred stock                    458,690        (458,690)                          --
Warrant issued for services                           94,000                                       94,000
Warrant to be issued in connection with lease         18,500                                       18,500
Share issuance expenses                              (26,600)                                     (26,600)
Net loss                                                         (12,231,252)                 (12,231,252)
                                                 -----------   -------------   ---------     ------------
Balance at September 30, 2004                    $73,709,368   $(115,997,682)  $(177,645)    $(35,963,747)
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

                            ORTEC INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative from
                                                           Nine Months Ended Sept. 30,    March 12, 1991
                                                          ----------------------------    (inception) to
                                                              2004            2003        Sept. 30, 2004
                                                          ------------    ------------   ---------------
Cash flows from operating activities
   Net loss                                               $(12,231,252)   $(11,425,333)   $(108,884,431)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                       1,288,805         477,051        6,096,711
         Allowance for doubtful accounts                            --              --            5,374
         Unrealized loss on marketable securities                   --              --           11,404
         Realized loss on marketable securities                     --              --            5,250
         (Gain) Loss on sale of property and equipment         (26,802)             --          (58,642)
         Cost to terminate lease on New Jersey facility             --       1,130,243          836,032
         Non-cash stock compensation                            94,000              --        3,335,231
         Non-cash imputed interest                           4,441,253       3,359,755       16,348,259
         Gain on loan adjustment                              (236,000)             --         (236,000)
         Loss on extinguishment of debt and series A
            preferred stock                                         --              --        1,004,027
         Purchase of marketable securities                          --              --      (19,075,122)
         Sales of marketable securities                             --              --       19,130,920
         Changes in operating assets and liabilities
            Prepaid and other current assets                    61,045          54,270          119,656
            Accounts payable and accrued liabilities           862,792        (250,484)       5,741,541
                                                          ------------    ------------    -------------

      Net cash used in operating activities                 (5,746,159)     (6,654,498)     (75,619,790)
                                                          ------------    ------------    -------------

Cash flows from investing activities
   Purchases of property and equipment                         (64,184)        (11,687)      (4,529,904)
   Proceeds from sale of property and equipment                 14,025              --          145,926
   Payments for patent applications                            (41,694)        (60,376)      (1,013,425)
   Organization costs                                               --              --          (10,238)
   Deposits                                                         --              --         (806,273)
   Purchases of marketable securities                               --              --         (594,986)
   Sale of marketable securities                                    --              --          522,532
                                                          ------------    ------------    -------------

      Net cash used in investing activities                    (91,853)        (72,063)      (6,286,368)
                                                          ------------    ------------    -------------

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                        Cumulative from
                                                          Nine Months Ended Sept. 30,    March 12, 1991
                                                          ---------------------------    (inception) to
                                                               2004         2003         Sept. 30, 2004
                                                           -----------   ----------     ---------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                 $ 5,545,000   $       --       $ 9,200,500
   Proceeds from issuance of common stock                           --                     53,550,522
   Proceeds from exercise of warrants                               --       12,966            20,660
   Share issuance and other financing costs                    (26,600)    (831,737)       (5,370,013)
   Purchase of treasury stock                                       --           --          (177,645)
   Proceeds from issuance of loan payable                           --           --         1,446,229
   Proceeds from obligations under Revenue Interest
      Assignment                                                    --           --        10,000,000
   Proceeds from issuance of convertible debentures                 --           --         5,908,000
   Proceeds from issuance of redeemable preferred
      stock - series A                                              --           --         1,200,000
   Proceeds from issuance of preferred stock - series B             --    2,000,000         3,070,000
   Proceeds from issuance of preferred stock - series C             --    5,690,000         5,690,000
   Advances received                                                --      130,000           130,000
   Repayment of capital lease obligations                     (115,704)     (97,945)         (480,354)
   Repayment of loan payable                                  (125,216)    (115,497)         (986,972)
   Repayment of obligations under Revenue Interest
      Assignment                                                    --         (265)          (11,414)
   Repayment of insurance premium financing payable           (229,325)          --          (229,325)
   Repayment of notes payable                                 (397,932)          --          (913,432)
                                                           -----------   ----------       -----------

      Net cash provided by financing activities              4,650,223    6,787,522        82,046,756
                                                           -----------   ----------       -----------

      NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                          (1,187,789)      60,961           140,598

Cash and cash equivalents at beginning of period             1,328,387      826,227                --
                                                           -----------   ----------       -----------

Cash and cash equivalents at end of period                 $   140,598   $  887,188       $   140,598
                                                           ===========   ==========       ===========

Cash paid during the period for:

Interest                                                   $    58,984   $   65,244       $   707,865
                                                           ===========   ==========       ===========
Income taxes                                               $       550   $      750       $   201,126
                                                           ===========   ==========       ===========

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                       Cumulative from
                                                         Nine Months Ended Sept. 30,    March 12, 1991
                                                         ---------------------------    (inception) to
                                                              2004        2003         Sept. 30, 2004
                                                            --------   ----------      ---------------
Supplemental disclosures of cash flow information:
   Noncash investing and financing activities
      Assets acquired under capital leases                  $ 52,462   $       --         $  620,806
      Deferred offering costs included in accrued
         professional fees                                        --           --            314,697
      Financing costs - other long-term obligations                                           59,500
      Forgiveness of rent payable                                 --           --             40,740
      Share issuance expenses - warrants                          --           --            255,000
      Dividends on series B preferred stock paid in
         common shares                                        35,000      923,077          2,084,011
      Dividends on series C preferred stock paid in
         common shares                                       423,690           --            423,690
      Accretion of discount on preferred stock                    --    4,179,000          4,269,000
      Share issuance expenses for series B preferred
         stock incurred through issuance of warrants              --       86,692            391,307
      Share issuance expenses for series C preferred
         stock incurred through issuance of warrants              --      272,386            272,386
      Share issuance of series D preferred stock in
         exchange for series B preferred stock                                             2,628,602
      Conversion of series C preferred stock into
         common stock                                         69,807           --             69,807
      Warrant issued in connection with lease                 18,500           --             18,500
      Equipment transferred in satisfaction of deposit        25,000           --            100,000
      Discount on promissory notes                           658,012           --            945,012
      Insurance premium financing of prepaid insurance       280,000           --            280,000
      Accounts payable converted to promissory notes         837,468           --            837,468
      Advances converted to promissory notes                 130,000           --            130,000

See accompanying notes to condensed unaudited financial statements.

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           September 30, 2004 and 2003

1 - FINANCIAL STATEMENTS

The condensed balance sheet as of September 30, 2004, and the condensed statements of operations for the three and nine-month periods ended September 30, 2004 and 2003, and for the period from March 12, 1991 (inception) to September 30, 2004, and statements of shareholders' equity (deficiency) for the period from March 12, 1991 (inception) to September 30, 2004, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and for the period from March 12, 1991 (inception) to September 30, 2004, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, results of operations for the three and nine month periods ended September 30, 2004 and 2003, and stockholders equity (deficiency) for the period from March 12, 1991 (inception) through September 30, 2004, and cash flows for the nine month periods ended September 30, 2004 and 2003 and for the period from March 12, 1991 (inception) through September 30, 2004, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2003 annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine-month period ended September 30, 2004, are not necessarily indicative of the operating results for the full year or any other interim period. The condensed balance sheet as of December 31, 2003 has been derived from the Company's audited balance sheet as of that date.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $12.2 million during the nine months ended September 30, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $36.7 million, its total liabilities exceeded its total assets by $36 million and the Company has a deficit accumulated in its development stage of $116 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We are continuing our equity financing efforts with an investment banking firm and we are currently exploring other potential collaborative arrangements with companies for sales and marketing and distribution of our product. We hope to raise additional funding to enable us to execute our production plan with our third party manufacturer and prepare for sales in 2005, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements. We believe that our cash and cash equivalents on hand at September 30, 2004 (approximately $.1 million), together with the additional funds we hope to raise will enable us to continue our operations for the next twelve months.

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

3 - NET LOSS PER SHARE

As of September 30, 2004, an aggregate of 4,798,164 outstanding warrants and options and an aggregate of 4,922,339 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.50 for the Series B, C, and D preferred respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the three and nine months ended September 30, 2004 includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

As of September 30, 2003, an aggregate of 4,657,185 outstanding warrants and options, and an aggregate of 4,976,539 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.50 for the Series B, C, and D preferred respectively, were excluded from the weighted average share calculations, as the effect would be antidilutive. Basic and diluted loss per share, for the three and nine months ended September 30, 2003, includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

4 - EMPLOYEES STOCK OPTIONS

As permitted by SFAS 148, the Company continues to account for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended September 30, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and nine months ended September 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                                           Nine                              Nine
                                     Quarter Ended     Months Ended    Quarter Ended     Months Ended
                                     Sept. 30, 2004   Sept. 30, 2004   Sept. 30, 2003   Sept. 30, 2003
                                     --------------   --------------   --------------   --------------
Net loss applicable to common
   shareholders, as reported          $(4,304,719)     $(12,689,942)    $(3,997,475)     $(16,813,605)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method          (37,000)         (215,000)        (89,000)       (1,275,000)
Pro forma net loss applicable to
   common shareholders                $(4,341,719)     $(12,904,942)    $(4,086.475)     $(18,088,605)
Loss per share:
   Basic and Diluted - as reported    $     (0.76)     $      (2.30)    $     (0.76)     $      (4.38)
   Basic and Diluted - pro forma      $     (0.76)     $      (2.34)    $     (0.78)     $      (4.71)

5 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENTS

On August 29, 2001, as amended February 2003 and October 18, 2004, the Company entered into a Revenue Interests Assignment agreement with Paul Royalty Fund L.P. ("Paul Royalty"), which terminates on August 29, 2011. Under such agreement the Company was eligible to receive $10,000,000 during 2001. The Company received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002. In February 2003, Paul Royalty and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing additional funding requirements by Paul Royalty. February 26, 2003, Paul Royalty invested an additional $500,000 in Series B preferred stock, in concurrence with this amendment.

In consideration for the $10,000,000, Paul Royalty will receive a minimum of 3.33% of end user sales of the Company's products in the U.S., Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of the Company's products in those three countries. Beginning January 1, 2003, Paul Royalty was entitled to receive each year advances from the first proceeds to the Company from end user sales of its products in North America. The agreement provides for quarterly and annual accountings between Paul Royalty and the Company for those advance payments. Such annual amounts that Paul Royalty will be able to draw in advance range from $600,000 in 2003 to $7,500,000 in 2005 and thereafter. The Company has not paid Paul Royalty any advances, as there were no sales since we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. The amounts received from Paul Royalty have been classified as debt. At September 30, 2004, pursuant to the default provisions under the agreement which entitles Paul Royalty to compel us to repurchase its interest in our revenues, our revenue interest obligation to Paul Royalty is $22,995,109. This is equivalent to $10,000,000, the purchase price paid to Ortec by Paul Royalty, with interest accrued at 30% since the inception of the revenue interest obligation. For the nine months ended September 30, 2004 and 2003, the Company has accordingly recorded interest expense related to this obligation of $4,441,253 and $3,359,755, respectively. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Royalty will be recorded as a reduction of the Company's obligation under the revenue interest assignment. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, no assurances can be given that such lower rate could be achieved.

In the event of a change in control of the Company or upon the occurrence of certain other events, including insolvency, as defined in the agreement, Paul Royalty has the option to put its revenue interest back to the Company for an amount of cash flows which will generate a 30% internal rate of return to Paul Royalty. The Company also has the option to repurchase Paul Royalty's interest upon the occurrence of a change in control of the Company or a complete divestiture by the Company of its interests in its products, for an amount of cash flows that will generate a 35% internal rate of return to Paul Royalty.

At September 30, 2004, the Company's liabilities exceeded the value of its assets and as such, the Company was technically in default of the solvency requirement under the Paul Royalty agreement. Although Paul Royalty has had the right for well over a year to compel the Company to repurchase its interest in the Company's revenues at the price provided in the Company's agreement, Paul Royalty has so far not exercised that right. At September 30, 2004, since the Company was in default of the solvency requirement under the Revenue Interest Assignment agreement, the Company provided for an amount that approximated what it would have owed Paul Royalty had they exercised their repurchase option. To date, Paul Royalty has not exercised this option and has not indicated to the Company that they intend to compel it to repurchase its revenue interest. Once the Company is no longer insolvent and therefore no longer in breach of the agreement, Paul Royalty bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

The Company granted Paul Royalty a security interest in its United States and Canadian patents and trademarks relating to its technology for its OrCel product, to secure payments required to be made by the Company to Paul Royalty under this agreement.

6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the nine months ended September 30, 2004:

                                          Stock Options    Warrants     Total
                                          -------------   ---------   ---------
Balance at December 31, 2003                1,622,599     3,085,173   4,707,772
Granted                                        88,500        75,000     163,500
Exercised                                          --            --          --
Expired or cancelled                          (35,930)       (4,716)    (40,646)
                                            ---------     ---------   ---------
Balance at September 30, 2004               1,675,169     3,155,457   4,830,626
                                            =========     =========   =========

The only equity compensation plan approved by our stockholders is our Third Amended and Restated 1996 Stock Option Plan. The above table includes 1,274,400 stock options outstanding as of September 30, 2004 that were granted outside of this plan.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the nine months ended September 30, 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

7 - PROMISSORY NOTES

     Promissory notes consists of:

                                                    September 30,   December 31,
                                                         2004           2003
                                                    -------------   ------------
8% investor promissory notes:
Due December 31, 2004                                $ 8,765,000    $ 3,140,000
Due November 5, 2004                                      50,000             --
   Discount on 8% investor notes                         (11,187)      (271,000)
                                                     -----------    -----------
                                                       8,803,813      2,869,000
Promissory notes - Amarex, due through
   February, 2005                                        298,060             --
Promissory note - CUH2A, 4%, due through
   February, 2008                                        141,477             --
                                                     -----------    -----------
                                                       9,243,350      2,869,000
Current portion                                        9,141,481      2,869,000
                                                     -----------    -----------
Noncurrent portion                                   $   101,869    $        --
                                                     ===========    ===========

The Company records a fee payable in common stock to its placement agent equivalent to 50 shares for every $1,000 of the promissory notes as a note discount which is then amortized over the life of the note to interest expense. During 2004, the Company issued 284,500 shares of its common stock for $5,690,000 of investor promissory notes, which shares the Company valued at $612,250. Through September 30, 2004 the Company is obligated to issue an additional 156,250 shares of its common stock for $3,125,000 of investor promissory notes ($8,815,000 of investor promissory notes less common shares on the $5,690,000 already issued), which shares the Company has valued at $332,762 and recorded as common stock to be issued in connection with promissory notes. At the Company's sole option, the Company may prepay the outstanding principal amount of the 8% investor promissory notes plus all accrued and unpaid interest at any time without penalty in cash or shares of the Company's equity securities subject to an equity financing resulting in at least $5,000,000 in gross proceeds during the term of the notes.

The Company settled its lawsuit with Amarex by issuing Amarex a non-interest bearing promissory note. See Note 9. The CUH2A promissory note was a result of a structured payout of a previous vendor obligation.

8 - RELATED PARTY TRANSACTIONS

The Company owes Dr. Mark Eisenberg, one of its directors, who is also one of our founders, an aggregate of $395,754 at September 30, 2004. Of such amount $304,478 was for consulting services Dr. Eisenberg had provided to the Company under an agreement the Company had with him, $63,425 was for payments Dr. Eisenberg made in the Company's behalf for the laboratory we maintained in Australia (including salaries and obligations to suppliers) and $27,851 for rent the Company owed him for the space occupied by our laboratory. The Company no longer operates a laboratory in Australia. The Company has reached an agreement in principal with Dr. Eisenberg to grant him a five-year option to purchase 100,000 shares of its common stock at an exercise price of $2.00 per share, as payment in full of all the amounts owed him. On November 2, 2004 the Board of Directors approved the issuance of the aforementioned option.

9 - COMMITMENTS AND CONTINGENCIES

Warrant: In connection with a lease agreement dated February 27, 2004, the Company is obligated to issue a two-year warrant to purchase 14,052 shares of its common stock at $3.25 per share. The Company has valued the warrant utilizing a Black-Scholes valuation model at $18,500. On November 2, 2004 the Board of Directors approved the issuance of the aforementioned warrant.

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

10 - SUBSEQUENT EVENTS

Financings: In October 2004 we received from previous investors additional aggregate proceeds of $626,000, all of which were 8% promissory notes. Of the total, $441,000 is due November 5, 2004, and $185,000 is due December 31, 2004. Additionally, in October 2004 we received a non-interest bearing advance of $102,293. In November 2004, we received additional aggregate proceeds of $334,134, all of which were 8% promissory notes, due December 31, 2004.

Equity Transactions: In October 2004, we issued 5,806 shares of common stock in satisfaction of the accrued dividends due on the approximately 18 shares of preferred stock converted into common stock during the period ended September 30, 2004. In October 2004, a holder of approximately 17.5 shares of series C preferred stock converted such shares into 52,672 shares of common stock. Additionally we issued 7,937 shares of common stock for the accrued dividend due on the converted series C preferred stock. On November 4, 2004, a holder of a warrant exercised his right to purchase 4,711 shares of our common stock at $0.01.

Collaboration Agreement: On October 11, 2004 we entered into a collaboration with Hapto Biotech, Inc., a company involved in the field of tissue engineering, for the purpose of further developing promising product leads identified through a research collaboration established in September 2002 between the two entities, utilizing each company's proprietary technologies. The activities of the two entities will be conducted in a new entity, Hapto / Ortec Collaboration, LLC. The collaboration may require an approximate projected capital contribution of $345,000 from each entity during its first twelve months of operation. The agreement provides for a license agreement to the Company if the collaboration is successful in developing other technology (as defined) which can be used to treat Hard to Heal Chronic Wounds (as defined).

Cambrex Sales Agency Agreement & Related Agreements: On October 18, 2004 we entered into a Sales Agency Agreement with Cambrex Bio Science Walkersville, Inc. ("Cambrex"), providing for Cambrex to be the exclusive sales agent in the United States for our OrCel product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of our OrCel for the treatment of venous stasis ulcer, but the agreement's six year term will not commence before April 1, 2005. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen month period after the FDA clears our sale of OrCel for the treatment of venous stasis ulcers.

Cambrex has the right to terminate the agreement if (a) we do not receive FDA clearance for commercial sale of OrCel for the treatment of venous stasis ulcers by April 1, 2005 or (b) if for any period of six consecutive months beginning in 2007, sales are less than 9,000 units. We may terminate the agreement if sales of OrCel are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period).

Concurrent with the Sales Agency Agreement we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Cambrex. We also entered into a Security Agreement with Cambrex to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and / or license agreement, and all supporting obligations, guarantees and other security therefore, whether secured or unsecured, whether now existing or hereafter created. The lien and security interest under this security agreement are subordinate and junior in priority to the perfected lien and security interest granted to Paul Royalty as secured party under the Paul Royalty Security Agreement and are subject to the terms and provisions of the Consent and Agreement, described hereafter.

Approximately one year ago we also entered an agreement with Cambrex for Cambrex to manufacture OrCel in its cryopreserved form in Cambrex's Walkersville, Maryland production facility. In connection with the Sales Agency Agreement we have just entered into with Cambrex, our manufacturing agreement with Cambrex was modified so that if Cambrex builds us a larger production facility the maximum amount we could be required to contribute to that construction was reduced from $2,500,000 to $1,000,000.

In connection with the above agreements, together with Paul Royalty and Cambrex we entered into a Consent and Agreement ("C & A") under which the parties agreed to amend the existing agreement with Paul Royalty under which all cash collected from future sales of our product would first go into a lockbox controlled by Paul Royalty. Under the C & A the parties agreed that a new lockbox would be established controlled by both Cambrex and Paul Royalty. Pursuant to the C & A Paul Royalty agreed on a formula which provides for Paul Royalty to receive a percentage of collections made by Cambrex, subject to a reconciliation of the exact amount due from Ortec. Thereafter, Cambrex would offset all amounts due under the manufacturing and sales agreements and other amounts, as defined in the C & A, before sending the balance, considered to be the royalty payment under the aforementioned License Agreement to the Company.

Extension of Promissory Notes: On October 27, 2004 holders of promissory notes aggregating $9,206,000, which included $8,765,000 outstanding at September 30, 2004, agreed to extend the maturity dates from November 5, 2004 to December 31, 2004. In consideration thereof, the holders will receive 12% interest (originally 8%) from September 30th thereon. In addition, each holder will receive 45,000 unregistered common shares with piggyback registration rights for each $1,000,000 of principal of notes held by each lender, or pro-rata portion thereof. One holder for $50,000 did not extend his note. This note was paid in full in November 2004.

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

In February 2001 we received FDA approval to make commercial sales of OrCel for use in reconstructive surgery on patients with recessive dystrophic epidermolysis bullosa, followed by FDA approval in September 2001 for use of the product in the treatment of donor site wounds on burn patients. With these approvals, though we are still a development stage enterprise, in December 2001 we began commercial sales of our product. During 2002, we engaged a sales force organization to actively pursue sales of our product, but due to a reduction in anticipated financing, we curtailed these activities in the second half of 2002 in order to focus our efforts and resources towards completing the clinical trials for the use of OrCel for the treatment of venous stasis ulcers. As a result of this curtailment, there have been no commercial sales of our product in the current quarter.

In 2003, we completed a pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs, which result from the poor circulation of blood returning from the legs to the heart. The study was conducted at 19 clinical sites and 136 patients were treated in the trial. One half of the patients were a control group and were treated with standard of care currently being used for treatment of venous stasis ulcers. In December 2003, we initiated the filing of the Premarket Approval (PMA) application with the Food and Drug Administration (FDA) to market OrCel for the treatment of venous leg ulcers. We submitted the Manufacturing and Controls (CMC) section, the first of two modules of the application. The final section of the PMA, which included a summary of safety and effectiveness in the clinical studies and device labeling, was filed with the FDA in February 2004. We have received and fully responded to subsequent inquiries, and are awaiting a final disposition from the FDA.

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

From inception to date, we have incurred cumulative net losses of approximately $116 million. We expect to continue to incur substantial losses and may have to discontinue operations, unless we are able to secure FDA clearance for the sale of OrCel in its cryopreserved form to treat venous leg ulcers, and later diabetic foot ulcers, gain market acceptance for OrCel, and execute our production plans with our third party manufacturer.

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

In October 2004, we entered into a six-year Sales Agency Agreement with Cambrex Bio Science Walkersville, Inc., the same entity with whom we have contracted to manufacture our product, providing for Cambrex to be the exclusive sales agent in the United States for our OrCel product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement begins sixty days after we receive clearance from the FDA for the commercial sale of our OrCel for the treatment of venous stasis ulcer, but not earlier than April 1, 2005. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen month period after the FDA clears our sale of OrCel for the treatment of venous stasis ulcers.

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

Critical Accounting Estimates

Revenue Recognition. Product revenue is recognized upon shipment of OrCel when title and risk of loss pass to the customer, which occurs when the product is received by the end user hospital, clinic, or doctor. Royalties from licensees will be based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, our accounting policy is to review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period.

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

Obligation under Revenue Interest Assignment Agreement. We account for our Revenue Interest Assignment Agreement with Paul Royalty Fund, L.P. in a manner similar to that of debt. Currently, our liabilities exceed the value of our assets and as such, we are technically in default of the solvency requirement under this agreement. Pursuant to the default provisions, which entitles Paul Royalty to compel us to repurchase its interest in our revenues at a price equal to the purchase price paid to Ortec by Paul Royalty, or $10,000,000, with interest which would yield a 30% internal rate of return to Paul Royalty. At such time when the default provisions are no longer applicable and a reasonable estimate of future revenues can be determined, the effective interest rate imputed on the obligation will be determined using the interest method and payments to Paul Royalty will be recorded as a reduction of our obligation under the revenue interest assignment agreement. This may result in an imputed interest rate, which is significantly below 30% and could have a potential material financial impact. However, we can give no assurances that such lower rate could be achieved. Additionally, we had no revenues in the nine months ended September 30, 2004 as we suspended sales of OrCel in 2002 to focus on completing a clinical trial for venous stasis ulcers and submitting the results to the FDA. We hope to obtain FDA approval to sell OrCel for the treatment of venous stasis ulcers in 2005; however approval cannot be assured. In addition, if approval is obtained from the FDA, the timing of such event may not be in line with our expectations. For these reasons, we may not be able to make a reasonable estimate of future revenues and payments that may become due to Paul Royalty under this financing agreement in 2004, if we are no longer in technical default of this agreement, and as such may not be able to determine an effective interest rate to apply to the debt. Therefore, given these uncertainties, once we are no longer in technical default, we will charge revenue interest expense as revenues subject to the revenue interest obligation are recognized. When we are able to make a reasonable estimate of our related revenue interest obligation, interest expense will be charged based upon the interest method.

FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles (GAAP). Yet, given the magnitude of the non-cash expenses, we utilize EBITDA (earnings before income taxes, depreciation and amortization) to evaluate and monitor the results of our operations. Although EBITDA is a non-GAAP financial measure, we believe that the information presented below when reviewed in conjunction with the Condensed Statements of Cash Flows will allow for an additional clarification of our performance and will allow the readers of our financial statements an additional tool to evaluate our comparative performance. Following, is a reconciliation of the comparative net loss to common shareholders to EBITDA utilized by the Company.

                                              Three months ended           Nine months ended
                                                September 30,                September 30,
                                          -------------------------   ---------------------------
                                              2004          2003          2004           2003
                                          -----------   -----------   ------------   ------------
Net loss applicable to common
shareholders                              $(4,304,719)  $(3,997,875)  $(12,689,942)  $(16,813,605)
   Adjustments to reconcile net loss to
      common stockholders to EBITDA:
      Preferred dividends accrued             154,190       140,690        458,690      1,119,272
      Preferred stock deemed
         dividends and discounts                   --        90,000             --      4,269,000
      Non-cash imputed interest             1,616,569     1,187,591      4,441,253      3,359,755
      Depreciation and amortization           329,227       159,875      1,288,805        477,051
      Non-cash stock compensation              94,000            --         94,000             --
                                          -----------   -----------   ------------   ------------
EBITDA                                    $(2,110,733)  $(2,419,719)  $ (6,407,194)  $ (7,588,527)
                                          ===========   ===========   ============   ============

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and September 30, 2003.

Revenues

As previously discussed, our sales activities were curtailed in the second half of 2002, resulting in no product revenues generated in the quarter and nine months ended September 30, 2004 and 2003.

Expenses

Expenses increased by approximately $.4 million to $4.2 million in 2004 from approximately $3.8 million in 2003 for the comparable third quarter periods, and by approximately $.8 million to $12.2 million in 2004 from $11.4 million in 2003 for the comparable nine-month periods.

Product and laboratory costs. Product and laboratory costs increased slightly to $.78 million in 2004 from .73 million in 2003 in the comparable third quarter periods but increased $.5 million to $2.1 million in 2004 from $1.6 million in 2003 for the comparable nine-month periods. In 2004 we paid fees to Cambrex totaling approximately $1.3 million for a production suite and costs associated with transferring the process of producing our product. In addition we incurred internal costs of approximately $.1 million associated with process improvement experimentation. This was offset by approximately $.9 million of higher clinical trial expenses in 2003 related to our venous stasis ulcer trials.

Consulting. Consulting fees were insignificant and decreased negligibly during the third quarter of 2004. Consulting fees increased approximately $40,000 during the comparable nine-month period due to a credit reimbursement for $30,000 recorded in 2003. We did not incur any significant consulting expenses in 2004 because we had completed our venous stasis ulcer trials in late 2003. In the 2003 third quarter and nine-months, we did not incur any significant consulting expenses, as we had focused on completing the venous stasis clinical trial, and as such utilized primarily existing personnel.

Personnel. Personnel costs were comparable at approximately $.9 million and $2.9 million in the comparable third quarter and nine-month periods, respectively.

General and Administrative. General and administrative expenses decreased by approximately $.23 million to $.53 million in 2004 from $.76 million in 2003 for the comparable third quarter periods, primarily due to reductions in depreciation of $.06 million, Delaware franchise taxes of $.03 million, investor and public relations of $.03 million, and legal expenses of $.1 million. General and administrative expenses declined $.5 million to $1.4 million in 2004 from $1.9 million in 2003 for the comparable nine-month periods, primarily due to reductions in depreciation of $.12 million, investor and public relations of $.06 million, legal expenses of $.2 million, and $.11 million in insurance expenses.

Rent and Lease Termination Costs. Rent expense was comparable at $.12 million in the comparable third quarter periods. Rent expense decreased by approximately $93,000 during the comparable nine-month periods to $363,456 in 2004 from $456,687 in 2003. The decline was primary a result of a reduction in space leased in our New Jersey laboratory. In 2004 we leased laboratory space in New Jersey covering 800 square feet compared to 26,000 square feet in the first quarter of 2003. Additionally, we moved out of our New Jersey facility at the end of July 2004. Lease termination costs of $1.1 million in 2003 included $.9 million in lease settlement costs we paid to the NJ Economic Development Authority, and $.2 million of other leasehold costs incurred directly by us. The lease was terminated in the second quarter of 2003.

Interest and Other Expense. Interest and other expense increased by approximately $.8 million to $2 million in 2004 from $1.2 million in 2003 for the comparable third quarter periods. Interest and other expense increased by approximately $2.4 million to $5.8 million in 2004 from $3.4 million in 2003 for the comparable nine-month periods. The increase for the quarter and nine-months was attributable to interest charges related to our outstanding 8% promissory notes of approximately $.4 million and $1.3 million, respectively, and $.4 million and $1.1 million of the increase, for the quarter and nine-months respectively, was due to the non-cash 30% imputed interest accrued on the Paul Royalty revenue interest assignment obligation. Although interest was accrued at 30% per annum for both periods, for the quarter and nine-months ended September 30, 2004, interest was accrued on a higher level of debt outstanding. Due to the default provisions under the agreement, interest has been accrued at 30% per annum in 2004, which provision may be adjusted in the future if the default provisions are not longer applicable and interest will then be accrued based on the expected level of future revenues.

Interest and Other Income. Interest and other income increased by approximately $.2 million during the comparable third quarter and nine month periods. The increase during both periods reflects a $.2 million gain resulting from an adjustment to a loan.

LIQUIDITY AND CAPITAL RESOURCES

Since inception (March 12, 1991) through September 30, 2004, we have accumulated a deficit of approximately $116 million and we expect to continue to incur substantial operating losses until we obtain FDA approval to sell our product, OrCel, for the treatment of venous stasis ulcers and successfully market OrCel to the medical community. We have financed our operations primarily through private placements of our common stock, preferred stock, promissory notes payable and convertible debentures, our initial public offering, and the exercise of our publicly traded Class A warrants at the end of 1997. From inception to September 30, 2004, we received approximately $82 million from our financing activities. This consisted of cash proceeds from the sale of equity securities, net of share issuance expenses, of approximately $53.6 million, cash proceeds from the issuance of debentures, promissory notes and preferred stock of $18.4 million, and a total of $10.0 million from the sale of a percentage interest in our future revenues from the sale of our product in North America.

For the nine months ended September 30, 2004, we used net cash for operating activities of approximately $5.7 million. Cash used in operating activities resulted primarily from our net loss of $12.2 million, offset by: depreciation and amortization of approximately $1.3 million, non-cash interest expense on the Paul Royalty revenue interest assignment obligation of approximately $4.4 million, and approximately $.8 million of changes in operating assets and liabilities.

In the nine months ended September 30, 2004, we received gross proceeds of approximately $5.5 million consisting of 8% promissory notes primarily due November 5, 2004. During this period we utilized $.9 million to satisfy various outstanding loan, lease, and other financing obligations. Additionally we incurred approximately $.1 million in costs for investments in equipment and patent applications.

In August 2001, as amended February 2003 and October 18, 2004, we entered into a Revenue Interests Assignment agreement with Paul Royalty Fund, L.P. pursuant to which we agreed in consideration of Paul Royalty paying us $10,000,000, to pay to Paul Royalty a minimum of 3 1/3% of the end user sales prices paid for our OrCel product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be further adjusted upward or downward based on the volume of sales to end users of OrCel in those three countries. In accordance with the terms of the Revenue Interest Agreement, beginning on January 1, 2003 we are required to make advance payments on the revenue interest obligation as follows: the first $0.6 million of annual net sales for the year ended December 31, 2003; the first $1.0 million of annual net sales for the year ended December 31, 2004 and the first $7.5 million of annual net sales for each subsequent calendar year thereafter through the year ending December 31, 2011. We did not pay Paul Royalty $0.6 million in 2003 as we discontinued the commercial sale of OrCel in the second half of 2002 due to budgetary constraints resulting from a difficult investment climate. We will not resume sales unless we obtain FDA approval for the use of OrCel in the treatment of venous stasis ulcers, which is not expected to occur before the last quarter of 2004.

As security for the performance of our obligations to Paul Royalty, we have granted Paul Royalty a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with Paul Royalty provides that in certain events Paul Royalty may, at its option, compel us to repurchase the interest in our revenues that we sold to Paul Royalty for a price equal to the $10,000,000 Paul Royalty paid us plus an amount that would yield Paul Royalty a 30% internal rate of return on their investment. That repurchase price would have been approximately $22,995,109 as of September 30, 2004. Among the events that would entitle Paul Royalty to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with Paul Royalty provides that in determining such insolvency any amount we owe to Paul Royalty is excluded in calculating our net worth (or negative net worth). As defined in our agreement with Paul Royalty we are currently insolvent. In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. Although Paul Royalty has had the right for well over a year to compel us to repurchase its interest in our revenues at the price provided in our agreement, Paul Royalty has so far not exercised that right. If Paul Royalty does exercise its right to compel us to repurchase its interest in our revenues we would be unable to pay the purchase price and Paul Royalty could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

In addition to the requirement that we remain solvent, as described above, the occurrence of certain events, including those set forth below, triggers Paul Royalty's right to require us to repurchase its revenue interest:

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

If a repurchase event occurred and Paul Royalty required us to repurchase their interest in our revenues, we may not have sufficient cash funds to pay Paul Royalty. As such, Paul Royalty could foreclose on certain assets that are essential to our operations. The exact amount of the repurchase price is dependent upon certain factors, including when the repurchase event occurs. At September 30, 2004, since we were in default of the solvency requirement under the Revenue Interest Assignment agreement, we provided for an amount that approximated what we would have owed Paul Royalty had they exercised their repurchase option. To date, Paul Royalty has not exercised this option and has not indicated to us that they intend to compel us to repurchase its revenue interest. Once we are no longer insolvent and therefore no longer in breach of the agreement, Paul Royalty bears the risk of revenue interest paid to it being significantly less than the revenue interest liability, as well as the reward of revenue interest paid to it being significantly greater than the interest liability.

In February 2003, Paul Royalty amended its agreement with us, restating and updating certain provisions of the original agreement. The original agreement and modifications to the agreement terminate on December 31, 2011, unless terminated earlier by either party, as permitted by the terms of the agreement.

The 50 shares of Series B preferred stock are held by Paul Royalty. The Series B preferred stock is convertible into common shares at any time at the option of Paul Royalty, based on a fixed conversion rate of the $10,000 per Series B preferred share liquidation amount of not less than $3.00 per common share, or at an alternative conversion rate of the $10,000 per Series B preferred share liquidation amount of 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a minimum conversion rate of $2.50 per common share of common stock.

The 930 shares of Series C preferred stock are convertible at any time at the option of the holders into 2,790,799 shares of common stock (the $6,000 per Series C preferred share liquidation amount at a conversion rate of $2.00 per common share). The conversion rate may be reduced should we sell shares of our common stock at less than $2.00 per share in certain types of transactions. An accrued dividend of $760,240 (inclusive of $423,690 accrued during the nine months ended) at September 30, 2004 has been provided within stockholders' equity / (deficit) as it is our intent to issue common shares in payment of these dividends. The Series C convertible preferred stock shall automatically convert if the common stock of the Company trades at a price equal to or greater than $6.00 per share for a period of 10 consecutive trading days. Additionally, each investor was issued 1,800 five-year warrants for each Series C convertible preferred share purchased. The Series C warrants have an exercise price of $3.60 per common share. Beginning May and July 2005 the Company may redeem the Series C warrants for $.10 per warrant of our common stock closes above $10.80 per share for 10 consecutive trading days.

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

In October 2003, we entered into a cell therapy manufacturing agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation, for the commercial manufacture of Ortec's tissue engineered product, OrCel. It is expected that Cambrex will begin production of OrCel in the second half of 2004 and this inventory may be used for sale if we receive FDA clearance to market OrCel for use on patients in the treatment of venous stasis ulcers. Pursuant to the terms of this agreement, we are required to pay Cambrex a monthly fee for the use of a production suite in their facility located in Walkersville, Maryland while we are in Phase I of the production plan, as defined by the agreement. During Phase I only, we may terminate this agreement by giving 6 months advance notice of the effective date of such termination. At any time during Phase I, we can elect to initiate Phase II of the agreement by written notice to Cambrex. The monthly payments we will make to Cambrex will increase if we require Cambrex to build us a larger production facility to meet our requirements for the production of OrCel. Such annual payments we are required to make will further increase by a small percentage each year. Such monthly payments include some services and overhead expenses provided and paid for by Cambrex. We are required to pay a portion of the cost of construction of that larger production facility. In October 2004, our manufacturing agreement with Cambrex was modified so that if Cambrex builds us a larger production facility the maximum amount we could be required to contribute to that construction was reduced from $2,500,000 to $1,000,000. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future monthly payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of OrCel as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for OrCel that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we, or Cambrex, may terminate the agreement on 6 months notice by us and twelve months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we, and Cambrex, may elect to scale down over the following three years the portion of our requirements for OrCel that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, there are substantial payments we must make to Cambrex.

In October 2004, we entered into a six-year Sales Agency Agreement with Cambrex Bio Science Walkersville, Inc., the same entity with whom we have contracted to manufacture our product, providing for Cambrex to be the exclusive sales agent in the United States for our OrCel product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement begins sixty days after we receive clearance from the FDA for the commercial sale of our OrCel for the treatment of venous stasis ulcer, but not earlier than April 1, 2005. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen month period after the FDA clears our sale of OrCel for the treatment of venous stasis ulcers.

As of September 30, 2004, payment of approximately $2.3 million of the approximately $2.9 million we owed to our trade creditors was past due. While we have arranged for payment of some our obligations over a period of time, and have to make some payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. Raising additional capital can be dependent on numerous factors, such as our ability to obtain regulatory approval for the commercial sale of OrCel to treat venous stasis ulcers, and, later diabetic foot ulcers as well as the general investment climate.

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities. We have raised funds in the past through the public or private sale of equity securities and debentures, the issuance of promissory notes to lenders most of whom were investors in our Series C Convertible Preferred Stock, and through the agreement with Paul Royalty. We will need to raise additional funds in the future through the sale of our securities to the public and through private placements, debt financing or short-term loans. We can give no
                                       25
assurance of the total amount of financing that will be secured. We are continuing to use the services of an investment banking firm in raising capital in 2004. Our capital funding requirements depend on numerous factors, including:

     o    the progress and magnitude of our research and development programs;

     o the time involved in obtaining regulatory approvals for the commercial sale of our OrCel product in its cryopreserved form to treat venous stasis ulcers, and later diabetic foot ulcers;

     o    the costs involved in filing and maintaining patent claims;

     o    technological advances;

     o    competitive and market conditions;

     o the successful implementation of agreements we have entered into with Cambrex Bio Science Walkersville, Inc. for manufacturing and sales of our OrCel product in its cryopreserved form; and

     o the cost and effectiveness of commercialization activities and arrangements.

We hope that proceeds from investment funds we may receive in the future will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2005, pay a portion of our past due obligations, repay a portion of our short-term promissory note borrowings, initiate the pivotal clinical trial for the use of OrCel in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for the next twelve months. We believe that our cash and cash equivalents on hand at September 30, 2004 of $140,598, as well as the additional funds we hope to raise will enable us to continue our operations for the next twelve months. However, we can give no assurance that additional investment or other funds can be secured. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

In October 2004 we received from previous investors additional aggregate proceeds of $626,000, all of which were 8% promissory notes. Of the total, $441,000 is due November 5, 2004, and $185,000 is due December 31, 2004.
Additionally, we receieved a non-interest bearing advance of $102,293. In November 2004, we received additional aggregate proceeds of $334,134, all of which were 8% promissory notes due December 31, 2004.

We continue to explore and, as appropriate, enter into discussions for equity investment or other funding programs. However, we can give no assurance that discussions will result in any additional investments or that the necessary additional financing through debt or equity financing will be available to us on acceptable terms, if at all. Further, we can give no assurance that any arrangements resulting from these discussions will successfully reduce our funding requirements. If additional funding is not available to us when needed, we may not be able to continue operations.

Item 3. CONTROLS AND PROCEDURES

1.   Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2004 (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

          (c) Recent Sales of Unregistered Securities

          On July 8, 2004 we issued 54,200 shares of common stock upon conversion of 18.066667 shares of Series C preferred stock. The issuance of the shares was exempt from registration pursuant to
          Section 3(a)(9) of the Securities Act of 1933, as securities exchanged by an issuer with its existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

          In July 2004 we issued 95,000 shares of common stock to our placement agent, Burnham Hill Partners, a division of Pali Capital, Inc, and its designees for services they rendered in securing $1,900,000 of short term loans for us. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving any public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibit No.   Description
       -----------   -----------
           3.1       Restated Certificate of Incorporation (Incorporated by
                     reference to Exhibit 3.2 of the Company's quarterly report on Form 10-Q for the period ended September 30, 2001, filed with the Commission on November 14, 2001, Commission File
                     No. 0-27368)
           3.2       Amendment to Restated Certification of Incorporation
                     (Incorporated by reference to Exhibit 3.2 of the Company's annual report on Form 10-K for the period ended December
                     31, 2002, filed with the Commission on April 15, 2003,
                     Commission File No. 0-27368)
           3.3       Amendment to Certificate of Incorporation adopted June 28,
                     2002, being a Certificate of Designation of the Relative
                     Rights and Preferences of the Series A convertible
                     preferred stock (Incorporated by reference to Exhibit 3.4
                     of the Company's quarterly report on Form 10-Q for the
                     period ended June 30, 2002, filed with the Commission on
                     August 19, 2002, Commission File No. 0-27368)
           3.4       Amendment to Certificate of Incorporation filed on August
                     26, 2002, being an Amended Certificate of Designation of
                     the Relative Rights and Preferences of the Series B
                     convertible preferred stock (Incorporated by reference to
                     Exhibit 3.2 of the Company's annual report on Form 10-K for the period ended December 31, 2002, filed with the
                     Commission on April 15, 2003, Commission File No. 0-27368)
           3.5       Amendment to Certificate of Incorporation filed on May 23,
                     2003, being the Certificate of Designation of the Relative
                     Rights and Preferences of the Series C convertible
                     preferred stock (Incorporated by reference to Exhibit 3.5
                     of the Company's quarterly report on Form 10-Q for the
                     period ended June 30, 2003, filed with the Commission on
                     August 14, 2003, Commission File No. 0-27368)
           3.6       Amendment to Certificate of Incorporation filed on June 10,
                     2003 (Incorporated by reference to Exhibit 3.6 of the
                     Company's annual report on Form 10-K for the period ended
                     December 31, 2003, filed with the Commission on March 30,
                     2004, Commission File No. 0-27368)
           3.7       Amendment to Certificate of Incorporation filed on August
                     19, 2003 being the Certificate of Designation of the
                     Relative Rights and Preferences of the Series D convertible preferred stock (Incorporated by reference to Exhibit 3.6
                     of the Company's quarterly report on Form 10-Q for the
                     period ended September 30, 2003, filed with the Commission on November 14, 2003, Commission File No. 0-27368)
           3.8       By-Laws (Incorporated by reference to the Exhibit of the
                     Company's Registration Statement on Form SB-2, or Amendment
                     1 thereto, filed with the Commission, Commission File No.
                     33-96090)
          31.1 *     Rule 13a-14(a) / 15d-14 (a) Certification of Principal
                     Executive Officer
          31.2 *     Rule 13a-14(a) / 15d-14 (a) Certification of Principal
                     Financial Officer
          32.1 *     Section 1350 Certification of Principal Executive Officer
          32.2 *     Section 1350 Certification of Principal Financial Officer

----------
* filed herewith

(b)    Reports on Form 8-K

       We did not file any reports on Form 8-K in the third quarter of 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         Registrant:

                                         ORTEC INTERNATIONAL, INC.


Date: November 15, 2004                  By: /s/ Steven Katz
                                             -----------------------------------
                                             Steven Katz, PhD
                                             Chairman
                                             (Principal Executive Officer)


Date: November 15, 2004                  By: /s/ Ron Lipstein
                                             -----------------------------------
                                             Ron Lipstein
                                             Vice Chairman/CEO and
                                             Chief Financial Officer
                                             (Principal Financial Officer)