Form 10-K
period 2004-12-31
ORTEC INTERNATIONAL INC
filed 2005-03-31
CIK 889992

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-27046

                            ORTEC INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

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

                    Issuer's telephone number (212) 740-6999

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year - $0 -

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $17,833,121 as of March 11, 2005.

          State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 26,211,749 as of March 11, 2005. (giving effect to issuance of 242,931 shares as a result of conversion of 60.7309 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.)

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            ORTEC INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                              ITEMS IN FORM 10-KSB

                                                                            Page
                                                                            ----
Facing page

Part I
           Item 1.   Description of Business..................................1
           Item 2.   Description of Property.................................19
           Item 3.   Legal Proceedings.......................................19
           Item 4.   Submission of Matters to a Vote of Security Holders.....19

Part II
           Item 5.   Market for Common Equity and Related Stockholder
                        Matter...............................................20
           Item 6.   Management's Plan of Operation..........................22
           Item 7.   Financial Statements....................................24
           Item 8.   Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..................24
           Item 8.A. Controls and Procedures.................................24
           Item 8.B. Other Information.......................................24

Part III
           Item 9.   Directors and Executive Officers of the Registrant......25
           Item 10.  Executive Compensation..................................28
           Item 11.  Security Ownership of Certain Beneficial Owners
                        and Management.......................................30
           Item 12.  Certain Relationships and Related Transactions..........32
           Item 13.  Exhibits................................................33
           Item 14.  Principal Accountant Fees and Services..................34
Signatures...................................................................35

               INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, preclinical and clinical programs, and our future achievements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "continue," or "opportunity," the negative of these words or words of similar import. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-KSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-KSB, including, without limitation, those discussions under "RISK FACTORS" in "Item 1. Business". In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-KSB or documents incorporated by reference herein that include forward-looking statements.

In this Annual Report on Form 10-KSB, "Ortec," "we," "us" and "our" refer to Ortec International, Inc. and our wholly owned subsidiary, Orcel LLC, unless the context otherwise provides.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Overview

We are a development stage tissue engineering company that has developed a proprietary and patented technology that we call OrCel (R) (ORCEL), which is used to stimulate the repair and regeneration of human skin. ORCEL is a two-layered tissue engineered dressing that consists of human derived skin cells, both dermal and epidermal, supported within a porous collagen matrix. The composite matrix is seeded with keratinocytes (epidermal cells) and fibroblasts (dermal cells). When ORCEL is applied to the wound site, it produces a mix of growth factors that stimulates wound closure.

We completed a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart. In February 2004, we filed with the Food and Drug Administration (FDA) our application for clearance to market ORCEL for the treatment of venous stasis ulcers. The FDA is still in the process of reviewing our application and has asked for clarification of various information provided by us. On February 28, 2005, in response to our request for a meeting, we met with the FDA in Washington, D.C. for the purpose of gaining clarity on outstanding issues related to our pre-market approval application for venous stasis ulcers. The primary items discussed at the meeting included the safety profile of ORCEL as well as the statistical methodologies we used in presenting our clinical data. Subsequently we followed up that meeting with an additional submission to the FDA addressing all the issues raised at the meeting. After this additional submission we requested and have been granted a follow-up meeting in Washington, D.C. expected to take place in April 2005. The purpose of this meeting will be to discuss any remaining issues with respect to our additional submission and attempt to resolve any other outstanding issues.

We have developed the technology for the cryopreservation of ORCEL without diminishing its effectiveness. Cryopreservation is the freezing of our product to give it a minimum shelf life of seven months, as opposed to only a few days with the non-cryopreserved product. We believe that the longer shelf life will reduce the cost per unit of producing ORCEL as well as provide us with a marketing advantage over non-frozen competitive products.

Our primary target patient populations for the use of ORCEL are persons with venous stasis and diabetic foot ulcers, which we believe are large potential markets for the use of ORCEL. We also believe that ORCEL could be used to treat other medical conditions, such as decubitis ulcers. Decubitis ulcers are pressure sores, commonly known as bed sores. Decubitis ulcers range from a small wound to a very deep wound extending to and sometimes through a bone into internal organs. ORCEL may also have applications for cosmetic surgery.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. We expect to initiate patient enrollment for the diabetic foot ulcers pivotal clinical trial shortly after receiving FDA clearance for the use of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcers clinical trial will be conducted at up to 25 clinical centers and involve up to approximately 200 patients.

We have entered into an agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex), for Cambrex to produce ORCEL for us in Cambrex' production facilities in Walkersville, Maryland. Cambrex is experienced in producing cell based medical products such as ORCEL. Having Cambrex produce ORCEL for us alleviated the need for us to build and equip our own production and distribution facility, thus avoiding a large capital outlay, and is otherwise more cost effective for us. We have also entered into an agreement with Cambrex for Cambrex to be the exclusive distributor of ORCEL in the United States, Canada and Mexico. Our sales agency agreement with Cambrex requires Cambrex to spend $4,000,000 in a sixteen month period to create a sales force for, and otherwise to arrange for the sale of ORCEL. That agreement also provides us with a share of revenues from the sale of ORCEL, a dedicated sales force, and an amendment to our Cell Therapy Manufacturing Agreement with Cambrex resulting in a $1,500,000 reduction in the amount we were required to contribute to building a larger production facility, all of which are more favorable to us than what we were offered by other distributors. We believe that our production and sales agreements with Cambrex will enable us to begin commercial sales of ORCEL in the United States shortly after, and if, we get clearance from the FDA to begin commercial sales of cryopreserved ORCEL for the treatment of venous stasis ulcers.

We are currently also seeking agreements for the sale of ORCEL outside North America. We have already entered into an agreement with a subsidiary of Teva Pharmaceuticals Industries, Limited (Teva), a major pharmaceutical company, for Teva to distribute ORCEL in Israel.

While our immediate focus continues to be the commercialization of our core technology for chronic wounds and wound management, we expect to continue to look at opportunities in which we can leverage our cell culturing biomaterials and regulatory knowledge base and expertise and broaden our potential sources of revenue. In October 2004 we entered into a collaboration agreement with Hapto Biotech Inc., a company involved in the field of tissue engineering. The collaboration, utilizing each company's proprietary technologies, will evaluate the safety and efficacy of a non cellular peptide based collagen biomaterial in promoting the attraction and attachment of healthy cells within the patient's body in regenerating new tissue or repairing wounds. If the collaboration is successful, we believe that this approach, being non cellular in nature, could provide a low cost alternative treatment for less hard to heal wounds. Additionally we believe that this advanced biomaterial can be used for the cosmetic, reconstructive orthopedic and dental procedures, as well.

During 2004 we also announced an agreement with ES Cell International Pte, Ltd
(ESI) to collaborate in the development of ESI's human Embryonic Stem Cell (hES) derived cell therapy products. Under the terms of the agreement, we will supply ESI with human skin cells generated from cell lines developed and manufactured by us for our ORCEL product. We have conducted extensive testing for viruses of the cells we are providing to ESI in accordance with FDA guidelines. ESI will use the cells we provide in research and development and in commercialization of their stem cell products. Under the terms of the agreement, we have received and may receive upfront payments and payments on the achievement of milestones in ESI's human hES cell derived cell therapy programs. The agreement also provides for payment of royalties to us from future commercial sales of ESI's cell therapy products.

Ortec was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring, developing, testing and marketing our skin replacement product. Our executive offices are located at 3960 Broadway, New York, New York, and our telephone number is (212) 740-6999. Our website address is www.ortecinternational.com.

The Product

ORCEL is produced from cells derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in cultures in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together, constitute our proprietary ORCEL.

Original Research

Dr. Mark Eisenberg, a physician in Sydney, Australia, developed our technology. Dr. Eisenberg is a director and one of the founders of Ortec. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty-five years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient's own skin. Dr. Eisenberg continued his research which eventually led to the development of ORCEL: a tissue-engineered dressing which consists of both the dermal and epidermal layers.

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for approval by the FDA and by similar authorities in foreign countries prior to commercial sale. Presently, we are awaiting a decision from the FDA regarding our application for the use of ORCEL to treat venous stasis ulcers. However, it is not possible for us to determine whether the results achieved from our human clinical trial will be sufficient to obtain FDA clearance.

The FDA Clearance Process

Pursuant to the Federal Food Drug and Cosmetic Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in the United States. ORCEL is considered by the FDA to be a medical device and is therefore regulated by the Center for Device and Radiological Health. We must receive pre-market clearance from the FDA for any commercial sale of our product. Before receiving such clearance we must provide proof in human clinical trials of the safety and efficacy of ORCEL. Pre-market clearance is a lengthy and expensive process.

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

     o The FDA staff gives their comments, objections and requirements on the submitted protocol.

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

     o After completion of its review, the FDA staff may submit a report of the results of the trial to an advisory medical panel consisting of experts in the treatment of the medical condition which the studied medical device is intended to treat.

     o The panel submits its advice as to the efficacy and safety of the device to the FDA official who is the Director of the FDA Division to which the protocol and the results of the pivotal trial were originally submitted. If no advisory panel is required, the FDA staff reviewers submit their recommendation directly to the Division Director.

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

We have completed the treatment and follow-up of 136 patients in the pivotal clinical trial of the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers. We have also collected the clinical data of treatment and patient follow up from all the 19 sites that participated in the study. We submitted the manufacturing and controls section of our pre-market approval application in December 2003 and in February 2004 we filed the final section of our pre-market approval application, which included the summary of safety and effectiveness in the clinical studies and device labeling. From February 2004 through March 2005 we have responded to various questions from the FDA relating to our pre-market approval application. We have most recently met with FDA and have submitted additional information regarding the safety profile of cryopreserved ORCEL as well as the statistical methodologies we used in presenting our clinical data. We have scheduled a further meeting with the FDA in April 2005 to discuss the issues in this additional submission and attempt to resolve any other outstanding issues.

Although we have completed an FDA cleared pilot clinical trial for the use of the fresh form of ORCEL for the treatment of diabetic foot ulcers, we have deferred conducting a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers until after we receive FDA clearance of our application for the use of ORCEL in the treatment of venous stasis ulcers. We do not expect to begin the FDA clearance process for a pivotal trial for cryopreserved ORCEL for the treatment of diabetic foot ulcers until we believe that we can secure financing for the conduct of that trial.

In 2001, the FDA granted our application for the commercial sale of ORCEL for the treatment of donor site wounds. A donor site wound is created in an area of the patient's body from which the patient's skin was taken to cover a wound at another part of such patient's body. In 2001, the FDA also granted our application for the commercial sale of ORCEL for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat the donor site wounds created during the surgery. Recessive dystrophic epidermolysis bullosa is a condition in which a newborn infant's skin instantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring resulting in deformity of the hands and feet. From December 2001 through December 2002, our gross revenues from the sale of ORCEL were $265,665. We discontinued our sales efforts and the manufacture of fresh ORCEL for commercial sale preferring to use our limited financial resources for the completion of our clinical trial for the use of cryopreserved ORCEL in the treatment of venous stasis ulcers. Cryopreserved ORCEL has a significantly longer shelf life, costs less per unit to produce, and provides us with a marketing advantage over non-frozen competitive products. Based on published information we believe that the use of ORCEL for the treatment of patients suffering from venous stasis ulcers, and of patients suffering from diabetic foot ulcers, each represents a significantly larger potential market than the use of ORCEL for the treatment of donor site wounds or epidermolysis bullosa.

Regulatory Strategies

We employ a team of regulatory and clinical professionals, both full time employees and consultants, with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA clearance process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have secured approval for Medicare payments for the use of ORCEL under Medicare's Outpatient Prospective Payment System (OPPS). This approval covers the use of ORCEL in hospitals, other hospital-owned facilities and for hospital outpatient treatment. However, we will still need to secure the approval of Medicare designated contractors in different parts of the country for approval of the different medical conditions for which Medicare reimbursement of the use of ORCEL will be made. We can only secure that further approval after we have received FDA clearance for use of ORCEL for the treatment of that medical condition. We will also seek to secure approval for private health insurance providers' reimbursement for the cost of ORCEL. We believe that securing Medicare reimbursement approval for ORCEL will be of significant assistance to us in securing reimbursement approval by private health insurance companies.

Sales Agency Agreement

As noted above our business strategy is to combine our efforts with Cambrex for the production and commercial sale of ORCEL. On October 18, 2004, we entered into a Sales Agency Agreement with Cambrex, providing for Cambrex to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of ORCEL for the treatment of venous stasis ulcers, but the agreement's six-year term will not commence before April 1, 2005. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. Based upon our negotiations with other distributors, we believe these commission rates are favorable for us. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

Cambrex has the right to terminate the agreement if (a) we do not receive FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers by April 1, 2005 or (b) if for any period of six consecutive months beginning in 2007, sales are less than 9,000 units. We may terminate the agreement if sales of ORCEL are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period). Although we will not have received FDA clearance by April 1, 2005 we have received no indication from Cambrex that they plan to terminate our agreement in the immediate future.

Concurrent with the Sales Agency Agreement we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Cambrex. We also entered into a Security Agreement with Cambrex to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement. The lien and security interest under this security agreement are subordinate and junior in priority to the perfected lien and security interest we granted to Paul Royalty Fund under the Paul Royalty Security Agreement

Production and Supply

On October 29, 2003, we entered into an agreement commencing November 1, 2003, with Cambrex for Cambrex to manufacture ORCEL in its Walkersville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA's good manufacturing processes standards. Cambrex is experienced in the manufacture of cell-based medical products such as our ORCEL. On October 18, 2004, in connection with our Sales Agency Agreement with Cambrex, we amended certain terms of this manufacturing agreement.

Our manufacturing agreement with Cambrex requires us to currently pay Cambrex $128,750 per month, or $1,545,000 per year, for the use of a Cambrex production facility in Walkersville, Maryland. The payments we will make to Cambrex will increase to $175,000 monthly, or $2,100,000 per year, if we require Cambrex to build us a larger production facility to meet our requirements for the production of ORCEL. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to a maximum payment by us of $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Cambrex). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for ORCEL that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for ORCEL that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. If we elect the scale down period after one year we must pay Cambrex $2,625,000 and if we elect the scale down period after two years we must pay Cambrex $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election.

If after the construction of the larger production facility, we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, we will have to pay Cambrex the following amounts:

If termination occurs after the following      Amount
anniversary of the construction of the           of
larger production facility                    Payment
-----------------------------------------   ----------
6 years                                     $1,050,000
5 years, but less than 6 years               1,575,000
4 years, but less than 5 years               2,625,000
3 years, but less than 4 years               3,675,000
2 years, but less than 3 years               5,250,000
1 year, but less than 2 years                6,300,000

In addition, upon such termination we will forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against future payments we may have to make to Cambrex.

The raw materials that we use to manufacture ORCEL come from a limited number of suppliers. We currently purchase collagen corium, a component of the collagen matrix in ORCEL, from a single supplier but we are in the process of qualifying a secondary source. The collagen matrix used in ORCEL is manufactured for us to our specifications at another supplier, and we are in the process of identifying a secondary source for collagen matrix also. On December 30, 2004 we entered into a two-year supply agreement with the manufacturer of the collagen matrix. Under such agreement we agreed to minimum purchase commitments. We also rely on a limited number of suppliers for other materials used in the manufacture of ORCEL. While there may be other sources from where we could purchase such materials, a disruption in the supply chain for any of those materials would have a significant negative impact on our ability to manufacture and sell ORCEL and in any event would likely cause us delays and additional expenses in the manufacturing of ORCEL.

Competition

We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell-based bi-layered (epidermal and dermal cell) approach. A cell-based approach makes use of donor cells. The approach we believe to be the most advanced and effective is the cell-based bi-layered approach, making use of donor cells. The production of ORCEL consists of a top layer of epidermal cells and a bottom layer of dermal cells in a collagen matrix, that is a bi-layered approach utilizing donor cells.

There are many products available for treating skin wounds. However, as already noted, we believe that the use of donor cells delivered to the wound on a matrix is the most effective process for healing skin wounds and in particular hard to heal skin wounds. Therefore, we believe that only products using donor cells placed on a matrix will compete with ORCEL.

We consider the Apligraf product manufactured by Organogenesis, Inc. and the Dermagraft product manufactured by Smith & Nephew (formerly by Advanced Tissue Sciences, Inc.) to be our principal competitors. Each manufactures and sells an FDA cleared product using donor cells placed on a matrix, for the treatment, in the case of Organogenesis' Apligraf, of both venous stasis and diabetic foot ulcers, and in the case of Smith & Nephews' Dermagraft for the treatment of diabetic foot ulcers. Smith & Nephews' Dermagraft is manufactured in a cryopreserved form while Organogenesis' Apligraf is not. Both Organogenesis and Smith & Nephew are substantially larger than we are and have significantly greater resources than we have.

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

Patents and Proprietary Rights

We have four United States patents, one European patent covering thirteen countries, and ten patents in ten other countries, issued. We also have one United States and eight international patent applications (filed under the Patent Cooperation Treaty) pending for our technology and processes:

     o The first of these patents covers the structure of ORCEL. It is an epidermal layer of cultured epidermal cells and a bilayered collagen sponge structure that includes a layer of highly purified, non-porous collagen on top of a porous cross-linked collagen sponge containing cultured dermal cells. This patent expires on February 1, 2011. This is also the technology covered by the European and other foreign patents which have been issued to us. These foreign patents also expire in 2011.

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

     o Another United States patent covers a manufacturing process which, when implemented, can reduce the cost of producing ORCEL. This new manufacturing process creates an improvement over our collagen structures described above in that a third layer of collagen which is hospitable to cell growth is deposited on the non-porous collagen layer. This patent expires on December 28, 2020.

     o Our fourth United States patent covers a process for the cryopreservation of ORCEL. This patent expires on December 26, 2021.

Despite such patents our success will depend, in part, on our ability to maintain trade secret protection for our technology.

We successfully defended challenges by Organogenesis to our United States patent and by Advanced Tissue Sciences to our European patent in the respective patent offices where those patents were issued. However, those successful defenses do not preclude future challenges in court. Advanced Tissue Sciences has appealed our favorable European patent determination and the appeal is currently pending. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to interference proceedings brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties or to re-examination proceedings in the United States. We might incur significant costs defending such proceedings and we might not be successful.

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

Several of our competitors have been granted patents, including those granted to Organogenesis and Advanced Tissue Sciences, Inc., relating to their particular skin technologies which also utilize donor cells on a collagen sponge matrix. To that extent they may be considered similar to our ORCEL technology.

Paul Royalty Fund Agreement

In August 2001 and in 2002, we entered into agreements with Paul Royalty Fund, L.P. (PRF) pursuant to which we agreed in consideration of PRF paying us $10,000,000, to pay to PRF 3.33% of the end user sales prices paid for our ORCEL product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of ORCEL in those three countries. As security for the performance of our obligations to PRF, we have granted PRF a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with PRF provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $22,738,110, the amount PRF could compel us to repurchase their revenue interest at December 31, 2004. In December 2004, PRF entered into a forbearance agreement with us agreeing that they cannot exercise their right to compel us to repurchase their interest in our revenues because of our insolvency prior to July 2006. If PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to pay the purchase price, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

The agreement with PRF is more fully described in Note 11 of the accompanying financial statements. As described in Note 11, in accordance with accounting promulgated by Statements of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15) even if we are no longer insolvent as long as our future cash payments relating to the revenue interest assignment obligation are indeterminate, the revenue interest assignment obligation would remain at the value that achieves the 30% internal rate of return for PRF through the last date of our insolvency. We believe that it is highly improbable we will ever owe PRF the amount of this obligation.

SFAS 15 allows debtors that can predict with certainty the absolute amounts of future cash flow payments to record an immediate gain if the maximum future cash payments are less than the carrying amount of the obligation. In the case where the future cash payments are indeterminate, as ours are considered, the gain is not recognized until the end of the term of the outstanding debt, December 31, 2011, or upon termination. We estimate that we would need to achieve a North American sales level of approximately $750,000,000 during the approximate remaining six years under the revenue interest assignment agreement to offset the principal balance of the $22,738,110 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

Research and Development Expenses

Research and development expenses consist primarily of salaries; amounts paid to Cambrex, facility costs and laboratory supplies. Research and development expenses were $7,139,733 for the year ended December 31, 2004, compared to $7,474,067 for the year ended December 31, 2003.

Compliance with Environmental Regulations

We are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations. Our research and development programs involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds.

Although we believe that our operations comply in all material respects with applicable environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and the extent of that liability could exceed our resources. Our compliance with these laws and regulations did not, and is not expected to, have a material effect upon our capital expenditures, earnings or competitive position.

Employees

We presently employ 40 people on a full-time basis, including four executive officers. We also have three part-time employees.

Available Information

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.ortecinternational.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

                                  RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We do not have sufficient funds to bring our product to market for use by large patient populations. Unless we secure additional financing we will not be able to continue to operate our business.

We anticipate that the proceeds we received from our private placement in January 2005 will be sufficient to meet our cash requirements only through April 2005. We will need to secure additional financing for the approximately $830,000 of cash we are currently consuming per month. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt.

We hope to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

     o    the progress and magnitude of our research and development programs;

     o the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

     o    the costs involved in filing and maintaining patent claims;

     o    technological advances;

     o    competitive and market conditions;

     o    our ability to establish and maintain collaborative arrangements;

     o the successful implementation of the agreements we have entered into with Cambrex for manufacturing and sales of our ORCEL product; and

     o the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business. We have no current commitments from any persons that they will provide any additional financing.

 Because of our history of ongoing losses and because we may never generated a profit and our lack of cash or other current assets, we have received an opinion from our auditors that there is substantial doubt about our ability to continue as a going concern.

Since our organization in 1991 we have sustained losses each year because, among other reasons, we have had very limited sales of our product. In the year ended December 31, 2004, we incurred a net loss applicable to common stockholders of $17,144,804. During the year ended December 31, 2004, our current liabilities exceeded our current assets by $14,595,624, and our total liabilities exceeded our total assets by $36,356,354, and we have a deficit accumulated in our development stage of $120,452,544. Our auditors advised us that these factors, among others, raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing we will not be able to continue as a going concern.

  We have accumulated obligations that we are required, but are unable, to pay currently. This also raises doubt as to our ability to continue as a going concern.

As of December 31, 2004, payment of approximately $2,605,000 of the approximately $3,203,000 we owed to our trade creditors was past due. We have entered into agreements with creditors to whom we owe an aggregate of $961,000 (as of December 31, 2004) to pay $732,000 in 2005 and $229,000 in 2006.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing.

  Unless we secure FDA clearance for the sale of ORCEL to treat venous stasis ulcers it will be difficult for us to continue to operate our business.

We completed the treatment and follow-up of 136 patients in our pivotal clinical trial of the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, and in February 2004 we filed our pre-market approval application with the FDA to market ORCEL for the treatment of venous stasis ulcers. We may not obtain FDA clearance for the commercial sale of the cryopreserved form of ORCEL for the treatment of venous stasis ulcers and later for diabetic foot ulcers. Among the factors which may contribute to that finding are a negative assessment of our manufacturing processes, raw materials used in manufacturing our product, our freezing technique, and ORCEL's clinical results. For example, the clinical results submitted in our application show statistically significant differentials between ORCEL and the standard of care therapy for both primary clinical endpoints and certain secondary endpoints in the overall group of patients treated in the clinical trial. However, the overall group of patients treated in the trial included patients with venous ulcers which were complicated by other factors (including diseases other than venous insufficiency). In reaching our conclusion of statistical significance, we used standard and generally accepted statistical analytical methods to account for the impact that patients who had ulcers which were complicated by other factors, had on the overall clinical results. However, the FDA may disagree with our analysis and therefore with our claim of statistical significance. If we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it will be difficult for us to continue our business operations.

Unless we later secure FDA clearance for the sale of ORCEL in its cryopreserved form to treat diabetic foot ulcers our sales of ORCEL will be more limited and thereby limit our ability to earn profits.

Although we have completed an FDA cleared pilot clinical trial for the use of the fresh form of ORCEL for the treatment of diabetic foot ulcers, we do not have the funds available to conduct a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers. The cryopreserved form of ORCEL has a shelf life of approximately seven months as opposed to only approximately three days for the fresh form of ORCEL. We expect to initiate patient enrollment only after, and if, we receive clearance for the sale of cryopreserved ORCEL in the treatment of venous stasis ulcers currently under FDA review. We do not expect to begin the FDA clearance process for a pivotal trial for cryopreserved ORCEL for the treatment of diabetic foot ulcers until we believe that we can secure financing for the conduct of that trial. If we are unable to later obtain FDA clearance for the sale of cryopreserved ORCEL for the treatment of diabetic foot ulcers, and to a lesser extent for the treatment of donor site wounds, our sales of ORCEL will be more limited and thereby limit our ability to earn profits.

  Clinical trials for ORCEL are expensive, time consuming and their outcome is uncertain.

Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. Before we can obtain regulatory clearance for the commercial sale of any product that we wish to develop, we are required to complete extensive human clinical trials to demonstrate its safety and efficacy. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

     o delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

     o    delays in obtaining regulatory approvals to commence a study;

     o delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

     o    slower than expected rates of patient recruitment and enrollment;

     o    uncertain dosing issues;

     o inability or unwillingness of medical investigators to follow our clinical protocols;

     o variability in the number and types of subjects available for each study and resulting difficulties in identifying and enrolling subjects who meet trial eligibility criteria;

     o scheduling conflicts with participating clinicians and clinical institutions;

     o difficulty in maintaining contact with subjects after treatment, resulting in incomplete data;

     o    unforeseen safety issues or side effects;

     o    lack of effectiveness during the clinical trials; or

     o    other regulatory delays.

Even if our ORCEL receives regulatory clearance, ORCEL will still be subject to extensive post-market regulation which will result in significant expense to us.

If we receive regulatory clearance for ORCEL, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our product.

If we receive United States regulatory clearance, the FDA may still impose significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The subsequent discovery of previously unknown problems with a product, including adverse medical effects, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:

     o    issuance of warning letters by the FDA;

     o    fines and other civil penalties;

     o    criminal prosecutions;

     o    injunctions, suspensions or revocations of marketing licenses;

     o    suspension of any ongoing clinical trials;

     o    suspension of manufacturing;

     o    delays in commercialization;

     o refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

     o refusals to permit products to be imported or exported to or from the United States;

     o restrictions on operations, including costly new manufacturing requirements; and

     o    product recalls or seizures.

The FDA's policies may change and additional government regulations may be enacted that could prevent or delay regulatory clearance of our ORCEL or further restrict or regulate post-clearance activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market ORCEL and our business could suffer.

In order to market any products outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain clearance in other countries might differ from that required to obtain FDA clearance. The regulatory clearance process in other countries may include all of the risks associated with FDA clearance as well as additional presently unanticipated risks. Regulatory clearance in one country does not ensure regulatory clearance in another, but a failure or delay in obtaining regulatory clearance in one country may negatively impact the regulatory process in others. Failure to obtain regulatory clearance in other countries or any delay or setback in obtaining such clearance could have the same adverse effects associated with regulatory clearance in the United States, including the risk that our product may not be cleared for all indications requested and that such clearance may be subject to limitations on the indicated uses for which ORCEL may be marketed.

  Because ORCEL is our only product, our failure to sell ORCEL on a profitable basis will limit our ability to continue our operations.

To date ORCEL is the only product that we have developed. In the event we fail to develop additional products, or if the FDA does not grant us clearance to use ORCEL for the treatment of venous stasis ulcers and later diabetic foot ulcers, or if ORCEL is not favorably received by the medical community or it becomes obsolete, we will be unable to become profitable and we may be required to discontinue our operations.

  We may lose our U.S. patents, patent applications and trademarks because of security interests we have granted in them.

See the description of our agreement with Paul Royalty Fund (PRF) in Part I,
Item 1 of this report on Form 10-KSB. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

We are subject to extensive governmental regulation which increases the costs of manufacturing our product and will thereby negatively impact our ability to earn profits.

Our business is subject to extensive regulation principally by the FDA in the United States and corresponding foreign regulatory agencies in each country in which we intend to sell ORCEL. These regulations affect:

     o    Product marketing clearances or approvals;

     o    Product standards;

     o    Packaging requirements;

     o    Design requirements;

     o Manufacturing and quality assurance, including compliance by the manufacturing facility with good manufacturing process requirements, record keeping, reporting and product testing standards;

     o    Labeling;

     o Periodic FDA inspections of the facility in which ORCEL will be manufactured;

     o    Import and export restrictions; and

     o    Tariffs and other tax requirements.

Our need to comply with these regulatory requirements will increase the cost of manufacturing our ORCEL product and negatively impact our ability to earn profits.

 The medical community may not accept ORCEL which will prevent us from selling
               ORCEL and prevent us from continuing our business.

Market acceptance for ORCEL will depend upon a number of factors, including:

     o The receipt and timing of FDA regulatory approvals for use of ORCEL, in its cryopreserved form, for the treatment of venous stasis ulcers and later for diabetic foot ulcers;

     o Acceptance by the medical community of ORCEL for the treatment of the medical conditions that it is intended to treat, the demonstration of its safety and its cost effectiveness; and

     o Securing approval of third parties, such as Medicare and insurance companies, for reimbursement for the cost of ORCEL.

Unless we secure market acceptance for ORCEL we will be unable to sell ORCEL and as a result we will be unable to conduct any business.

Our potential competitors have greater financial, sales and marketing resources than we do so that we may have difficulty in competing against them.

See the description of "Business - Competition" in Part I, Item 1 of this report on Form 10-KSB. As there noted sales of Apligraf are now being made directly by Organogenesis and sales of Dermagraft are being made by Smith & Nephew, a medical device company which purchased Advance Tissue Science's interest in Dermagraft. Both Organogenesis and Smith & Nephew are substantially larger than we are and have significantly greater resources than we have. The biomedical field is continually undergoing rapid and significant technological changes. Other companies may succeed in developing other products that are more effective than ORCEL. If such new products are accepted by the medical community, or if those products receive FDA clearance for treatment of venous stasis and diabetic foot ulcers before ORCEL does, or if other companies develop products that are more effective than ORCEL, any such developments could impede our ability to continue our operations.

We rely on a limited number of key suppliers to manufacture ORCEL and therefore run the risk of delay in securing needed materials from other suppliers. We also rely on only one distributor to sell ORCEL in the United States, Canada and Mexico and run the risk that such distributor may not successfully market ORCEL.

See the discussion of "Business-Production and Supply" in Part I, Item 1 of this report on Form 10-KSB where we describe our production and sales distribution agreements with Cambrex and our agreements with other suppliers. If Cambrex does not produce ORCEL at a per unit price well below the price at which we can sell ORCEL in North America we may not be able to continue, or at least would be seriously hampered in continuing, our business operations. Also, any disruption in the supply of collagen or collagen matrix or other materials from our current suppliers of such materials would have a significant negative impact on our ability to manufacture and sell ORCEL or at least would cause us delays and additional expenses in the manufacturing of ORCEL.

  We depend on our patents and proprietary technology which may not provide us with sufficient protection against technologies used, or which may be used by our competitors. We cannot protect our intellectual property rights throughout the world.

The validity and breadth of claims in medical technology patents involves complex legal and factual questions and, therefore, are highly uncertain. Although we successfully defended challenges to our United States and European patents in the respective patent offices where those patents were issued, those successful defenses do not preclude future challenges in court. The dismissal of the challenge to our patent in Europe has been appealed. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to an interference proceeding brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties. We might incur significant costs defending such proceedings and we might not be successful. We do not know if any of our patents or any of our pending patent applications or any future patent application of ours that will issue as patents, will provide us with the scope of patent protection that will be enough to exclude competitors. We also do not know that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us. We do not know if others have or will develop similar products, duplicate any of our products or design around any of our patents issued or that may be issued in the future. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers aspects of our products or processes.

Filing patents on our ORCEL technology throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with ORCEL and may not be covered by any of our patent claims or other intellectual property rights.

Patent law outside the United States is also uncertain and many countries are currently reviewing and revising patent laws, particularly with respect to biotechnology and pharmaceutical inventions. The laws of some countries do not protect our intellectual property rights to the same extent as U.S. laws. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

   We may be subject to product liability claims which we might not be able to pay thereby causing us to discontinue our business.

ORCEL is designed to be used in the treatment of medical conditions and diseases where there is a high risk of serious medical complications, amputation of the leg or death. Although we have obtained product liability insurance coverage in the amount of $3,000,000, such insurance coverage may not be adequate to protect us against future product liability claims. In addition, the cost of obtaining product liability insurance in the future may prevent us from securing such insurance on terms acceptable to us, if at all. Furthermore there can be no assurance that we will avoid significant product liability claims and the attendant adverse publicity. Large product liability claims or other claims with respect to uninsured or underinsured liabilities could make it impossible for us to continue our business operations.

    If we lose our key employees we may not be able to continue our business operations.

Messrs. Lipstein and Papastephanou, two of our executive officers, manage our day-to-day operations. The development and production of our product is managed by a wide array of scientific personnel, two of whom we consider to be key employees. Dr. Melvin Silberklang is our vice president for research and development and our chief scientific officer. Mr. Steven Peltier coordinates and supervises our clinical and regulatory matters, primarily our clinical trials and our filings with the FDA. The loss of the services of Messrs. Lipstein, Papastephanou, Silberklang or Peltier could cause delays in our ongoing business operations, and could have a material adverse effect on our business, results of operations and financial condition. Except for the termination of employment agreements we have entered into with Messrs. Lipstein and Katz and with Alain Klapholz we do not have employment contracts with any of our key personnel nor any of our other employees nor do we carry key man insurance policies for any of our employees.

   The market price of our common stock may also be highly volatile creating greater financial risk for the owners of our common stock.

The market price of our common stock has ranged from $0.68 to $69.90 during the past three years. As of March 11, 2005, we had 26,211,749 shares outstanding. Other factors that may affect the price of our common stock include:

     o    our ability to successfully market and sell our ORCEL product,

     o    our ability to develop other products for sale,

     o    our competitors' announcements concerning technological innovations,

     o    new commercial products or procedures,

     o    proposed government regulations,

     o developments or disputes relating to patents, trade secrets or proprietary rights,

     o the following substantial number of additional shares of our common stock we would have to issue:

          o an aggregate of 14,229,566 shares upon conversion of our outstanding Series D convertible preferred stock;

          o an aggregate of 25,761,334 shares upon the exercise of warrants to purchase the shares of our common stock we granted in connection with financings during the past three years;

          o an aggregate of 1,802,724 shares upon exercise of options we have granted to our employees, and particularly to our executive officers, our directors and to consultants and vendors.

 Our largest stockholders may take actions that are contrary to your interests, including selling their stock.

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from those of our other shareholders. In addition, the average number of shares of our stock that trade each day is generally low. As a result, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

We may have to sell additional equity securities in the future which will dilute the portion of Ortec's equity owned by our current stockholders

In the future we will probably have to sell even more shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock. In the future we will also issue additional options to purchase our common stock to our employees, possibly including our executive officers, and our directors, and possibly to consultants and vendors. All such sales and issuances of our common stock, other equity securities and warrants and options to purchase our common stock, will dilute the portion of our equity owned by our current stockholders.

   The price protection provisions of most of our outstanding warrants might prevent increases in the market price of our common stock.

In 2002 and 2003, we granted to the purchasers of our Series B and Series C convertible preferred stock, and to the placement agent and to designees of the placement agent who arranged such preferred stock financings, warrants to purchase our common stock. In the fourth quarter of 2004 and the first quarter of 2005, we granted warrants to purchase our common stock to (a) purchasers of our common stock in the special warrant offering we made in the fourth quarter of 2004 to holders of our Series B-1, B-2 and C warrants, (b) purchasers of our common stock in the private placement we closed on January 5, 2005, and one other purchaser of our common stock later in the first quarter of 2005, (c) to holders of approximately $9.6 million of our promissory notes upon conversion of those notes to shares of our common stock, (d) holders of our Series C preferred stock who exchanged their shares for common stock in the January 5, 2005 private placement, (e) investors who exercised their rights to purchase additional shares of our common stock not later than 45 days subsequent to the January 5, 2005 private placement on the same terms and conditions as the sales in the January 5, 2005 private placement and (f) to the placement agent and its designees who arranged the private placement financing which closed in the first quarter of 2005. Our Series B-1, B-2, C and E warrants to purchase the following number of shares of our common stock at the following exercise prices are currently outstanding:

     o    102,000 shares at $3.60 per share (the "Series C Warrants")

     o    176,198 shares at $4.00 per share (the "Series B-1 Warrants")

     o    112,798 shares at $5.00 per share (the "Series B-2 Warrants")

     o    22,456,310 shares at $1.80 per share (the "Series E Warrants")

     o    2,746,376 shares at $0.95 per share (the "Series E Warrants")

The Series E Warrants provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E Warrants, then the exercise price of the Series E Warrants is reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock.

Such price protection provisions in our Series E Warrants could have the effect of limiting any significant increase in the market value of our common stock. However, the Series E warrants all have provisions that permit the holders who could acquire the majority of the shares of our common stock issuable upon exercise of all the warrants in that particular series, to waive the price protection provisions for that series.

Although our Series B-1, B-2 and C Warrants contain (for our Series C Warrants) similar or (for our Series B-1 and B-2 Warrants) more severe anti-dilution provisions, our Series B-1, B-2 and C Warrants were amended (in accordance with their terms) to provide that, except in situations not here applicable, the exercise prices would not be reduced below those set forth above.

The closing price for our common stock on March 11, 2005 was $0.72.

      Because we do not intend to pay any dividends on our common stock, an investor in our common stock may only realize an economic gain from an increase, if any, in the market price of our common stock.

We have never paid, and have no intentions in the foreseeable future to pay, any dividends on our common stock. Therefore, an investor who purchases our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

       Termination of employment agreements we have entered into with our executive and other officers could negatively affect the market price of our common stock because they discourage open market purchases of our common stock by purchasers who might seek to secure control of Ortec.

We have entered into agreements with Messrs. Steven Katz and Ron Lipstein, two of our executive officers, and with one other employee, Mr. Alain Klapholz, who is not an executive officer, that provide for payments to them in the event that their employment is terminated by us, including "constructive termination" as defined in those agreements. We will pay to Messrs. Katz and Lipstein an amount equal to 2.99 times, and to Mr. Klapholz 1.99 times, the average annual compensation paid by us to such person in the five tax years prior to termination of his employment. The agreements also provide that (a) in the event of such termination of employment, the expiration dates of all options and warrants which have been granted to such persons and which expire less than three years after such termination of employment, will be extended so that such options and warrants expire three years after such termination of employment, and (b) that we will reimburse such persons for any federal excise taxes (and for taxes on such reimbursements) payable by such persons because of such termination of employment payments we make to them. The agreements further provide that in the event of the death or disability of any of Messrs. Katz, Lipstein or Klapholz, or the voluntary termination by either Messrs. Katz or Lipstein of their employment with us, we will pay to such person an amount equal to the compensation received by such officer from us in the previous twelve months.

Such termination of employment agreements could also discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in Ortec.

 Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and Cambrex and our suppliers may carry liability insurance that protects us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and such other entities' insurance policies or for which we or such other entities do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

 New laws and regulations affecting corporate governance may impede our ability to retain and attract board members and executive officers, and increase the costs associated with being a public company.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and provide tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company's corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

   New Accounting Pronouncements May Negatively Impact our Future Results of
                                   Operations

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payment." This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans.

SFAS 123(R) will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide services in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123(R) on our results of operations. In connection with evaluating the impact of SFAS 123(R), we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe the adoption of SFAS 123(R) will have a material impact on our results of operations, regardless of the valuation method used. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123(R) may also delay when we become profitable, if ever.

Future changes in generally accepted accounting principles, including pronouncements relating to revenue recognition, may have a significant effect on our reported results, including reporting of transactions completed before the effective date of such pronouncements.

Item 2. DESCRIPTION OF PROPERTY

We occupy an aggregate of approximately 14,800 square feet of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce ORCEL. 11,800 square feet are occupied pursuant to a lease which expires December 31, 2005, and 3,000 square feet are occupied on a month-to-month basis. Rent for the entire 14,800 square feet is $39,355 per month. We owed Columbia University approximately $588,000 in past due rent, including rent for space we no longer occupy. Pursuant to an agreement we entered into with Columbia, we are paying this obligation in monthly installments of approximately $25,600 each beginning February 2004. As of December 31, 2004, the past due rent amount was reduced to approximately $409,000.

Item 3. LEGAL PROCEEDINGS

We have successfully defended challenges to our United States and European patents in the past. Advanced Tissue Sciences (ATS) challenged, in the European Patent Office, the grant of our European Patent upon the ground that the patent lacks novelty and is not inventive over prior art. The proceeding began November 5, 1998 and involved ATS as the opposer and Ortec, as the patentee. The first hearing was resolved in our favor. That is, the European Patent Office Tribunal affirmed the grant of the patent, ruling against ATS. ATS has appealed that decision in our favor and the appeal is pending. ATS seeks cancellation of the patent. We expect an oral hearing date to be set for the appeal in a year or later.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote during the three months ended December 31, 2004.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on January 19, 1996, under the symbol "ORTC." The common stock traded on the NASDAQ Small Cap market until August 2002, when it was delisted from the Small Cap market and commenced trading on the National Association of Securities Dealers' Bulletin Board, where it presently trades under the symbol "ORTN.OB." The following table sets forth the high and low sales prices of our common stock as reported by the Bulletin Board for each full quarterly period within the two most recent fiscal years.

                HIGH    LOW
               -----   -----
2004 Quarter
First          $3.55   $1.95
Second          2.95    2.05
Third           2.40    1.35
Fourth          2.30    0.89

2003 Quarter
First           5.00    1.50
Second          2.70    1.70
Third           2.25    1.25
Fourth          2.55    1.45

Security Holders

To the best of our knowledge, at February 28, 2005, there were 279 record holders of our common stock. We believe there are more than 1,500 beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid and have no current plans to pay dividends on our common stock. Under of our Agreement with Paul Royalty Fund we agreed not to issue any new debt or equity securities that contain cash dividend or mandatory redemption provisions.

Recent Sales of Unregistered Securities

On October 25, 2004, we issued 52,372 shares of our common stock upon conversion of 17.55733 shares of Series C preferred stock. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as securities exchanged by an issuer with its existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

In November 2004, we issued 32,460 shares of our common stock upon exercise by three holders of warrants who exercised their right to purchase those shares at $0.01 per share. The issuance of the shares was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1993, as a transaction by an issuer not involving any pubic offering.

On December 16, 2004, Paul Royalty Fund, L.P. (PRF), approximately concurrent with its execution of a forbearance agreement with Ortec, exercised the Series B-1 and the Series B-2 warrants held by it, on the same terms as other holders of our Series B-1, B-2 and C warrants participated in a Special Warrant Offer which was concluded on December 3, 2004 and reported on the Form 8-K report we filed on December 9, 2004. PRF's Series B-1 warrants entitled it to purchase 25,000 shares of our common stock at an exercise price of $15.00 per share and its Series B-2 warrants entitled it to purchase another 25,000 shares at an exercise price of $20.00 per share. PRF exercised its warrants to purchase 27,778 shares of our common stock for $27,889 upon the same terms that were available in the Special Warrant Offer, that is a reduced effective exercise price of $1.00 per share. PRF surrendered its right to purchase an additional 22,222 shares at their original $15.00 and $20.00 exercise prices. There were no placement agent fees paid in connection with such sale and such sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act, as a transaction by an issuer not involving any public offering and pursuant to the provisions of Regulation D since PRF is an accredited investor.

In the fourth quarter of 2004, we issued 27,500 shares, and we are obligated to issue an additional 176,831 shares, of our common stock to our placement agent, Burnham Hill Partners, a division of Pali Capital, Inc. and its designees for services they rendered in securing $4,086,620 of short-term loans for us during 2004. The issuance of these shares was exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1993, as a transaction by an issuer not involving any public offering.

Item 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements

Plan of Operation

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors that provided us with gross aggregate proceeds of $5,403,302 from the sale of our common stock. All of our outstanding promissory notes to investors at December 31, 2004 totaling $9,626,626 including accrued interest of approximately $675,000 ($658,776 at December 31, 2004) were exchanged for common stock and warrants valued at approximately $20,600,000 resulting in an approximate loss on extinguishment of $10,300,000. Additionally the 913 outstanding shares at December 31, 2004 of Series C preferred stock were exchanged for common stock. We also converted the 50 shares of Series B preferred stock outstanding at December 31, 2004 into common stock. Certain purchasers, Series C Holders and holders of the Notes whose participation in these transactions would result in ownership of common stock in excess of 9.99% of our issued and outstanding shares of common stock could, and did elect, to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock. Investors in this placement were given the right to purchase on the same terms additional common stock within 45 days of the original placement. We raised an additional $127,719 as a result of the exercise by certain investors of this right.

In February 2005 we completed a single private placement which raised an additional $100,000. Also in February 2005 we obtained $220,000 of short-term financing to fund our directors and officers insurance policy.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements included in Item 7, we incurred a net loss applicable to common shareholders of $17.1 million during the year ended December 31, 2004, and, as of that date, our current liabilities exceeded our current assets by $14.6 million, our total liabilities exceeded our total assets by $36.4 million and we have a deficit accumulated in the development stage of $120.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accounting firm contains an explanatory paragraph regarding our ability to continue as a going concern.

We incur slightly in excess of $800,000 monthly primarily on personnel and occupancy costs, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We anticipate that we will have to raise additional funds in the next twelve months. Our funds on hand, together with funds raised by us through February 2005, at our current utilization rate should carry us through April 2005. We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities, and commercialization processes. The funding we require will enable us to execute our production and distribution plans with Cambrex and prepare for sales in 2005, pay a portion of our past due obligations, initiate the pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2005. We believe that our cash and cash equivalents on hand at December 31, 2004, (approximately $.2 million) and proceeds from the $5.6 million financing we completed in the first quarter of 2005, as well as an additional $10 million we hope to raise in 2005, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

Our plan of operation for the next twelve months is to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to heal venous stasis ulcers. In anticipation of regulatory clearance, we are working with Cambrex, our manufacturer and distribution agent, to be in a position to launch commercial sales of ORCEL. We expect to continue our preparatory commercialization activities throughout 2005. These preparatory commercialization activities include defining our market and advertising strategy, branding, market research, interviews with physicians, publishing articles, attending trade shows, reimbursement strategy and sales force training. Our research and development activities are focused on increasing production capacity without requiring Cambrex to construct a larger production facility for ORCEL and on lowering the cost of producing ORCEL. In addition to our continuing expenditures for personnel we have budgeted approximately $325,000 for capital equipment related to these process development efforts. We hope to complete the transfer of our technology to produce ORCEL to Cambrex. This includes transferring our current ORCEL production process, and developing processes to increase manufacturing capacity and reduce manufacturing costs. We also intend to transfer to Cambrex our cell growth and expansion processes and new processes designed to increase capacity and reduce costs of the cell expansion process. Additionally we plan to:

     o invest approximately $175,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity;

     o invest approximately $300,000 in developing more advanced thaw-rinse equipment which can be used by medical practitioners to prepare our cryopreserved product for patient application;

     o begin clinical trials to evaluate the use of ORCEL for the treatment of diabetic foot ulcers;

     o continue our collaboration with Hapto Biotech Inc. in developing an advanced biomaterial that may be used for wound healing as well as for cosmetic, reconstructive orthopedic and dental purposes; and

     o explore opportunities where we can leverage our cell culturing biomaterials and regulatory knowledge base and expertise, especially with respect to application to embryonic stem cell research.

We do not presently expect any significant changes in personnel in 2005.

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $22,738,110, the amount PRF could compel us to repurchase their revenue interest at December 31, 2004. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of December 31, 2004 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 11 of the consolidated financial statements included in Item 7, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that PRF will need us to sell, over the remaining approximate six years under our agreement, at least $300,000,000 of ORCEL to recoup an amount approximately equivalent to their initia1 $10,000,000 investment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004.

Item 7. FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2004, we filed a Form 8-K/A disclosing that Grant Thornton LLP had resigned as our independent accountants with no disagreements. On January 21, 2005 we filed a Form 8-K/A disclosing that BDO Seidman, LLP had been retained as our independent accountants.

Item 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2004 ("Evaluation Date") have concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)  Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the fourth quarter of 2004, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name                              Age                   Position
----                              ---                   --------
Steven Katz, Ph.D.                 60   Chairman of the Board of Directors
Ron Lipstein                       49   Chief Executive Officer, Vice Chairman
                                        of the Board of Directors, Secretary and
                                        Treasurer
Constantin Papastephanou, Ph.D.    59   President and Chief Operating Officer
Alan W. Schoenbart                 46   Chief Financial Officer
Mark Eisenberg, M.D.               67   Director
Steven Lilien, Ph.D.               57   Director
Allen I. Schiff, Ph.D.             58   Director
Gregory B. Brown, M.D.             51   Director

Directors

Steven Katz, one of our founders, has been a Director since our inception in 1991 and was elected Chairman of our Board of Directors in September 1994. We have employed him since 1991. Dr. Katz has also been a Professor of Economics and Finance at Bernard M. Baruch College in New York City since 1972. He has a Ph.D. in Finance and Statistics as well as an MBA and an MS in Operations Research, both from New York University.

Ron Lipstein, one of our founders, has been the Secretary, Treasurer, and a Director of Ortec since 1991. Mr. Lipstein was elected Vice Chairman of our Board of Directors in January 2001 and as our Chief Executive Officer in March 2003. He was our Chief Financial Officer from our inception in 1991 until December 2004. We have employed him since 1991. Mr. Lipstein is a Certified Public Accountant.

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

Steven Lilien has been a Director since February 1998. He was Chairman of the accounting department of Bernard M. Baruch College in New York City for fifteen years and is currently the Weinstein Professor of Accounting there. He is a Certified Public Accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

Allen I. Schiff has been a Director since June 2001. He is a Professor of Accounting and is currently the Area Chair of the undergraduate and graduate accounting departments at Fordham University School of Business. He has also served as Director of the MBA Consulting Program at Fordham University Graduate School of Business since 1992. He has a Ph.D. in finance and economics and an MS in accounting, both from New York University.

Gregory B. Brown has been a Director since March 2003. Since January 2003 Dr. Brown has been a Partner at Paul Royalty Partners and serves as the Director selected by Paul Royalty Fund (PRF). Pursuant to our agreement with PRF, we are required to elect a person designated by PRF as a Director of Ortec. From 1997 to 2002 Dr. Brown served as a Managing Director of Adams, Harness & Hill, an investment banking firm, and from April 2001 to December 2002 as head of its healthcare division and co-head of investment banking. Prior to 1997 Dr. Brown was a thoracic and vascular surgeon. He received a B.A. degree from Yale University, an M.D. from Upstate Medical School and an M.B.A. from Harvard Business School.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff and Gregory B. Brown are non-employee directors.

Executive Officers

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Two of our executive officers, Steven Katz and Ron Lipstein, are also members of our Board of Directors. Information with regard to such persons is set forth above under the heading "Directors." The other executive officers are Constantin Papastephanou, our President, and Alan
W. Schoenbart, our Chief Financial Officer.

Constantin Papastephanou was employed by us in February 2001 as our President and Chief Operating Officer. Prior to joining us he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers' Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as president of the global chronic care division, where he was responsible for that division's sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs. He holds a Ph.D. in Biochemistry from the University of Miami as well as a Master of Science in Microbial Biochemistry from the University of London.

Alan W. Schoenbart has been our Chief Financial Officer since December 2004. He had been acting as Director of Finance since joining us in March 2004. From April 1999 to December 2003, he was Chief Financial Officer of Vizacom Inc., a publicly traded provider of consumer software and information technology services and products, and a designer of WiFi networks. From 1997 to 1999, he was CFO of Windswept Environmental and from 1995 to 1997, he was CFO of Advanced Media, Inc., both publicly held entities. From 1993 to 1995 he was Controller of Goodtimes Entertainment, a privately held distributor of videos and software to mass merchant chains. From May 1981 to August 1993, he worked at KMPG as a Manager and at other public accounting firms. Mr. Schoenbart has a BS in Accounting from Fairleigh Dickinson University and is a Certified Public Accountant.

We do not have an employment agreement with either Dr. Papastephanou or Mr. Schoenbart.

Significant Employees

Melvin Silberklang is our vice president for research and development and our chief scientific officer. He has held those positions for all of the 10 years that he has been employed by us. Dr. Silberklang is 55 years old.

Steven Peltier is our vice president for clinical and regulatory affairs. He supervises our clinical trials and our filings with the FDA. He has held that position for all the 5 years that he has been employed by us. Mr. Peltier is 56 years old.

We do not have an employment agreement with either Dr. Silberklang or Mr.
Peltier.

The Committees

During 2004 our Board of Directors had an Audit Committee, Compensation Committee, and Stock Option Committee. On December 29, 2004 the Board of Directors combined the Compensation Committee and the Stock Option Committee into a single committee. The Board of Directors does not have a Nominating Committee and the entire Board of Directors performs the usual functions of such committee.

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

     o experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

     o an understanding of internal controls and procedures for financial reporting; and

     o    an understanding of audit committee functions.

As we noted above Dr. Lilien is a Certified Public Accountant, has a Ph.D. in accounting and finance. He was Chairman of the accounting department of Bernard
M. Baruch College in New York City for fifteen years and is currently the Weinstein Professor of Accounting there. Dr. Schiff has an M.S. in accounting and a Ph.D. in finance and economics. He is a Professor of Accounting and is currently the Area Chair of the undergraduate and graduate accounting departments at Fordham University School of Business in New York City.

Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board of Directors with respect to the compensation of our executive officers, including salary, bonus and other incentives. The current members of the Compensation Committee are Drs. Schiff, who acts as its Chairman, Katz and Lilien. A subcommittee of the Compensation Committee, consisting of Drs. Schiff and Lilien, determines stock option grants under our Stock Option Plan to employees, consultants and advisors. Dr. Katz is authorized to grant in his discretion stock options to persons other than our directors and executive officers. The Board of Directors reserves the right to grant stock options.

Stock Option Committee. Prior to becoming part of the Compensation Committee at the end of 2004 the Stock Option Committee determined the employees (other than our executive officers), consultants and advisors, to whom options should be granted under our Stock Option Plan and the number of options to be granted to each such employee, consultant and advisor. The members of the Stock Option Committee were Messrs. Katz and Lipstein. The Board of Directors determined any other persons (our executive officers and directors) to whom options should be granted and the number of options to be granted to each such person.

Attendance at Meetings

During 2004, the Board of Directors, Audit Committee, Compensation Committee and Stock Option Committee each met or acted without a meeting pursuant to unanimous written consent ten times, nine times, three times and two times, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all forms filed under Section 16(a).

Based solely on our review of the copies of those forms received by us, or written representations from such persons, all Section 16(a) filing requirements in the fiscal year ended December 31, 2004 were met. However, Steven Lilien was late in his filing obligation to report the expiration of options in 2003.

Code of Ethics

The Board of Directors has adopted a code of ethics requiring our employees, including our executive officers and our directors, to act honestly and with integrity with respect to us and our business dealings and to provide full and fair disclosure about us that is required to, or will, be reported to the public. The code of ethics requires our employees to disclose to our Board of Directors any material transaction or relationship on the part of any Ortec employee or director that could reasonably be deemed dishonest or that reasonably could be expected to give rise to an actual or apparent conflict of interest. We have filed a copy of our code of ethics with the Securities and Exchange Commission.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2004, 2003 and 2002 to (i) our Chief Executive Officer; (ii) two other executive officers; and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Executive Officers"). The number of shares of our common stock issuable upon the exercise of options, the exercise prices and the potential realizable values as of December 31, 2004 of those options granted in 2004, are the number of shares, exercise prices and realizable values after giving effect to the one share for ten shares reverse split of our common stock effective June 24, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                               Annual Compensation               Awards
                                               -------------------       ----------------------
                                                 Salary    Bonus          Securities Underlying
Name and Principal Position             Year      ($)       ($)             Options / SARs (#)
---------------------------             ----    -------   -------         ---------------------
Ron Lipstein                            2004    260,000    80,747 (1)                 --
   CEO, Vice Chairman and Secretary     2003    224,366   118,300 (2)            476,431
                                        2002    201,115   150,850                210,082

Steven Katz                             2004    150,000    80,747 (1)                 --
   Chairman                             2003    158,558   118,300 (2)            476,431
                                        2002    225,058   150,850 (3)            210,082

Constantin Papastephanou                2004    220,500        --                     --
   President                            2003    207,493        --                 57,500
                                        2002    205,784        --                 19,000

Melvin Silberklang                      2004    185,000        --                     --
   VP, Chief Scientific Officer         2003    172,735    10,000                  7,500
                                        2002    132,051        --                  2,273

Steven Peltier                          2004    185,000    15,000                     --
   VP-Clinical and Regulatory Affairs   2003    172,482        --                  5,000
                                        2002    175,602        --                  2,700

(1) The named individuals deferred these amounts. The bonus amount for each of these individuals is equal to 1% of the funds raised on our behalf (whether such funds are raised in equity or debt financings or as a result of licensing transactions) as well as options to purchase a number of shares equal to up to 10% of the number of shares issued in any such financing transaction. To date, both individuals have elected not to receive such options.

(2)  Of these amounts, $108,300 has been deferred by each individual.

(3)  Of this amount, $52,820 has been deferred by this individual.

The following tables show for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

No options were granted to Named Executive Officers during the fiscal year ended December 31, 2004.

                   Aggregated Option Exercises In Last Fiscal Year
                          and Fiscal Year-End Option Value
------------------------------------------------------------------------------------
                               Number of Securities
                                    Underlying
                              Unexercised Options at        Value of In-the-Money
                                    FY End (#)            Options at FY-End ($) (1)
                           ---------------------------   ---------------------------
          Name             Exercisable   Unexercisable   Exercisable   Unexercisable
------------------------   -----------   -------------   -----------   -------------
Steven Katz                  719,441             --           --            --
Ron Lipstein                 716,826             --           --            --
Constantin Papastephanou      23,375         46,625           --            --
Melvin Silberklang             8,903          3,250           --            --
Steven Peltier                 7,150          3,350           --            --

There were no option exercises in the last fiscal year by any of the Named Executive Officers.

     (1) The product of (x) the difference between $0.98 (the closing price of our common stock at December 31, 2004, as reported on the over the counter Bulletin Board) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

Compensation of Directors

Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff and Gregory B. Brown were all non-employee Directors in 2004. For Dr. Steven Lilien's services in 2004 as a Director and as Chairman of our audit committee, we paid Dr. Lilien $20,000 and for his services in 2004 as a Director and as a member of our audit committee, we paid Dr. Schiff $20,000. In addition to cash compensation we granted Drs. Eisenberg, Lilien and Schiff each a five-year option to purchase 10,000 shares of our common stock at an exercise price of $0.98. We paid no compensation to Dr. Brown for his services as our Director.

Employment Contracts, Termination of Employment and Change in Control Agreements

We have entered into agreements with Messrs. Katz and Lipstein that provide for payments to them in the event that we terminate their employment; including "constructive termination" as defined in those agreements. We will pay to such terminated individuals an amount equal to 2.99 times the average annual compensation paid by us to such person in the five tax years prior to termination of his employment. These agreements also provide that in the event of such termination of employment, the expiration dates of all options and warrants which have been granted to such persons and which expire less than three years after such termination of employment, will be extended so that such options and warrants expire three years after such termination of employment. These agreements further provide that in the event of the death or disability or the voluntary termination of employment of Messrs. Katz and Lipstein we will pay to such executive an amount equal to the compensation received by such executive from us in the previous twelve months.

The Internal Revenue Code provides that in the event that payments to an executive officer resulting from a change of control of a company exceeds three times the average annual compensation paid by us to such executive officer in the five year period prior to such change of control (a) such excess will not be able to be deducted by us in calculating our income for income tax purposes and
(b) a special excise tax equal to 20% of such excess will have to be paid by the executive officer receiving such excess payments. Such agreements are commonly referred to as "golden parachutes." The agreements with Messrs. Katz and Lipstein provide that we will pay such excise tax payable by such executive officer, as well as income taxes payable by such executive officer as a result of our payment of such excise tax.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 11, 2005 by: (i) each director and nominee for director; (ii) each of the Named Executive Officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of March 11, 2005, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 26,211,749 shares outstanding on March 11, 2005, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 3960 Broadway, New York, New York 10032.

                                                                  Beneficial Ownership
                                                              ----------------------------
                                                               Number of        Percentage
Beneficial Owner                                                Shares           Ownership
-----------------------------------------------------------   ----------        ----------
Steven Katz                                                    1,082,098 (1)        4.0%

Ron Lipstein                                                   1,738,054 (2)        6.5%

Costa Papastephanou                                               26,500 (3)         *

Melvin Silberklang                                                10,153 (4)         *

Steven Peltier                                                     8,450 (5)         *

Mark Eisenberg                                                   160,600 (6)         *

Steven Lilien                                                      7,640 (7)         *

Allen I. Schiff                                                    3,500 (8)         *

Gregory Brown                                                         -- (9)         *

Crestview Capital Master LLC.
95 Revere Drive, Suite
Northbrook, Il 60062                                           2,424,315 (10)       8.9%

North Sound Capital LLC
53 Forest Avenue
Old Greenwich, CT 06870                                        2,608,134 (11)       9.9%

SDS Capital Group SPC, Ltd.
53 Forest Avenue, 2nd Floor
Old Greenwich, CT 06870                                        2,608,134 (12)       9.9%

All executive officers and directors as a group (8 persons)    3,018,392 (13)      10.9%

----------
* Less than one percent.

(1) Includes 350,000 shares beneficially owned by Dr. Katz that had not been processed for issuance on March 11, 2005. Includes 719,441 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005. Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. In addition, does not include shares issuable upon the exercise of options that Dr. Katz is entitled to but that to date he has elected not to receive. Pursuant to Dr. Katz's agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(2) Includes 1,000,000 shares beneficially owned by Mr. Lipstein that had not been processed for issuance on March 11, 2005. Includes 3,360 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in these shares. Also includes 716,826 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005. Does not include shares issuable upon the exercise of options that Mr. Lipstein is entitled to but that to date he has elected not to receive. Pursuant to Mr. Lipstein's agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(3) Consists of 26,500 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(4) Consists of 10,153 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(5) Consists of 8,450 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(6) Includes 101,000 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(7) Includes 7,600 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(8) Consists of 3,500 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005.

(9) Does not include 321,502 shares of common stock, all owned by Paul Royalty Fund L.P., an affiliate of Paul Capital Partners, of which Mr. Brown is a partner. Dr. Brown was selected by Paul Royalty Fund to serve as a director of Ortec pursuant to our agreement giving Paul Royalty Fund the right to name one director.

(10) Includes 1,051,810 shares of common stock underlying warrants, which are exercisable within 60 days of March 11, 2005. According to our records some of these securities are held in the name of Crestview Capital Fund II, L.P.

(11) Includes 167,000 shares of common stock underlying warrants, which are exercisable within 60 days of March 11, 2005. According to a Schedule 13G filed by North Sound Capital LLC on February 13, 2005, the managing member of that entity is Thomas McAuley. North Sound Capital LLC may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., which funds are the registered owners of such shares. As the managing member of these funds, North Sound Capital LLC has voting and investment control with respect to the shares of common stock held by these funds.

(12) Includes 125,333 shares of common stock underlying warrants, which are exercisable within 60 days of March 11, 2005. According to a Schedule 13G filed jointly on February 6, 2005, by SDS Capital Group SPC, Ltd., SDS Management LLC, its investment advisor, and Steve Derby, the sole manager of the investment advisor, all three persons share voting and dispositive power over these shares. According to our records some of these securities are held in the name of Bay Star Capital II, L.P.

(13) Includes 1,574,867 shares of common stock underlying stock options, which are exercisable within 60 days of March 11, 2005. Includes 1,000,000 and 350,000 shares beneficially owned by Messrs Lipstein and Katz, respectively, that had not been processed for issuance on March 11, 2005.

Securities authorized for issuance under equity compensation plans

                      Equity Compensation Plan Information

                                                                               Number of securities
                                                                             remaining available for
                                  Number of securities    Weighted average    future issuance under
                                    to be issued upon    exercise price of     equity compensation
                                       exercise of          outstanding          plans (excluding
                                  outstanding options,   options, warrants   securities reflected in
         Plan Category             warrants and rights       and rights            column (a))
-------------------------------   --------------------   -----------------   -----------------------
                                           (a)                  (b)                    (c)
Equity compensation plans
   approved by security holders           428,324              $15.40                 21,676
Equity compensation plans not
   approved by security holders         1,592,319              $ 2.82                     --
                                        ---------                                     ------
Total                                   2,020,643                                     21,676
                                        =========                                     ======

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Gregory Brown, one of our directors, was selected by Paul Royalty Fund, L.P. as its board designee, as provided by the agreement between us and Paul Royalty Fund.

In November 2004, we granted to Dr. Eisenberg options to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share as payment in full of the $398,574 we previously owed to him. Of such amount, $304,478 was for consulting services Dr. Eisenberg had provided to us under an agreement we had with him, $65,215 was for payments Dr. Eisenberg made in our behalf for the laboratory we maintained in Australia (including salaries and obligations to suppliers) and $28,881 for rent we owe him for the space occupied by our laboratory. We no longer operate a laboratory in Australia.

Item 13. EXHIBITS

  No.                                  Description
  ---                                  -----------
2.1       Ortec International, Inc. Series B Special Warrant Offer (Incorporated
          by reference to Exhibit 2.1 of Form 8-K dated December 3, 2004, filed with the Commission on December 9, 2004, Commission File No. 0-27368)

2.2 Ortec International, Inc. Series C Special Warrant Offer (Incorporated by reference to Exhibit 2.2 of Form 8-K dated December 3, 2004, filed with the Commission on December 9, 2004, Commission File No. 0-27368)

3.1       Restated Certificate of Incorporation (Incorporated by reference to
          Exhibit 3.2 of our quarterly report on Form 10-Q for the period ended
          September 30, 2001, filed with the Commission on November 14, 2001,
          Commission File No. 0-27368)

3.2 Amendment to Restated Certification of Incorporation (Incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the period ended December 31, 2002, filed with the Commission on April 15, 2003, Commission File No. 0-27368)

3.3 Amendment to Certificate of Incorporation filed on August 26, 2002, being an Amended Certificate of Designation of the Relative Rights and Preferences of the Series B convertible preferred stock (Incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the period ended December 31, 2002, filed with the Commission on April 15, 2003, Commission File No. 0-27368)

3.4 Amendment to Certificate of Incorporation filed on May 23, 2003, being the Certificate of Designation of the Relative Rights and Preferences of the Series C convertible preferred stock (Incorporated by reference to Exhibit 3.5 of our quarterly report on Form 10-Q for the period ended June 30, 2003, filed with the Commission on August 14, 2003,
          Commission File No. 0-27368)

3.5 Amendment to Certificate of Incorporation filed on June 10, 2003 for the reverse split of our common stock (Incorporated by reference to Exhibit 3.6 of our annual report on Form 10-K for the period ended
          December 31, 2003, filed with the Commission on March 30, 2004,
          Commission File No. 0-27368)

3.6 Amendment to Certificate of Incorporation filed on August 19, 2003 being the Certificate of Designation of the Relative Rights and Preferences of the Series D convertible preferred stock (Incorporated by reference to Exhibit 3.6 of our quarterly report on Form 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2003, Commission File No. 0-27368)

3.7       By-Laws (Incorporated by reference to the Exhibit of our Registration
          Statement on Form SB-2, or Amendment 1 thereto, filed with the Commission, Commission File No. 33-96090)

10.1 Agreement with Cambrex Bio Science Walkersville, Inc.; redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the period ended
          December 31, 2003, filed with the Commission on March 30, 2004,
          Commission File No. 0-27368)

10.2 Agreement with Paul Capital Royalty Acquisition Fund L.P. (name subsequently changed to Paul Royalty Fund, L.P.); redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No.
          0-27368)

10.3      Termination of Employment Agreements between the Registrant and Steven
          Katz, Ron Lipstein and Alain Klapholz (Incorporated by reference to
          Exhibit 99.1 of Form 8-K dated December 11, 2002, filed with the
          Commission on December 13, 2002, Commission File No. 0-27368)

10.4      Lease with Audubon Biomedical Science and Technology Park
          (Incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No. 0-27368)

10.5 Forbearance Agreement with Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 13, 2004, filed with the Commission on December 14, 2004, Commission File No. 0-27368)

10.6*     Limited Liability Company Agreement dated October 11, 2004 between
          Ortec International, Inc. and Hapto Biotech, Inc.

10.7*     Sales Agency Agreement dated October 18, 2004 between Ortec
          International, Inc. and Cambrex Bio Science Walkersville, Inc.

10.8*     Amendment No. 1 dated October 18, 2004 to the Cell Therapy
          Manufacturing Agreement dated October 29, 2003 between Ortec
          International, Inc. and Cambrex Bio Science Walkersville, Inc.

10.9*     License Agreement dated October 18, 2004, by and among Orcel LLC and
          Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc.

10.10*    Security Agreement dated October 18, 2004, by and among Orcel LLC and
          Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc.

10.11* Amended and Restated Security Agreement dated October 18, 2004 by and among Orcel LLC and Ortec International, Inc. and Paul Royalty Fund,
          L.P.

10.12*    Supply Agreement dated December 31, 2004 between Ortec and LSNE.

14 Code of Ethics (Incorporated by reference to Exhibit 14 of our annual report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 30, 2004, Commission File No. 0-27368)

23 *      Consent of BDO Seidman, LLP

23.1*     Consent of Grant Thornton LLP

31.1*     Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive
          Officer

31.2*     Rule 13a-14(a) / 15d -14 (a) Certification of Principal Financial
          Officer

32.1*     Section 1350 Certification of Principal Executive Officer

32.2*     Section 1350 Certification of Principal Financial Officer

----------
* filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed by BDO Seidman, LLP our principal accountant, for services rendered thereby during the fiscal years ended December 31, 2004. BDO Seidman, LLP was retained by us in January 2005.

Audit Fees

BDO Seidman, LLP billed $70,000 in the aggregate for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2004.

BDO Seidman, LLP did not perform any other services for fiscal 2004.

The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of our independent registered public accounting firm and the review of the scope, cost and effect of the audit engagement. The Audit Committee has determined that BDO Seidman, LLP's provision of non-audit services is compatible with maintaining the independence of BDO Seidman, LLP.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by BDO Seidman, LLP must be approved in advance by our Audit Committee to assure that such services do not impair the auditors' independence from the Company. Our Audit Committee specifically approved all audit services prior to them being performed by BDO Seidman, LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005                   Ortec International, Inc.


                                        By: /s/ Ron Lipstein
                                            ------------------------------------
                                            Ron Lipstein
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on March 31, 2005 in the capacities indicated below.

Signature                                                             Title
---------                                                             -----

/s/ Ron Lipstein                    Vice Chairman, Chief Executive Officer, Secretary, Treasurer, and Director
---------------------------------   (Principal Executive Officer)
Ron Lipstein


/s/ Alan W. Schoenbart              Chief Financial Officer (Principal Financial and Accounting Officer)
---------------------------------
Alan W. Schoenbart


/s/ Steven Katz                     Chairman and Director
---------------------------------
Steven Katz


/s/ Dr. Mark Eisenberg              Director
---------------------------------
Dr. Mark Eisenberg


/s/ Steven Lilien                   Director
---------------------------------
Steven Lilien


/s/ Allen I. Schiff                 Director
---------------------------------
Allen I. Schiff


/s/ Gregory B. Brown                Director
---------------------------------
Gregory B. Brown

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----
Report of Independent Registered Public Accounting Firm - BDO Seidman,
   LLP                                                                       F-2

Report of Registered Independent Public Accounting Firm - Grant Thornton
   LLP                                                                       F-3

Consolidated Balance Sheet as of December 31, 2004                           F-4

Consolidated Statements of Operations for the years ended December 31,
   2004 and 2003, and for the cumulative period from March 12, 1991
   (inception) to December 31, 2004                                          F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the
   cumulative period from March 12, 1991 (inception) to December 31,
   2004                                                                      F-6

Consolidated Statements of Cash Flows for the years ended December 31,
   2004 and 2003, and for the cumulative period from March 12, 1991
   (inception) to December 31, 2004                                          F-8

Notes to Consolidated Financial Statements                                  F-10


                                       F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ortec International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Ortec International, Inc. (a development stage enterprise) as of December 31, 2004 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended and for the period from March 12, 1991 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated statements of operations, shareholders' deficit and cash flows for the period from March 12, 1991 (inception) to December 31, 2003, which reflect product revenue of approximately $.3 million, expenses of approximately $96.9 million, preferred stock dividends and discounts of approximately $6.7 million, cash used in operating activities of $69.9 million, cash used in investing activities of approximately $6.2 million and cash provided by financing activities of $77.4 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2004, and the results of the Company's operations and cash flows for the year then ended and for the period from March 12, 1991 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss applicable to common shareholders of $17.1 million during the year ended December 31, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $14.6 million, its total liabilities exceeded its total assets by $36.4 million and the Company has a deficit accumulated in the development stage of $120.5 million. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
----------------------------------------
New York, New York
March 23, 2005


                                       F2

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Directors and Stockholders
   Ortec International, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and shareholders' equity (deficit) for the year ended December 31, 2003, of Ortec International, Inc. and Subsidiary (a development stage enterprise) (the "Company") and the related consolidated statements of operations, cash flows and shareholders' equity (deficit) for the period from March 12, 1991 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Ortec International, Inc. and Subsidiary's operations, cash flows and changes in shareholders' equity (deficit) for the year ended December 31, 2003 and the period from March 12, 1991 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2003 financial statements, the Company incurred a net loss applicable to common shareholders of $21,449,131 during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $25,360,740, its total liabilities exceeded its total assets by $24,476,407, and the Company has a deficit accumulated in its development stage of $103,307,740. These factors, among others, as discussed in Note 1 to the 2003 financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the 2003 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP
New York, New York
March 12, 2004, except for Note 14 to the 2003 financial statements as to which date is March 23, 2004


                                       F3

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2004
                                                                   -------------
                                 ASSETS

Current assets:
   Cash and cash equivalents                                       $     227,370
   Prepaid and other current assets                                      128,938
                                                                   -------------
Total current assets                                                     356,308
Property and equipment, net                                              326,946
Patent application costs, net                                            587,276
Deposits                                                                 139,159
Other assets                                                              39,667
                                                                   -------------
Total assets                                                       $   1,449,356
                                                                   =============

               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                           $   4,912,195
   Current maturities of loan payable                                    203,462
   Capital lease obligation - current                                     51,584
   Current maturities of promissory notes                              9,784,691
                                                                   -------------
Total current liabilities                                             14,951,932
   Obligation under revenue interest assignment                       22,738,110
   Promissory notes, less current portion                                 91,717
   Capital lease obligation, less current portion                         23,951
                                                                   -------------
Total liabilities                                                     37,805,710

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
   Redeemable convertible
      Series B, stated value $10,000 per share; authorized 1,200
      shares; 50 shares issued and outstanding; liquidation              270,859
      preference of $500,000
      Series C, stated value $6,000 per share; authorized 2,000
      shares; 913 shares issued and outstanding; liquidation
      preference of $5,476,254                                         3,529,289
   Convertible
      Series D, stated value $10,000 per share; authorized 2,000 shares; 717 shares issued and outstanding; liquidation
      preference of $7,167,124                                         3,567,652
Common stock, $.001 par value; authorized, 200,000,000 shares;
   6,372,052 shares issued and 6,370,052 outstanding                       6,372
Additional paid-in capital                                            76,899,663
Deficit accumulated during the development stage                    (120,452,544)
Treasury stock, 2,000 shares at cost                                    (177,645)
                                                                   -------------
Total shareholders' deficit                                          (36,356,354)
                                                                   -------------
Total liabilities and shareholders' deficit                        $   1,449,356
                                                                   =============

     The accompanying notes are an integral part of these statements.


                                       F4

                            ORTEC INTERNATIONAL, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Cumulative
                                                                                From
                                                                           March 12, 1991
                                                                           (inception) to
                                               Year ended December 31,      December 31,
                                             ---------------------------   --------------
                                                 2004           2003            2004
                                             ------------   ------------    -------------
Product Revenue                              $         --   $         --    $     265,665
                                             ------------   ------------    -------------

Expenses
   Product and laboratory costs                 3,014,461      2,956,217       27,166,585
   Personnel                                    3,857,052      3,938,116       37,185,487
   General and administrative                   1,664,294      2,586,476       19,035,351
   Rent                                           481,782        627,861        3,972,294
   Consulting                                      13,045        (27,735)       5,702,651
   Interest and other expense                   6,745,928      4,735,292       19,781,830
   Interest and other income                     (398,662)       (14,889)      (2,670,647)
   Lease termination costs                             --      1,119,166        1,119,166
  Loss on extinguishments of debt
      and series A preferred shares                    --             --        1,004,027
                                             ------------   ------------    -------------
                                               15,377,900     15,920,504      112,296,744
                                             ------------   ------------    -------------

Net loss                                      (15,377,900)   (15,920,504)    (112,031,079)
Preferred stock dividend                          643,904      1,259,627        3,029,465
Preferred stock and warrants
   deemed dividends and discounts               1,123,000      4,269,000        5,392,000
                                             ------------   ------------    -------------
Net loss applicable to common shareholders   $(17,144,804)  $(21,449,131)   $(120,452,544)
                                             ============   ============    =============

Net loss per share
   Basic and diluted                         $      (3.03)  $      (5.11)
                                             ============   ============

Weighted average shares outstanding
   Basic and diluted                            5,655,406      4,198,107
                                             ============   ============

     The accompanying notes are an integral part of these statements.


                                       F5

                            ORTEC INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                         Common Stock              Preferred Stock
                                                       ----------------   ---------------------------------
                                                        Shares   Amount    Series B    Series C    Series D
                                                       -------   ------   ---------   ----------   --------
March 12, 1991 (inception) to December 31, 1991
Founders                                               155,382    $155           --           --        --
First private placement ($3.00 per share)               21,744      22           --           --        --
The Director ($11.50 and $53.00 per share)              14,902      15           --           --        --
Second private placement ($94.25 per share)              5,302       5           --           --        --
Share issuance expense                                      --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1991                           197,330     197           --           --        --
Second private placement ($94.25 per share)              2,646       3           --           --        --
Second private placement ($94.25 per share)              2,286       2           --           --        --
Stock purchase agreement with the Director
   ($94.25 per share)                                    3,182       3           --           --        --
Share issuance expense                                      --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1992                           205,444     205           --           --        --
Third private placement ($100.00 per share)             10,965      11           --           --        --
Third private placement ($100.00 per share)              2,250       2           --           --        --
Stock purchase agreement with Home
   Insurance Company ($90.00 per share)                 11,112      11           --           --        --
Stock purchase agreement with the Director
   ($94.25 per share)                                    2,122       2           --           --        --
Shares issued in exchange for commission                    60       1           --           --        --
Share issuance expenses                                     --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1993                           231,953     232           --           --        --
Fourth private placement ($100.00 per share)             3,946       4           --           --        --
Stock purchase agreement with Home
   Insurance Company ($100.00 per share)                 5,000       5           --           --        --
Share issuance expense                                      --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1994                           240,899     241
Rent forgiveness                                            --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1995                           240,899     241           --           --        --
Initial public offering                                120,000     120           --           --        --
Exercise of warrants                                     3,389       3           --           --        --
Fifth private placement ($64.90 per share)              95,911      96           --           --        --
Share issuance expenses                                     --      --           --           --        --
Stock options issued for services                           --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1996                           460,199     460           --           --        --




Exercise of warrants                                   115,878     116           --           --        --
Share issuance expenses                                     --      --           --           --        --
Stock options and warrants issued for services              --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1997                           576,077     576           --           --        --
Exercise of warrants                                    22,149      22           --           --        --
Stock options and warrants issued for services              --      --           --           --        --
Sixth private placement                                 20,000      20           --           --        --
Sixth private placement - warrants issued                   --      --           --           --        --
Share issuance expenses                                     --      --           --           --        --
Purchase of 660 shares of treasury stock (at cost)          --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1998                           618,226     618           --           --        --
Exercise of warrants                                     1,410       1           --           --        --
Stock options and warrants issued for services              --      --           --           --        --
Seventh private placement ($87.50 per share)            38,916      39           --           --        --
Seventh private placement - investor warrants               --      --           --           --        --
Seventh private placement - placement agent warrants        --      --           --           --        --
Eighth private placement ($55.00 per share)            163,637     164           --           --        --
Share issuance expenses                                     --      --           --           --        --
Purchase of 910 shares of treasury stock (at cost)          --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 1999                           822,189     822           --           --        --
Exercise of options and warrants                        17,554      17           --           --        --
Stock options and warrants issued for services              --      --           --           --
Ninth private placement ($150.00 per share)              6,667       7           --           --        --
Ninth private placement - placement agent warrants          --      --           --           --        --
Tenth private placement ($67.50 per share)             124,757     125           --           --        --
Share issuance expenses                                     --      --           --           --        --
Purchase of 430 shares of treasury stock (at cost)          --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 2000                           971,167     971           --           --        --
Stock options issued for services                           --      --           --           --        --
Net loss                                                    --      --           --           --        --
                                                       -------    ----    ---------   ----------    ------
Balance at December 31, 2001 (carried forward)         971,167     971           --           --        --




                                                                       Deficit
                                                                     accumulated
                                                        Additional    during the                   Total
                                                         paid-in     development   Treasury    shareholders'
                                                         capital        stage        stock    equity deficit)
                                                       -----------   -----------   --------   ---------------
March 12, 1991 (inception) to December 31, 1991
Founders                                               $       715            --         --    $        870
First private placement ($3.00 per share)                   64,978            --         --          65,000
The Director ($11.50 and $53.00 per share)                 249,985            --         --         250,000
Second private placement ($94.25 per share)                499,995            --         --         500,000
Share issuance expense                                     (21,118)           --         --         (21,118)
Net loss                                                        --      (281,644)        --        (281,644)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1991                               794,555      (281,644)        --         513,108
Second private placement ($94.25 per share)                250,003            --         --         250,006
Second private placement ($94.25 per share)                215,465            --         --         215,467
Stock purchase agreement with the Director
   ($94.25 per share)                                      299,995            --         --         299,998
Share issuance expense                                     (35,477)           --         --         (35,477)
Net loss                                                        --      (785,941)        --        (785,941)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1992                             1,524,541    (1,067,585)        --         457,161
Third private placement ($100.00 per share)              1,096,489            --         --       1,096,500
Third private placement ($100.00 per share)                224,998            --         --         225,000
Stock purchase agreement with Home
   Insurance Company ($90.00 per share)                    999,988            --         --         999,999
Stock purchase agreement with the Director
   ($94.25 per share)                                      199,998            --         --         200,000
Shares issued in exchange for commission                     5,999            --         --           6,000
Share issuance expenses                                   (230,207)           --         --        (230,207)
Net loss                                                        --    (1,445,624)        --      (1,445,624)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1993                             3,821,806    (2,513,209)        --       1,308,829
Fourth private placement ($100.00 per share)               397,708            --         --         397,712
Stock purchase agreement with Home
   Insurance Company ($100.00 per share)                   499,995            --         --         500,000
Share issuance expense                                      (8,697)           --         --          (8,697)
Net loss                                                        --    (1,675,087)        --      (1,675,087)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1994                             4,710,812    (4,188,296)        --         522,757
Rent forgiveness                                            40,740            --         --          40,740
Net loss                                                        --    (1,022,723)        --      (1,022,723)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1995                             4,751,552    (5,211,019)        --        (459,226)
Initial public offering                                  5,999,880            --         --       6,000,000
Exercise of warrants                                        33,882            --         --          33,885
Fifth private placement ($64.90 per share)               6,220,701            --         --       6,220,797
Share issuance expenses                                 (1,580,690)           --         --      (1,580,690)
Stock options issued for services                          152,000            --         --         152,000
Net loss                                                        --    (2,649,768)        --      (2,649,768)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1996                            15,577,325    (7,860,787)        --       7,716,998




Exercise of warrants                                    10,822,675            --         --      10,822,791
Share issuance expenses                                   (657,508)           --         --        (657,508)
Stock options and warrants issued for services             660,000            --         --         660,000
Net loss                                                        --    (4,825,663)        --      (4,825,663)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1997                            26,402,492   (12,686,450)        --      13,716,618
Exercise of warrants                                     1,281,935            --         --       1,281,957
Stock options and warrants issued for services           1,920,111            --         --       1,920,111
Sixth private placement                                  1,788,678            --         --       1,788,698
Sixth private placement - warrants issued                  211,302            --         --         211,302
Share issuance expenses                                    (48,000)           --         --         (48,000)
Purchase of 660 shares of treasury stock (at cost)              --            --    (67,272)        (67,272)
Net loss                                                        --    (8,412,655)                (8,412,655)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1998                            31,556,518   (21,099,105)   (67,272)     10,390,759
Exercise of warrants                                        14,102            --         --          14,103
Stock options and warrants issued for services              64,715            --         --          64,715
Seventh private placement ($87.50 per share)             3,168,746            --         --       3,168,785
Seventh private placement - investor warrants              236,291            --         --         236,291
Seventh private placement - placement agent warrants       232,000            --         --         232,000
Eighth private placement ($55.00 per share)              8,999,838            --         --       9,000,002
Share issuance expenses                                   (619,908)           --         --        (619,908)
Purchase of 910 shares of treasury stock (at cost)              --            --    (75,518)        (75,518)
Net loss                                                        --   (10,040,509)        --     (10,040,509)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 1999                            43,652,302   (31,139,614)  (142,790)     12,370,720
Exercise of options and warrants                           327,265            --         --         327,282
Stock options and warrants issued for services              56,265            --         --          56,265
Ninth private placement ($150.00 per share)                999,998            --         --       1,000,005
Ninth private placement - placement agent warrants          23,000            --         --          23,000
Tenth private placement ($67.50 per share)               8,420,946            --         --       8,421,071
Share issuance expenses                                   (641,500)           --         --        (641,500)
Purchase of 430 shares of treasury stock (at cost)              --            --    (34,855)        (34,855)
Net loss                                                        --   (12,129,663)        --     (12,129,663)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 2000                            52,838,276   (43,269,277)  (177,645)      9,392,325
Stock options issued for services                          188,080            --         --         188,080
Net loss                                                        --   (15,885,377)        --     (15,885,377)
                                                       -----------   -----------   --------    ------------
Balance at December 31, 2001 (carried forward)          53,026,356   (59,154,654)  (177,645)     (6,304,972)


                                       F6

                            ORTEC INTERNATIONAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                        Common Stock                 Preferred  Stock
                                                     ------------------   --------------------------------------
                                                       Shares    Amount     Series B      Series C     Series D
                                                     ---------   ------   -----------   -----------   ----------
Balance at December 31, 2001 (brought forward)         971,167      971            --            --           --
Exercise of options and warrants                        35,720       36            --            --           --
Stock options and warrants issued for services              --       --            --            --           --
Warrants issued with convertible debentures                 --       --            --            --           --
Warrants issued with convertible redeemable
   preferred stock                                          --       --            --            --           --
Convertible debenture conversion benefit                    --       --            --            --           --
Redeemable convertible preferred stock
   conversion benefit                                       --       --            --            --           --
Issuance of series B preferred stock (938
   shares) ($10,000 per share)                              --       --     9,382,742            --           --
Warrants issued and exercised with preferred stock     938,275      938    (3,479,043)           --           --
Shares issuance costs - preferred stock                     --       --      (866,612)           --           --
Preferred stock dividends                              375,315      375            --            --
Net loss                                                    --       --            --            --           --
                                                     ---------   ------   -----------   -----------   ----------
Balance at December 31, 2002                         2,320,477    2,320     5,037,087            --           --
Exercise of options and warrants                       398,750      399            --            --           --
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                           --       --     2,000,000     5,690,000           --
Warrants issued with preferred stock                        --       --      (490,567)   (1,225,632)          --
Warrants issued for services                                --       --            --                         --
Share issuance costs - preferred stock                      --       --      (393,488)     (797,327)          --
Conversion of series B preferred stock (605
   shares) into common stock                         2,421,556    2,422    (3,253,571)           --           --
Conversion of series B  preferred stock into
   series D preferred stock (483 shares)                    --       --    (2,628,602)           --    2,628,602
Preferred stock deemed dividends and discounts              --       --            --            --           --
Preferred stock dividends                               92,308       92            --            --           --
Common stock dividend to be distributed on
   series C preferred stock                                 --       --            --            --           --
Common stock to be issued in connection with
   promissory notes                                         --       --            --            --           --
Adjustment for one for ten reverse stock split              74       --            --            --           --
Net loss                                                    --       --            --            --           --
                                                     ---------   ------   -----------   -----------   ----------
Balance at December 31, 2003                         5,233,165    5,233       270,859     3,667,041    2,628,602




Common stock issued in connection with
   previously issued notes                             157,000      157            --            --           --
Common stock issued in
   connection with promissory notes                    331,831      332            --            --           --
Common stock (277,020) and 34.31 shares of
   series D preferred to be issued in connection
   with agreements which extended due date of
   promissory notes                                         --       --            --            --           --
Common stock issued in connection with exercise
   of warrants                                          32,460       32            --            --           --
Conversion of 35.62 shares of series C preferred
   stock into common stock                             106,872      107            --      (137,752)          --
Payment of dividends on 35.62 shares of series C
   preferred stock in common stock                      13,743       14            --            --           --
Common stock and series D preferred (233.83
   shares) issued in connection with special
   warrant offer                                       496,981      497            --            --      939,050
Common stock dividend to be distributed on
   series B and series C preferred stock                    --       --            --            --           --
Option issued to director for services                      --       --            --            --           --
Warrant issued for services                                 --       --            --            --           --
Warrant issued in connection with lease                     --       --            --            --           --
Share issuance expenses                                     --       --            --            --           --
Special warrant offer deemed dividends                      --       --            --            --           --
Net loss                                                    --       --            --            --           --
                                                     ---------   ------   -----------   -----------   ----------
Balance at December 31, 2004                         6,372,052   $6,372   $   270,859   $ 3,529,289   $3,567,652
                                                     =========   ======   ===========   ===========   ==========




                                                                      Deficit
                                                                    accumulated
                                                      Additional     during the                      Total
                                                       paid-in      development     Treasury     shareholders'
                                                       capital         stage         stock     equity (deficit)
                                                     -----------   -------------   ---------   ----------------
Balance at December 31, 2001 (brought forward)        53,026,356     (59,154,654)   (177,645)     (6,304,972)
Exercise of options and warrants                             321              --          --             357
Stock options and warrants issued for services           113,060              --          --         113,060
Warrants issued with convertible debentures              440,523              --          --         440,523
Warrants issued with convertible redeemable
   preferred stock                                       559,289              --          --         559,289
Convertible debenture conversion benefit               1,042,663              --          --       1,042,663
Redeemable convertible preferred stock
   conversion benefit                                  1,097,886              --          --       1,097,886
Issuance of series B preferred stock (938
   shares) ($10,000 per share)                                --              --          --       9,382,742
Warrants issued and exercised with preferred stock     3,485,443              --          --           7,338
Shares issuance costs - preferred stock                  304,615              --          --        (561,997)
Preferred stock dividends                              1,125,559      (1,125,934)         --              --
Net loss                                                      --     (21,578,021)         --     (21,578,021)
                                                     -----------   -------------   ---------   ----------------
Balance at December 31, 2002                          61,195,715     (81,858,609)   (177,645)    (15,801,132)
Exercise of options and warrants                          12,567              --          --          12,966
Issuance of preferred stock: series B (200
   shares), series C (948 shares)                             --              --          --       7,690,000
Warrants issued with preferred stock                   1,716,199              --          --              --
Warrants issued for services                              87,000              --          --          87,000
Share issuance costs - preferred stock                   359,078              --          --        (831,737)
Conversion of series B preferred stock (605
   shares) into common stock                           3,251,149              --          --              --
Conversion of series B  preferred stock into
   series D preferred stock (483 shares)                      --              --          --              --
Preferred stock deemed dividends and discounts         4,269,000      (4,269,000)         --              --
Preferred stock dividends                                922,985        (923,077)         --              --
Common stock dividend to be distributed on
   series C preferred stock                              336,550        (336,550)         --              --
Common stock to be issued in connection with
   promissory notes                                      287,000              --          --         287,000
Adjustment for one for ten reverse stock split                --              --          --              --
Net loss                                                      --     (15,920,504)         --     (15,920,504)
                                                     -----------   -------------   ---------   ----------------
Balance at December 31, 2003                          72,437,243    (103,307,740)   (177,645)    (24,476,407)




Common stock issued in connection with
   previously issued notes                                  (157)             --          --              --
Common stock issued in
   connection with promissory notes                      745,870              --          --         746,202
Common stock (277,020) and 34.31 shares of
   series D preferred to be issued in connection
   with agreements which extended due date of
   promissory notes                                      828,540              --          --         828,540
Common stock issued in connection with exercise
   of warrants                                               293              --          --             325
Conversion of 35.62 shares of series C preferred
   stock into common stock                               137,645              --          --              --
Payment of dividends on 35.62 shares of series C
   preferred stock in common stock                        30,085         (30,099)         --              --
Common stock and series D preferred (233.83
   shares) issued in connection with special
   warrant offer                                         498,472              --          --       1,438,019
Common stock dividend to be distributed on
   series B and series C preferred stock                 613,805        (613,805)         --              --
Option issued to director for services                   398,574              --          --         398,574
Warrant issued for services                               94,393              --          --          94,393
Warrant issued in connection with lease                   18,500              --          --          18,500
Share issuance expenses                                  (26,600)             --          --         (26,600)
Special warrant offer deemed dividends                 1,123,000      (1,123,000)         --              --
Net loss                                                      --     (15,377,900)         --     (15,377,900)
                                                     -----------   -------------   ---------   ----------------
Balance at December 31, 2004                         $76,899,663   $(120,452,544)  $(177,645)   $(36,356,354)
                                                     ===========   =============   =========   ================

The accompanying notes are an integral part of these statements.


                                       F7

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                      From
                                                                                                 March 12, 1991
                                                                     Year ended December 31,     (inception) to
                                                                   ---------------------------    December 31,
                                                                       2004           2003            2004
                                                                   ------------   ------------   --------------
Cash flows from operating activities
   Net loss                                                        $(15,377,900)  $(15,920,504)  $(112,031,079)
   Adjustments to reconcile net loss to net cash
   used in operating activities
      Depreciation and amortization                                     466,966        651,661       5,274,872
      Allowance for doubtful accounts                                        --          5,374           5,374
      Unrealized loss on marketable securities                               --             --          11,404
      Realized loss on marketable securities                                 --             --           5,250
      (Gain) / loss on sale of property and equipment                   (26,802)       (40,204)        (58,642)
      Cost to terminate lease on New Jersey facility                         --        836,032         836,032
      Non-cash stock compensation                                        94,000         87,000       3,335,231
      Non cash interest                                               1,856,832             --       1,856,832
      Non-cash imputed interest                                       4,184,254      4,594,580      16,091,260
      Gain on loan adjustment                                          (236,000)            --        (236,000)
      Loss on extinguishments of debt & series A preferred stock             --             --       1,004,027
      Purchase of marketable securities                                      --             --     (19,075,122)
      Sales of marketable securities                                         --             --      19,130,920
      Change in operating assets and liabilities
         Other current assets and other assets                          (96,665)        54,804         (38,054)
         Accounts payable and accrued liabilities                     1,298,208        437,161       6,176,957
                                                                   ------------   ------------   -------------
   Net cash used in operating activities                             (7,837,107)    (9,294,096)    (77,710,738)
                                                                   ------------   ------------   -------------
Cash flow from investing activities
      Purchases of property and equipment                               (81,622)       (11,823)     (4,547,342)
      Proceeds from sale of property and equipment                       14,025         75,000         145,926
      Payments for patent applications                                  (48,975)       (11,589)     (1,020,706)
      Organization costs                                                     --             --         (10,238)
      Deposits                                                               --        (75,000)       (806,273)
      Purchases of marketable securities                                     --             --        (594,986)
      Sale of marketable securities                                          --             --         522,532
                                                                   ------------   ------------   -------------
   Net cash used in investing activities                               (116,572)       (23,412)     (6,311,087)
                                                                   ------------   ------------   -------------
Cash flows from financing activities
      Proceeds from issuance of notes payable                         6,506,626      3,140,000      10,162,126
      Proceeds from issuance of common stock                                 --             --      53,550,522
      Proceeds from exercise of warrants                              1,338,344         12,966       1,359,004
      Share issuance expenses and other financing costs                 (26,600)      (831,737)     (5,370,013)
      Purchase of treasury stock                                             --             --        (177,645)
      Proceeds from issuance of loan payable                                 --             --       1,446,229
      Proceeds from obligation under revenue interest assignment             --             --      10,000,000
      Proceeds from issuance of convertible debentures                       --             --       5,908,000
      Proceeds from issuance of preferred stock -
         Series A                                                            --             --       1,200,000
         Series B                                                            --      2,000,000       3,070,000
         Series C                                                            --      5,690,000       5,690,000




      Advances received                                                      --        130,000         130,000
      Repayment of capital lease obligations                           (154,079)      (165,718)       (518,729)
      Repayment of loan payable                                        (173,943)      (155,578)     (1,035,699)
      Repayment of obligation under revenue interest assignment              --           (265)        (11,414)
      Repayment of notes payable                                             --             --        (515,500)
      Repayment of promissory notes                                    (637,686)            --        (637,686)
                                                                   ------------   ------------   -------------
   Net cash provided by financing activities                          6,852,662      9,819,668      84,249,195
                                                                   ------------   ------------   -------------
   Net Increase/(Decrease) in Cash And Cash Equivalents              (1,101,017)       502,160         227,370
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                1,328,387        826,227              --
                                                                   ------------   ------------   -------------
   End of period                                                   $    227,370   $  1,328,387   $     227,370
                                                                   ============   ============   =============


                                       F8

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                  Cumulative
                                                                                                     From
                                                                                                March 12, 1991
                                                                      Year ended December 31,   (inception) to
                                                                      -----------------------    December 31,
                                                                         2004         2003           2004
                                                                      ----------   ----------   --------------
Supplemental disclosures of cash flow information:
   Non-cash financing and investing activities
      Capital lease obligations                                       $   52,462   $       --     $  620,806
      Deferred offering costs included in accrued professional fees           --           --        314,697
      Financings costs - other long-term obligations                          --           --         59,500
      Forgiveness of rent payable                                             --           --         40,740
      Share issuance expenses - warrants                                      --           --        255,000
      Dividends on preferred stock paid in common shares -
         Series B                                                         50,000      923,077      2,099,011
         Series C                                                        593,904           --        593,904
      Accretion of discount on preferred stock and warrants            1,123,000    4,269,000      5,392,000
      Share issuance expenses for preferred stock
         incurred through issuance of warrants -
         Series B                                                             --       86,692        391,307
         Series C                                                             --      272,386        272,386
      Share issuance of series D preferred stock in
         exchange from series B preferred stock                               --    2,628,602      2,628,602
      Promissory notes forgiven for warrant participation                100,000           --        100,000
      Warrant issued in connection with lease                             18,500           --         18,500
      Conversion of series C preferred stock into common stock           137,645           --        137,645
      Contribution of capital of amount due to founder                   398,967           --        398,967
   Equipment transferred in satisfaction of deposit                       25,000       75,000        100,000
   Discount on promissory notes                                          746,202      287,000      1,033,202
   Accounts payable converted to promissory notes                        837,468           --        837,468
   Advances converted to promissory notes                                130,000           --        130,000

   Cash paid for interest                                             $   68,975   $  104,023     $  717,856
                                                                      ==========   ==========     ==========
   Cash paid for income taxes                                         $    2,835   $    1,000     $  203,411
                                                                      ==========   ==========     ==========

The accompanying notes are an integral part of these statements.


                                       F9

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

Formation of the Company

Ortec International, Inc. ("Ortec" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, a tissue engineered skin substitute for use in skin regeneration procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted us a license for a term of ten years, with automatic renewals by us for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April 1998, Dr. Eisenberg assigned his patent for the Technology to us.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel'r' (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with these indications. Revenues were not significant. We terminated our selling efforts and elected to focus our efforts on developing a cryopreserved form of our product and on medical indications that had broader marketability. After identifying an indication that had broad market appeal, venous stasis ulcers, we completed a clinical trial during 2003 for the use of cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. We are currently awaiting a determination from the FDA.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $17.1 million during the year ended December 31, 2004, and, as of that date, our current liabilities exceeded our current assets by $14.6 million, our total liabilities exceeded our total assets by $36.4 million and we have a deficit accumulated in the development stage of $120.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

During 2004 we financed our operations with $6.5 million of promissory notes payable and a special warrant offer which provided $1.3 million in gross proceeds. In the first quarter of 2005, we raised an additional $5.6 million through private placements of our common stock. Additionally we converted $9.6 million of promissory notes and exchanged all of the outstanding shares of our Series B and C preferred stock into common stock. (see Note 21).

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

We require substantial funding to continue our research and development activities, clinical trials, manufacturing, sales, distribution and administrative activities, and commercialization processes. Such funding will enable us to execute our production plan with our third party manufacturer and prepare for sales in 2005, pay a portion of our past due obligations, initiate the pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers, and provide for our general and corporate working capital requirements for 2005. We believe that our cash and cash equivalents on hand at December 31, 2004, (approximately $.2 million) and the $5.6 million financing we received in the first quarter of 2005, respectively, as well as the additional funds we hope to raise in 2005, may enable us


                                      F10

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to continue our operations for the next twelve months. Additionally, we are continuing our equity financing efforts with an investment banking firm. There can be no assurances that we can raise additional funds.

These financial statements have been prepared assuming that we will continue as a going concern. Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional sources of capital. If additional funding is not available to us when needed, we may not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Common Stock Reserve Split

On June 24, 2003, we effected a reverse stock split of our common shares outstanding, whereby every stockholder, warrant and option holder, was granted one new common share or warrant or option to purchase common shares, for every ten outstanding common shares (or its equivalent). The par value of the common shares remained unchanged at $.001 per share. The exercise prices of all warrants and options outstanding were adjusted as a result of this reverse split. The conversion rates of the preferred stock outstanding were also adjusted.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product revenue is recognized upon shipment of ORCEL when title and risk of loss pass to the customer, which occurs when the end user customer receives the product. Royalties from licensees will be based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonable assured. Fees paid to us upon entering a license agreement are recognized when earned as defined by the terms of the agreement.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we review each contract to determine if there are multiple revenue-generating activities that constitute more than one unit of accounting. Revenue is recognized for each unit of accounting based on revenue recognition criteria relevant to that unit. Up-front payments are deferred, if appropriate, and recognized into revenues over the obligation period.

Research and Development Costs

We are in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred. Research and Development costs aggregated $7,139,733 and $7,474,067, for the years ending 2004 and 2003, respectively. Research and Development costs are comprised of production and laboratory costs, rent, consulting, personnel, and depreciation and amortization expenses.

Depreciation and Amortization

Property and equipment are carried at cost, less any grants received for construction. In 1996, we received a $400,000 grant toward the construction of our new laboratory and office facilities and we received an additional grant of $130,000 in 1998.


                                      F11

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Office furniture and equipment and laboratory equipment are depreciated on the straight-line basis over the estimated lives of the assets (5 years). Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the asset.

Intangible Assets

Our intangible assets consist of patent application costs. We amortize these separately identifiable assets over their estimated useful lives. Patent application costs relate to our U.S. patent application and application fees in foreign jurisdictions and consist of legal and other direct fees. The recoverability of the patent application costs is dependent upon, among other matters, obtaining further FDA approvals for the use of the underlying technology.

Impairment of Long-Lived Assets

We review long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have determined, based on estimated future cash flows, that no provision is necessary for the impairment of long-lived assets at December 31, 2004.

Foreign Currency Translation

We conducted some of our research and development at our laboratory in Sidney, Australia. However, because all Australian expenditures were funded from the United States, we determined that the functional currency of our Australian office was the U.S. dollar. Accordingly, current assets and current liabilities are remeasured into the functional currency using current exchange rates and non-current assets and liabilities are remeasured using historical exchange rates. Expense accounts are measured using the average rate in effect for the year. Gains and losses arising from the remeasurement of foreign currency are included in the results of operations for all periods presented. As of December 31, 2002, we terminated all of our research and development activities at our laboratory in Sidney.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for as it is more likely than not that the deferred tax assets will not be realized.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The fair value of cash and cash equivalents approximates the recorded amount because of the short-term maturity of such instruments.


                                      F12

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amount of options and warrants excluded are as follows:

                                  Year ended December 31,
                                  -----------------------
                                      2004        2003
                                   ---------   ---------
Warrants                             988,603   3,085,173
                                   =========   =========
Stock Options - in plan              428,324     348,199
                                   =========   =========
Stock Options - outside of plan    1,374,400   1,274,400
                                   =========   =========

Additionally, the effects of conversion of the preferred stock were excluded from the weighted average share calculation, as the effect would be antidilutive. An aggregate of 5,804,977 shares of common stock would be issuable upon conversion of the preferred stock outstanding at December 31, 2004.

Employee Stock Option Plan

We account for our employee stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123, "Accounting for Stock-Based Compensation".

                                                                 Year ended December 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
Net loss applicable to common shareholders, as reported        $(17,144,804)  $(21,449,131)
Deduct: Total stock-based employee compensation
   income (expense) determined under fair value based method         425,801    (1,723,343)
                                                               ------------   ------------
Pro forma net loss                                             $(16,719,003)  $(23,172,474)
                                                               ============   ============
Net loss applicable to common shareholders per share:
   Basic and Diluted - as reported                             $      (3.03)  $      (5.11)
   Basic and Diluted - pro forma                               $      (2.96)  $      (5.52)

We utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants


                                      F13

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted to employees during the years ended December 31, 2004 and 2003. The following weighted average assumptions were made in estimating fair value.

                          Year ended December 31,
                          -----------------------
                               2004      2003
                             -------   -------
Risk-free interest rate         3.1%      3.3%
Expected option life         5 years   5 years
Expected volatility            80.9%     84.9%

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2004 and 2003 was $1.92 and $1.64, respectively.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation", supersedes APB 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS 123(R) eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. SFAS 123(R) must be adopted no later than periods beginning after December 15, 2005 and we expect to adopt SFAS 123(R) on the effective date. We believe the adoption of SFAS 123(R) will have a material impact on our results of operations and earnings per share.

3 - CONCENTRATION OF CREDIT RISK

We maintain cash and money market accounts at four financial institutions located in New York City. The FDIC insures cash accounts for amounts up to $100,000. At times, our balances exceed such FDIC limits.

We have not experienced any losses in such accounts.

4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004:

Laboratory equipment             $1,717,637
Office furniture and equipment    1,118,481
Leasehold improvements            1,350,176
                                 ----------
                                  4,186,294
Accumulated depreciation          3,859,348
                                 ----------
                                 $  326,946
                                 ==========

Depreciation and amortization expense for the years ended December 31, 2004 and 2003, was approximately $385,000 and $556,000, respectively.


                                      F14

                           ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent. As of December 31, 2004, patents, net of accumulated amortization, were as follows:

                                                         Expiration
Patents subject to Amortization                             Date
-------------------------------                          ----------
Composite Culture Skin (CCS)                               2/1/2011   $  910,690
Manufacturing of Bi-layered Collagen Sponge              12/28/2020       33,037
Cryopreservation Process                                 12/26/2021       78,759
                                                                      ----------
                                                                       1,022,486
Accumulated amortization                                                 435,210
                                                                      ----------
                                                                      $  587,276
                                                                      ==========

Amortization expense for the years ended December 31, 2004 and 2003, was approximately $82,212 and $129,825, respectively. The estimated annual amortization expense expected, based on current intangible balances, for the years 2005 through 2009 is $84,645 per year.

Our U.S. patent for CCS was issued in 1994. During 2002 and 2003 we were issued two patents by the United States Patent Office. The first patent covers unique manufacturing processes for our tissue-engineered product, ORCEL. These processes specifically relate to the manufacturing of our bi-layered collagen sponge structure and when implemented, can reduce the current manufacturing costs of ORCEL. This patent was issued on December 31, 2002. The second patent covers the freezing process for ORCEL. This process, referred to as cryopreservation, gives our product a minimum shelf life of seven months, as opposed to only a few days when our product is not cryopreserved. This second patent was issued on October 28, 2003.

There can be no assurance that any patent will provide commercial benefits to us. We have determined that no provision for impairment is necessary at December 31, 2004.

We have granted a security interest in our United States and Canadian patents and trademarks relating to ORCEL to collateralize payments we will be required to make to satisfy our obligation under a Revenue Interest Assignment Agreement (see Note 11).

6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2004:

Accounts payable                                                     $3,202,905
Accrued interest                                                        660,918
Accrued compensation                                                    579,975
Accrued expenses                                                        266,003
Accrued professional fees                                                82,500
Bank overdraft                                                           69,894
Deferred income                                                          50,000
                                                                     ----------
                                                                     $4,912,195
                                                                     ==========


                                      F15

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - LEASES

In March 1996, we entered into a five-year lease with Columbia University for our laboratory and offices in Columbia's new Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. We utilize our laboratory facilities to produce ORCEL for research and development activities including cell expansion and biomaterial research. On December 18, 2003, we amended the lease agreement with Columbia University, extending the lease term to December 2005. With this amendment, we agreed to pay Columbia $25,588 a month for past due rent commencing on February 1, 2004 and ending on December 31, 2005.

Total rent expense for the years ended December 31, 2004 and 2003 was approximately $461,000 and $432,000, respectively.

On August 5, 2002, we reached an agreement with the New Jersey Economic Development Authority (NJEDA) to terminate a 2001 lease and to enter into a new lease covering production and office space. Monthly payments under such lease began on January 1, 2003. On June 9, 2003 NJEDA and we executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. This termination costs was settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003. In 2003, we recorded a lease termination cost of $1,119,166 consisting of the aforementioned $978,000 together with $141,166 of other costs that we incurred in connection with the build-out of the leasehold. We continued to rent space in North Brunswick, New Jersey pursuant to a lease until its expiration on July 31, 2004, at a rent of $2,300 per month.

As of December 31, 2004 and 2003, we recorded $535,000 and $503,000 in equipment purchased under capital leases and $460,000 and $335,000 in accumulated amortization, respectively.

Future minimum lease payments under noncancellable operating leases primarily for office and laboratory space and the present value of future minimum lease payments under capital leases as of December 31, 2004 are as follows:

                                                                   Leases
                                                            --------------------
Year ending December 31,                                    Operating    Capital
                                                            ---------   --------
   2005                                                      $377,000   $ 84,918
   2006                                                            --     20,505
   2007                                                            --      5,673
   2008                                                            --        678
                                                             --------   --------
   Total                                                     $377,000    111,774
                                                             ========
   Less amounts representing interest                                     36,239
                                                                        --------
   Present value of net minimum capital lease payments                    75,535
   Less: current portion                                                  51,584
                                                                        --------
   Long-term portion                                                    $ 23,951
                                                                        ========

In connection with a lease agreement dated February 27, 2004, we were obligated to issue a two-year warrant to purchase 14,052 shares of our common stock at $3.25 per share. We have valued the warrant utilizing a Black-Scholes valuation model at $18,500. On November 2, 2004 the Board of Directors approved the issuance of the aforementioned warrant.


                                      F16

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - LOAN PAYABLE

We have two loans outstanding with our landlord totaling $203,462.These loans are due in monthly installments including interest through December 2005 of $10,103 and $7,605, respectively, at effective rates of 7.98% and 8.6%, respectively.

Minimum payments to be made under the terms of these loans are as follows:

Year ending December 31, 2005                                           $212,518
Less amount representing interest                                          9,056
                                                                        --------
Net present value of future loan payments - current portion             $203,462
                                                                        ========

9 - LICENSE AND OTHER ARRANGEMENTS

In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003 which we recorded as deferred income, see Note 6. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for ORCEL pricing and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel.

In April 2004, we entered into a Material Supply Agreement with ES Cell International Pte Ltd.(ESI). Under the terms of the agreement, we provided ESI with human skin cells generated from cell lines developed and manufactured by us for use in our ORCEL product. We received a $50,000 up-front fee upon the signing of the agreement and we received an additional $150,000 upon first delivery of certain specified cell lines. We have recorded these amounts in interest and other income. We will receive milestone payments of $150,000 with 30 days of an investigational new drug filing for the ESI Focus Cell Therapy line and an additional $150,000 upon ESI's receiving regulatory approval for marketing of the ESI Focus Cell Therapy product. We will additionally receive royalties equivalent to .5% of product sales revenue or license or distribution fees or other payments. The payment of these additional amounts are wholly dependent on ESI achieving their milestones.

10 - PROMISSORY NOTES PAYABLE

Promissory notes at December 31, 2004 consists of:

Promissory notes - investors, 8% and 12%, due December 31, 2004       $9,626,626
Promissory notes - Amarex, due through February 2005                     118,060
Promissory notes - CUH2A, 4%, due through February 2008                  131,722
                                                                      ----------
                                                                       9,876,408
Current portion                                                        9,784,691
                                                                      ----------
Noncurrent portion                                                    $   91,717
                                                                      ==========

During 2003, we received non-interest bearing advances of $130,000 from certain investors. In 2004, this amount was converted to an 8% investor promissory note due December 31, 2004.

In connection with the promissory notes to investors we paid our placement agent a fee equivalent to 50 shares for every $1,000 of the promissory notes and recorded this as deferred debt issuance cost which was then amortized over the life of


                                      F17

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the note to interest expense. 488,831 shares were issued in 2004 consisting of 157,000 shares valued at $287,000 (in 2003) relating to notes placed in 2003 and 331,831 shares valued at $746,202 relating to notes placed in 2004.

On October 27, 2004 holders of $9,206,000 of investor promissory notes agreed to extend the maturity date of their notes from November 5, 2004 to December 31, 2004. In consideration of this extension we increased the interest rate for the fourth quarter of the calendar year to 12% and issued 45,000 common shares for each $1,000,000 of principal amount held, or 414,270 common shares. The modification was not considered significant and thus these shares were valued at $2.00 per share, or $828,540 in the aggregate, and was charged to interest expense in the fourth quarter. These shares were issued in 2005 upon our confirmation of each noteholders' accredited investor status. In connection therewith, we issued 277,020 shares of common shares and 34.31 shares of our Series D preferred stock (equivalent to 137,250 common shares).

As defined in the promissory notes, if we received $5,000,000 of gross proceeds from a qualified financing, we may elect to prepay the notes and any accrued and unpaid interest in cash or in our stock. On January 5, 2005, concurrent with the closing of our private placement in excess of $5,000,000 of gross proceeds (see
Note 21), all the promissory notes and accrued interest held by investors, or an aggregate of $10,301,213 was surrendered in exchange for our common stock and warrants. The fair value of the common stock and warrants was approximately $20,600,000 and thus we will record a loss on extinguishment of approximately $10,300,000 in 2005.

In December 2002, Amarex LLC commenced an action against us in the Circuit Court for Montgomery County, Maryland. Amarex provided statistical programming and data management services for us for the data generated in our clinical trials. In March 2004 we settled the litigation by agreeing to pay Amarex $673,060. We are required to pay $60,000 each month thereafter until the obligation is paid in full. The settlement also provides that Amarex will release to us the work they previously performed for us in connection with our diabetic foot ulcer clinical trial. This note was paid in full in February 2005.

The CUH2A promissory note was a structured payout of a previous vendor obligation. We pay them $3,712 monthly.

Minimum payments to be made under the terms of the promissory notes are as follows:

Year ending December 31,
   2005                                                              $10,448,008
   2006                                                                   44,546
   2007                                                                   44,546
   2008                                                                    6,783
                                                                     -----------
                                                                      10,543,883
   Less amount representing interest                                     667,475
                                                                     -----------
   Net present value of future loan payments                         $ 9,876,408
                                                                     ===========

11 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENTS

On August 29, 2001, as amended February 2003, we entered into a Revenue Interest Assignment Agreement with Paul Royalty Fund L.P. (PRF), which terminates on December 31, 2011. Under such agreement we were eligible to receive $10,000,000 during 2001. We received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002.

In February 2003, PRF and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing additional funding requirements by PRF. In connection therewith, PRF purchased 50 shares of our Series B convertible preferred stock investing $500,000, and for which we issued to PRF 73,077 shares of our common stock and granted PRF warrants to purchase an aggregate of 50,000 shares of our common stock, at exercise prices of $15.00 per share for 25,000 shares and at $20.00 per share for the other 25,000 shares. The February 2003 amendments to our agreements with PRF provided, among other things, for (a) the election of one director designated by PRF, (b) the right of one observer (other than such director) selected by PRF to attend and


                                      F18

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

observe all meetings of our Board of Directors and (c) for us to use our best efforts to have independent directors who are acceptable to both us and PRF, including a director designated by PRF, as a majority of our Board of Directors.

In consideration for the $10,000,000, PRF will receive a minimum of 3.33% of the first $100,000,000 of annual sales plus 1.99% of annual sales in excess of $100,000,000 of ORCEL in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. Beginning on January 1, 2003, PRF was entitled to receive each year the first proceeds to us from end user sales of our products in North America. The annual amounts that PRF will be able to draw in advance against the end user sales of our products are: $600,000 in 2003, $1,000,000 in 2004, and $7,500,000 in 2005 through 2011. The agreement provides for quarterly and annual accountings between PRF and us for those advance payments. The purpose of these accountings is to reconcile the advances paid against the actual amount we are required to pay computed on the basis of the aforementioned percentages of sales volume. Based on this reconciliation of the actual calculated amounts versus the advances paid, we will either be required to pay additional amounts or receive a refund of all or a portion of the advances we paid to PRF. We have not paid PRF any advances, as there were no sales during 2003 and 2004. The amounts received from PRF have been classified as debt in accordance with our interpretation of Emerging Issues Task Force
(EITF) Issues No. 88-18, "Sales of Future Revenue". PRF bears the risk of revenue interest paid being significantly less than the current revenue interest obligation, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest obligation. Therefore we are under no obligation to make any other payments to PRF in the scenario when no repurchase right (as defined) is triggered and no significant interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest obligation.

We granted PRF a security interest in our United States and Canadian patents and trademarks relating to our technology for our ORCEL product (collectively, the "Pledged Assets"), to secure payments required to be made by us to PRF under this agreement. Pursuant to the default provisions under the agreement PRF may require us to repurchase their revenue interest at the put option exercise price which is defined as a price which would yield an internal rate of return to PRF of 30%.

The events that could require us to repurchase our revenue interest include:

     o    any change of control of our company;

     o    a transfer of substantially all of our assets;

     o    a transfer of our interests in our products;

     o a judicial decision that has a material adverse effect on our business, operations, assets, or financial condition;

     o the occurrence of any event that has a material adverse effect on our ability to perform our obligations to repurchase the revenue interest obligation;

     o the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments; a funding termination event (as defined) such as a bankruptcy event (as defined);

     o    our insolvency (as defined);

     o the breach of representation, warranty or certification made by us in the agreements with PRF that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from PRF.

Additionally we agreed not to issue any new debt or equity securities that contain mandatory cash dividend or redemption provisions through the revenue interest period, or December 31, 2011.

On December 13, 2004 PRF entered into a forbearance agreement with us agreeing that they cannot exercise their right to compel us to repurchase their interest in our revenues because of our insolvency prior to July 1, 2006 (which is defined as (a) our liabilities, excluding our revenue interest assignment obligation, exceeding the fair market value of our assets or (b) our inability to pay our debts as they become due). In accordance with EITF No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", we have classified our revenue interest assignment obligation as a noncurrent liability as a result of the forbearance.




                                      F19

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $22,738,110, the amount PRF could compel us to repurchase their interest in our revenues at December 31, 2004, had they not entered into a forbearance agreement with us. This amount represents the amount that would give PRF a 30% internal rate of return on their $10,000,000 from the dates of their original investments. Should we continue to be insolvent we will need to continue to incur non-cash interest charges for this obligation. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to PRF will be recorded as a reduction of our obligation under the revenue interest assignment.

In accordance with accounting promulgated by Statements of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS 15) even if we are no longer insolvent as long as our future cash payments relating to the revenue interest assignment obligation are indeterminate, the revenue interest assignment obligation would remain at the value that achieves the 30% internal rate of return for PRF through the last date of our insolvency. However, we would no longer have to accrue any additional interest to achieve a 30% internal rate of return related to insolvency. That is, we would not reverse the accrual for the insolvency repurchase event even when we are no longer insolvent. At December 31, 2004 the amount attributed to the insolvency is $12,738,110. Our revenue stream is considered indeterminate since we cannot predict with certainty the payments we will be required to make on this obligation since theoretically our sales are not limited in amount and payments under our agreement with PRF are determined based on future sales. We estimate that we would need to achieve a North American sales level of approximately $750,000,000 during the approximate remaining six years under the agreement to offset the principal balance of the $22,738,110 revenue interest obligation.

SFAS 15 allows debtors that can predict with certainty the absolute amounts of future cash flow payments to record an immediate gain if the maximum future cash payments are less than the carrying amount of the obligation. In the case where the future cash payments are indeterminate, as ours are considered, the gain is not recognized until the end of the term of the outstanding debt, December 31, 2011, or upon termination. As such, we believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

If we were unable to repurchase the revenue interest upon a repurchase event, PRF could foreclose on the Pledged Assets, and we could be forced into bankruptcy. PRF can also foreclose on the Pledged Assets if we remain insolvent (waived until July 1, 2006) or are involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2004.

We also have the option to repurchase PRF's interest upon the occurrence of a change in control of the Company or a complete divestiture by us of our interests in our products, for an amount of cash flows that will generate a 35% internal rate of return to PRF.

On December 16, 2004, pursuant to a Special Warrant Offer which reduced the exercise prices of a portion of the 50,000 warrants that PRF received in February 2003 to $1.00 in exchange for the surrender of the balance, warrants to purchase 27,778 shares of our common stock were exercised for which we received $27,889, and warrants to purchase 22,222 shares of our common stock were surrendered to us. As a result of the Special Warrant Offer PRF was considered to have received a deemed dividend of approximately $2,500 based on a Black Scholes calculation considering the valuation of the warrants prior to the December 16, 2004 offering and subsequent to the offering (see Note 12).

12 - EQUITY TRANSACTIONS

Each share of our common stock is entitled to one vote.

In September 2001, we, with shareholder approval, increased the authorized amount of our common stock to 35,000,000 shares and authorized the issuance of up to 1,000,000 shares of preferred stock.

In February 2003, we, with shareholder approval, increased the authorized amount of our common stock to 200,000,000 shares.



                                      F20

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2003, we effected a one for ten reverse stock split for each outstanding share of common stock. This reverse stock split was retroactively reflected in the accompanying financial statements and all references to shares are to the new shares with per share amounts appropriately adjusted.

Founders: Pursuant to an agreement between Dr. Eisenberg and the other founders (the "Other Founders"), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the "Business Agreement"). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all the capital stock of Ortec (60,000 shares) agreed to license the Technology to Ortec and sell 70% of Ortec's shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992). The Other Founders initially owned all of the stock of the Skin Group (95,382 shares). On July 27, 1992, the Skin Group was merged with and into Ortec.

First private placement: In March 1991, the Skin Group issued, in a private placement, 21,744 shares for $65,000. In June and October 1991, the Skin Group issued an aggregate 14,902 shares, to a then director of ours (the "Director") for an aggregate gross proceeds of $250,000.

Second private placement: Commencing in November 1991, the Skin Group issued 7,948 shares under a second private placement for $750,006. The 7,948 shares consisted of 5,302 shares issued during 1991 and 2,646 issued shares during 1992 for $500,000 and $250,006, respectively. Under the second private placement an additional 2,286 of our shares were issued for $215,467. In addition, the Director was granted warrants to purchase 736 of our shares at $94.25 per share.

Stock purchase agreement entered into with the Director: In June 1992, 5,304 of our shares were sold to the Director for a total purchase price of $499,998. The purchase price was payable in installments and shares and warrants were issued in installments pro rata with the payment of the purchase price. During the years ended December 31, 1992 and 1993, the Director paid $299,998 and $200,000, respectively, and was issued 3,182 and 2,122 shares, respectively. In addition, the Director was granted warrants to purchase 7,957 shares (4,774 and 3,183 of which were granted in 1992 and 1993, respectively) at an exercise price of $94.25 per share; such warrants were exercised on December 29, 1998.

Further, in connection with the Director's purchase of the 5,304 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 7,400 of our shares, at a price of $50 per share. In 1993, the Director exercised such option in part, and purchased 4,900 shares from the Other Founders at the option price of $50 per share. The remaining balance of such options expired April 15, 1994.

Third private placement: Pursuant to a third private placement that commenced on January 13, 1993, and concluded on March 31, 1993, we sold an aggregate of 10,965 shares at $100 per share for $1,096,500. Subsequent to such offering, in 1993, we sold an additional 2,250 shares at $100 per share for $225,000. In connection with such purchases, all purchasers received certain registration rights.

Stock Purchase Agreement with Home Insurance Company dated July 19, 1993:
Pursuant to a Stock Purchase Agreement dated July 19, 1993, by and between us and the Home Insurance Company (Home Insurance), we sold to Home Insurance 11,112 shares of common stock for an aggregate purchase price of $999,999, or $90 per share. In connection with such purchase, Home Insurance received certain registration rights.

Shares issued in exchange for commission: In 1993, we issued 60 shares to an individual as compensation for commissions in connection with the sale of our shares. Such commissions are included in share issuance expenses. The stock issued was valued at $100 per share.

In August 1993, the Director entered into a stock option agreement with Dr. Eisenberg and the Other Founders, pursuant to which he received the right to purchase an aggregate of 10,000 shares owned by such persons in various amounts and at various times, at a purchase price of $100 per share. As of December 31, 1993, the Director had exercised options and purchased 500 shares under such agreement at $100 per share. The remaining balance of such options has expired.



                                      F21

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fourth private placement: Pursuant to a fourth private placement consummated in July 1994, we sold an aggregate of 3,946 shares at between $100 and $125 per share for aggregate proceeds of $397,712.

Stock Purchase Agreement with Home Insurance dated July 22, 1994: Pursuant to a Stock Purchase Agreement dated July 22, 1994, between Ortec and Home Insurance, we sold to Home Insurance 5,000 shares of common stock for an aggregate purchase price of $500,000, or $100 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 1,000 shares of common stock at $120 per share, which expired on July 21, 1997.

Rent Forgiveness: During the year ended December 31, 1995, Dr. Eisenberg's father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

Initial Public Offering: On January 19, 1996, we completed an initial public offering of 120,000 units for aggregate proceeds of $6,000,000. Each unit consisted of one share of our common stock, one Class A warrant to purchase one share of common stock at $100 and one Class B warrant to purchase one share of common stock at $150. As of December 31, 1998, 108,378 Class A warrants were exercised and the balance expired unexercised. The Class B warrants were originally set to expire in January 1999. We extended the expiration date to March 31, 2000. The Class B warrants were subject to redemption by us at $.10 per warrant. We received gross proceeds of approximately $1,282,000 and $10,823,000 and net proceeds of approximately $1,262,000 and $10,165,000 as a result of the exercise of warrants in 1998 and 1997, respectively.

Fifth private placement: In November 1996, we completed a private placement of our securities from which we received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). We sold 95,911 shares of common stock in such private placement at average prices of $64.90 per share. In addition, we granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agents, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers' request, we registered all 95,911 shares.

Options and warrants issued for services: During 1992 and 1993, we issued warrants to purchase 666 shares at $94.25 per share, and during 1995 we issued warrants to purchase 2,000 shares at $100 per share to members of our Scientific Advisory Board. During 1996 and 1997, we issued warrants to purchase 24,210 shares at $60 to $120 per share to the Director and certain others. These warrants expired at various dates through November 2001.

On January 20, 1996, we granted "lock-up warrants" entitling shareholders to purchase an aggregate of 38,905 shares of our common stock at a price of $10 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 3,389 shares of common stock at the $10 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of our common stock purchased at prices of $90 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 2,121 shares of common stock at the $10 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 9,608 shares of common stock at the $10 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 1,410 shares of common stock at the $10 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

During the third quarter of 1997, we granted to one person and its seven designees four-year warrants to purchase an aggregate of 3,750 shares of common stock, at an exercise price of $120 per share. Such warrants were not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to us.

During the fourth quarter of 1997, we granted to one person and its six designees four-year warrants to purchase an aggregate of 3,750 shares of common stock, at an exercise price of $120 per share. Such warrants were not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to us.



                                      F22

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1998, warrants for 1,870 shares, mentioned in the two previous paragraphs, were exercised utilizing the cashless exercise option of the warrant agreement. We issued 620 shares upon this exercise.

During the third quarter of 1997, we granted to one person a one-year warrant to purchase an aggregate of 63 shares of common stock, at an exercise price of $120 per share. Such warrants were granted in consideration for consulting services rendered to us. The warrant was exercised during 1998.

We recorded consulting expense of approximately $65,000 as a result of these grants during the year ended December 31, 1998.

During the fourth quarter of 1997, we granted five-year warrants to our three executive officers to purchase an aggregate of 24,000 shares of common stock, at an exercise price of $120 per share. Such warrants were granted in consideration for services rendered to us. The exercise of such warrants was contingent upon the occurrence of certain events, which were considered probable at December 31, 1997. As of December 31, 1998, five of the six events had occurred so that 18,500 of those warrants became vested. As a result, we recorded compensation expense of approximately $80,000 in December 1997 and $1,185,000 for the year ended December 31, 1998. The balance of the warrants became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by our Board of Directors.

In consideration for services rendered by him as our director in the five-year period from 1992 to 1996 for which he never received compensation, we extended by one year to December 31, 1998 the expiration date of warrants owned by a director to purchase an aggregate of 8,693 shares, exercisable at $94.25 per share. As a result, we recorded compensation expense of approximately $420,000, during the fourth quarter of 1997. All of these warrants were exercised on December 29, 1998.

During the fourth quarter of 1998, we granted five-year options to our three executive officers to purchase an aggregate of 52,075 shares of common stock, at exercise prices ranging from $121.30 to $124.40 per share. The exercise of such options was contingent upon the occurrence of certain events. All of these options became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by our Board of Directors. As a result, we recorded compensation expense of approximately $495,000 in December 1998.

Sixth private placement: In December 1998, we completed a private placement of our securities from which we received proceeds of $2,000,000. In addition, we granted three-year warrants to the purchaser to purchase 5,000 shares at $120 per share. We sold 20,000 shares of common stock in such private placement. We allocated the $2,000,000 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued of $1,788,698 and $211,302, respectively.

Seventh private placement: In March 1999, we completed a private placement of 38,916 shares of our common stock to twenty investors from which we received proceeds of $3,405,076. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of our common stock such investor purchased in such private placement. The prices at which such warrants were exercisable was $125 per share for one half, and $145 per share for the other half, of the number of shares issuable upon exercise of such warrants. We allocated the $3,405,076 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued to the investors of $3,168,785 and $236,291, respectively. Oscar Gruss & Son, Incorporated (Gruss) acted as placement agent in such private placement. For its services as placement agent, we paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 3,892 shares of our common stock at an exercise price of $105 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.



                                      F23

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eighth private placement: In December 1999, we completed a private placement of 163,637 shares of our common stock to two institutional funds from which we received proceeds of approximately $9,000,000. Share issuance costs amounted to approximately $9,500.

Ninth private placement: In March 2000, we completed a private placement of 6,667 shares of our common stock to one fund from which we received proceeds of approximately $1,000,000. In addition, we paid a placement agent who introduced us to the fund a fee of approximately $43,400 and granted such placement agent a five year warrant to purchase 267 shares of our common stock at an exercise price of $150 per share. The value assigned to the warrant was $23,000, which was reflected as share issuance costs. Other share issuance costs amounted to $3,200.

Tenth private placement: In September 2000, we completed a private placement of 124,757 shares of our common stock to ten investors from which we received approximately $8,421,000. In addition, we paid the placement agent who introduced us to the investors a fee of approximately $525,400. Other share issuance costs amounted to approximately $46,500.

Options issued for services: In April 2001, we issued options to purchase 6,000 shares of our common stock, at $69.50 per share, to certain professionals. The estimated fair value of $188,080 for such options was charged to general and administrative expenses.

During 2002, we completed a private placement with several investors, in which we raised cash proceeds of $8,200,000, issued convertible preferred shares, issued warrants to purchase common shares and granted common stock as dividends. (See Note 13).

During July 2003, we granted a warrant to purchase 150,000 shares at an exercise price of $2.00 per share to a vendor in consideration for twelve months of consulting services. In accordance with the agreement, 50% of the shares, or 75,000 shares, vested immediately, with the balance vesting upon the six-month anniversary in January 2004. As a result, we recorded expense of $87,000 in 2003 and $94,393 during 2004 representing the value of the additional 75,000 shares which had vested.

Restricted Share Grant: During 2003 an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares is contingent on our achieving certain milestones and if issued will contain delayed vesting provisions (see Note 21).

Special Warrant Offer: On November 16, 2004, we made a Special Warrant Offer
(SWO) to all holders of our Series B-1, B-2 and C warrants. Such warrants were originally issued in connection with our Series B and Series C preferred stock financings in November and December 2002 and in February, May and July 2003 (See
Note 13). At the time of the SWO there were outstanding and eligible for the
SWO: 667,989 and 25,000 Series B-1 warrants exercisable to purchase our common stock at $4.00 and $15.00 per common share, respectively; 544,138 and 25,000 Series B-2 warrants exercisable to purchase our common stock at $5.00 and $20.00 per common share, respectively, and 1,707,000 Series C warrants to purchase our common stock at $3.60 per common share. Under the terms of the SWO, the holders were entitled to purchase 1/3 of such shares they could otherwise purchase at a reduced exercise price of $1.67 per common share. Concurrently with such exercise they would receive 2/9 of such shares they could otherwise purchase at the reduced exercise price of $0.01 per common share, and they would surrender the right to purchase their remaining 4/9 of such shares they could otherwise purchase. Each warrant holder participating in the SWO received a new warrant to purchase 30% of the common shares acquired by such purchaser in the SWO.

The SWO was concluded December 3, 2004. Holders of 491,791 of our Series B-1 warrants, 431,341 of our Series B-2 warrants, and 1,605,000 of our Series C warrants participated in the SWO.

Participation in the offering resulted in aggregate gross proceeds of $1,438,019 consisting of cash proceeds of $1,338,019 and $100,000 relating to the settlement of an existing promissory note obligation. There were no fees paid to our placement agent in connection with the SWO. We issued 496,981 shares of our common stock and 233.8274 shares of Series D convertible preferred stock, which are equivalent to 935,310 shares of common stock. We also issued five-


                                      F24

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year Series E warrants to the investors to purchase an additional 429,689 shares of our common stock for $1.80 per share.

As a result of the SWO, the warrant holders who participated in the offering were considered to have received a deemed dividend aggregating $1,120,500 based upon a Black Scholes calculation considering the valuation of the warrants prior to the November 16, 2004 offering and subsequent to the offering. We recorded an aggregate deemed dividend of $1,123,000 inclusive of Paul Royalty Fund's SWO described in Note 11.


                                      F25

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2004 (excluding the Class A and B warrants which were issued during the IPO):

                             Price Range ($)    Warrants
                             ---------------   ----------
March 12, 1991 (inception)
   Granted                             94.25          736
                                               ----------
Balance, December 31, 1991             94.25          736
   Granted                             94.25        5,508
                                               ----------
Balance, December 31, 1992             94.25        6,244
   Granted                    94.25 - 120.00        4,823
                                               ----------
Balance, December 31, 1993    94.25 - 120.00       11,067
   Granted                            120.00        1,000
                                               ----------
Balance, December 31, 1994    94.25 - 120.00       12,067
   Granted                            100.00          400
   Expired                             94.25         (268)
                                               ----------
Balance, December 31, 1995    94.25 - 120.00       12,199
   Granted                    10.00 - 100.00       51,161
   Exercised                          100.00       (3,389)
   Expired                            120.00         (245)
                                               ----------
Balance, December 31, 1996    10.00 - 120.00       59,726
   Granted                   120.00 - 142.50       33,063
   Expired                            120.00       (1,000)
                                               ----------
Balance, December 31, 1997    10.00   142.50       91,789
   Granted                   120.00   140.00        7,500
   Exercised                  10.00   120.00      (20,585)
   Expired                            120.00      (10,843)
                                               ----------
Balance, December 31, 1998    10.00 - 142.50       67,861
   Granted                   125.00 - 145.00       11,674
   Exercised                           10.00       (1,410)
   Expired                    60.00 -  94.25       (1,716)
                                               ----------
Balance, December 31, 1999    10.00 - 142.50       76,409
   Granted                            150.00          267
   Exercised                          120.00         (200)
   Expired                    10.00 - 100.00      (15,499)
                                               ----------
Balance, December 31, 2000    77.00 - 150.00       60,977
   Expired                    77.00 - 120.00      (21,436)
                                               ----------
Balance, December 31, 2001    77.00 - 150.00       39,541
   Granted                      .01 -  62.48    2,221,015
   Exercised                             .01     (973,997)
   Expired                      .01 - 145.00     (169,348)
                                               ----------
Balance, December 31, 2002      .01 - 150.00    1,117,211
   Granted                      .01 -  15.00    2,369,212
   Exercised                    .01 -   4.00     (398,750)
   Expired                            140.00       (2,500)
                                               ----------
Balance, December 31, 2003      .01 - 120.00    3,085,173
   Granted                      .01 -  15.00      518,741
   Exercised                    .01 -  20.00   (1,464,759)
   Surrendered                 3.60 -  20.00   (1,145,836)
   Expired                            140.00       (4,716)
                                               ----------
Balance, December 31, 2004     2.00 - 120.00      988,603
                                               ==========


                                      F26

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant data as of December 31, 2004:

                                     Weighted
                                      Average     Weighted
                                     Remaining     Average
     Range of           Number      contractual   Exercise     Number
  exercise prices    outstanding   Life (years)     Price    exercisable
------------------------------------------------------------------------
    $1.80 to $5.00     984,736         4.20        $  2.80     984,736
            $45.00       3,600         0.42        $ 45.00       3,600
$105.00 to $120.00         267         0.19        $120.00         267
                       -------                                 -------
                       988,603                                 988,603
                       =======                                 =======

13 - SERIES A, B, C, & D PREFERRED STOCK, 12% CONVERTIBLE DEBENTURES

Series A Convertible Preferred Stock: On June 25, 2002, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series A convertible preferred stock, and designating the relative rights and preferences of the Series A convertible preferred stock. The stated value, which is also the liquidation preference of the Series A convertible preferred stock, is $10,000 per share. We were required to pay dividends on the Series A preferred shares, at the rate of 6% per annum of the $10,000 liquidation preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At our option such dividends may be paid in our common stock at the "conversion price" for the conversion of such dividends if such shares of common stock have been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price is fixed initially at $15.00 per share of our common stock. There are no shares of Series A convertible preferred stock outstanding. In November 2004, the designation establishing the rights and preferences of the Series A convertible preferred stock was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series A convertible preferred stock.

Series B Convertible Preferred Stock: On November 7, 2002, our board of directors adopted an amendment to our certificate of incorporation designating 1,200 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series B convertible preferred stock at a stated value of $10,000 per share. Dividends on the Series B preferred shares are payable at the rate of 12% per annum, in cash or shares of common stock, at our option, except that in the first year, dividends are payable, in advance, in shares of common stock.

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


                                      F27

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible Preferred Stock: On May 23, 2003, our board of directors adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series C convertible preferred stock at a stated value of $6,000 per share. Dividends on the Series C preferred shares are payable at the rate of 10% per annum, in cash or shares of common stock, at our option.

The Series C preferred stock is convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $2.00 per share.

Holders Redemption Rights: Both the Series B and Series C convertible preferred stock have redemption provisions entitling the holders to require us to redeem such preferred shares, including upon the occurrence of the following events:

     o the consolidation, merger or other business combination of the Company with or into another entity, except (a) for a migratory merger effected solely for the purpose of changing jurisdiction of incorporation, or (b) if the holders of our voting power prior to such transaction have the ability after the transaction is completed to elect a majority of members of the board of directors of the surviving entity or entities;

     o in the case of the Series B preferred stock the sale or transfer of more than 20%, and in the case of the Series C preferred stock more than 50%, of our assets other than inventory in the ordinary course of business;

     o in the case of the Series B preferred stock acquisition by a third party of more than 30% of our outstanding shares of common stock through a purchase, tender or exchange offer, and in the case of the Series C preferred stock acquisition by a third party of more than 50% of our outstanding shares of common stock.

The redemption price is payable, at our option in cash or common stock. The preferred stock has been presented in shareholders' deficit as it is our intention to repay any redemption in common stock. All of our outstanding Series B and C preferred stock were exchanged for common stock on January 5, 2005 (see Note 21).

Series D Convertible Preferred Stock: On August 19, 2003, our board of directors adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series D convertible preferred stock at a stated value of $10,000 per share. In the event we declare a cash dividend on our common stock we will be required to pay a dividend on each share of our Series D preferred stock in an amount equal to the cash dividend paid on one share of our common stock multiplied by the number of shares of our common stock into which such one share of our Series D preferred stock can be converted.

Each holder of Series D preferred stock may, at such holder's option, subject to certain limitations, elect to convert all or any portion of the shares of Series D preferred stock held by such holder into a number of fully paid and nonassessable shares of our common stock equal to the quotient of (i) the Series D liquidation preference ($10,000 per Series D preferred share) divided by (ii) the Series D conversion price of $2.50 per share. The conversion price is subject to customary adjustments to the Series D conversion price in the event of stock splits, stock combinations, stock dividends, distributions and reclassifications and other corporate events.

Issuance of 12% Convertible Debentures: In March 2002, we engaged an investment-banking firm to act as our advisor and to assist in raising capital for us in the form of either debt or equity financing.

On May 13, 2002, we issued $2,333,000 of 12% convertible debentures, which were convertible into common shares at the lesser of $3.36 or the price per share of the equity securities to be issued in a subsequent financing. These debentures, payable April 10, 2003, bore interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter. We also issued 291,000 stock purchase warrants as part of this May 13, 2002 financing, exercisable at $4.50 per share for up to five years from the date of grant. The warrants had price protection features whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by us.

On June 28, 2002, $600,000 of these debentures sold on May 13, 2002 were converted into Series A preferred stock at 110% of face value. Additionally, on June 28, 2002, we issued an additional $250,000 of 12% convertible debentures and $1,200,000 in Series A convertible preferred stock. The total face value of the preferred stock issued was $1,870,000 which consisted of the $1,200,000 of cash proceeds received, the $600,000 face value of converted debentures and the $70,000 of additional conversion face value. Additionally, the Series A preferred stock was convertible into common shares at a rate of $1.50 per share. The Series A preferred stock had provisions whereby redemption was out of our control; therefore, the preferred stock was classified as temporary equity.

On June 28, 2002, we also issued 654,624 common stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period. Of the 654,624, an aggregate of 31,250 warrants were issued with the convertible debentures, with the remainder issued with the Series A preferred stock. The warrants also had similar price protection features, whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by us.


                                      F28

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter 2002, we issued $1,425,000 in convertible debentures, with terms comparable to those issued in the second quarter. Additionally, 178,127 warrants were issued with similar terms to warrants issued on May 13, 2002. In October and November 2002, prior to our Series B preferred stock financing, we issued an additional $1,900,000 in convertible debentures and 237,503 warrants, with terms comparable to those issued earlier in 2002.

We deferred the payment of interest due on June 30 and September 30, 2002, pending the completion of our Series B preferred stock financing. These debentures along with the accrued interest were convertible into equity securities if we completed the sale of at least $5,000,000 in equity securities by July 12, 2002, which date was extended through November 13, 2002. On November 13, 2002, these debentures and accrued interest were converted into Series B preferred stock with the closing of the Series B preferred stock financing. These were converted at the rate of 110% of the debentures plus accrued interest into $10,000 par value Series B convertible preferred shares.

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

The relative estimated fair value of the warrants issued in connection with the Series A preferred stock of $797,919 was recorded as a discount to the preferred stock and was reflected as interest expense, on the date of issuance. Additionally, the estimated fair value of the beneficial conversion feature of $859,256 has been recorded as an additional discount and reflected as interest expense. The Series A preferred stock had no redemption date, and therefore the charge to interest expense was reflected immediately as the conversion privilege was exercisable immediately.

First Sale of Series B Convertible Preferred Stock: In November and December 2002, we issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement, which was funded by an aggregate of $8,178,000 of financing received, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. We recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred stock were converted at 110% of face value plus accrued interest. In addition, these investors were granted Series A warrants to purchase 938,275 shares of our common stock at an exercise price of $.01.These Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and B-2 warrants, which could be used to purchase 542,989 and 469,138 shares of common stock at an exercise price of $15.00 and $20.00 per share, respectively. These B-1 warrants were exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants were exercisable beginning November 13, 2003 and expire seven years from date of grant. We assigned values to the Series B preferred stock of $9,382,742 and the Series A, B-1 and B-2 warrants issued to the investors of $2,245,206, $694,447 and $539,390, or $3,479,043 in the aggregate, based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

The warrants issued with the second quarter and third quarter 2003 financings were exchanged for B-1 warrants, issued in the fourth quarter of 2003.

The first year's dividends on the Series B preferred stock were paid in advance in common shares at the rate of 12% upon issue of the preferred shares and were to be paid semiannually in subsequent years, in either cash or common shares, at our election, until the preferred stock is converted to common shares. For the first year' dividends totaling $1,125,559, paid in common stock, the investors were issued 375,315 shares of common stock, of which 293,489 shares were issued in November 2002 and 81,826 shares in January 2003.

In addition, certain of the investors were given options to purchase, for one year and for amounts ranging from 100% to 200% of their investments, additional shares of the Series B convertible preferred stock at the price paid for such stock by investors on November 13, 2002.


                                      F29

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.C. Wainwright & Company, Inc. (Wainwright) acted as placement agent in this private placement. For its services as placement agent, we paid Wainwright $601,490. Legal and other professional fees totaled $155,997. All but $136,046 of the $755,487 aggregate costs was amortized to interest expense when the $5,908,000 convertible debentures and $1,200,000 of Series A preferred stock were converted to Series B preferred stock. In connection with the Series B conversion, we granted Wainwright and its agents warrants to purchase 800,000 and 500,000 shares of common stock, at an exercise price of $.01 and $15.00, respectively, vesting immediately upon issue and August 13, 2003, respectively. These warrants expired on January 31, 2003 and will expire seven years from issue, respectively. In December 2002, we issued 35,273 shares of common stock upon exercise of the $.01 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615, or $304,615 in the aggregate, for the $.01 warrants and the $15.00 warrants, respectively. Total share issuance costs were $866,612 inclusive of professional fees, the $136,046 above fees paid to Wainwright, and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

Second Sale of Series B Convertible Preferred Stock: In February 2003, we received gross proceeds of $2,000,000 from the sale of our Series B convertible preferred stock. We issued to such investors 200 shares of Series B convertible preferred stock, 292,308 shares of common stock (including 92,308 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 200,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.10 per share) and warrants to purchase an additional 200,000 shares of common stock, of which warrants to purchase 100,000 (the B-1 warrants) shares were exercisable at $15.00 per share and warrants to purchase the other 100,000 (the B-2 warrants) shares were exercisable at $20.00 per share. In May and June 2003, in conjunction with the conversion of virtually all of the Series B preferred stock and our reverse stock split, these B-1 and B-2 warrants were amended and restated to provide for exercise prices of $4.00 and $5.00, respectively. PRF did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of its B-1 and B-2 Warrants were not amended and remained at their original exercise price of $15.00 and $20.00, respectively.

Wainwright acted as placement agent in this private placement and in addition to cash compensation, we granted warrants to purchase an aggregate of 37,692 shares of common stock, exercisable at $0.01 per share, to employees of the placement agent firm. The fair value of these warrants was $86,692. Total share issuance costs were $393,488 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock. During 2004 certain of these warrants to purchase 32,460 shares of our common stock were exercised. We received $325.00.

Dividends are payable in cash or common shares at our option, at the rate of 12% per annum. An accrued dividend of $50,000 at December 31, 2004 has been provided for within stockholders' equity (deficit), as it is our intent to issue common shares in payment of the dividend.

Sale of Series C Convertible Preferred Stock: In May and July 2003, we received gross proceeds of $5,690,000 from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 1,707,000 shares of our common stock exercisable at $3.60 per share. Our Series C preferred stock has a stated value of $6,000 per share and is convertible into 2,844,999 shares of common stock at $2.00 per share. In addition, in connection with the Series C financing, investors, other than Paul Royalty Fund, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result,
605.389 shares of Series B preferred stock were converted into 2,421,556 shares of common stock and 482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (with a common stock equivalent of 1,931,540 shares). The Series D convertible preferred stock is non-redeemable and has a stated value of $10,000 per share. As part of the May 2003 Series C financing, employees of the investment-banking firm which arranged the Series C financing were granted warrants to purchase 149,520 shares of our common stock at an exercise price of $.01 as part of their compensation. Accordingly, we recorded $269,000 in Series C preferred share issuance costs related to the warrants issued. Total share issuance costs were $797,327 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series C preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.


                                      F30

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends were payable in cash or common shares at our option, at the rate of 10% per annum. An accrued dividend of $563,805 and $336,550 at December 31, 2004 and 2003, respectively, has been provided for within stockholders' deficit since it was our intent to issue common shares in payment of the dividend.

Deemed Dividend: In conjunction with these conversions, all Series B-1 and B-2 warrants were amended to provide for revised exercise prices of $4.00 and $5.00, respectively. Paul Royalty Fund did not exercise its right to convert its 50 shares of Series B preferred stock into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at their original exercise prices of $15.00 and $20.00, respectively. As a result of the change in the B-1 and B-2 warrants at May 23, 2003, we recognized a deemed dividend to investors of $519,000.

Based on the relative fair market value of the preferred stock at the dates of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model, at December 31, 2003, we assigned values to the Series C preferred stock and the Series C warrants of $4,464,368 and $1,225,632, respectively. Similarly, we assigned values to the Series D preferred stock, based on values previously assigned to the Series B preferred stock.

Additionally, since the effective conversion price of the Series C preferred stock on the date of issuance was lower than the market value of the common shares on that date, we recognized $691,000 of additional discounts on the preferred issuances. This conversion feature was charged to retained earnings as accretion of discount.

In August 2003, holders of 483 shares of Series B convertible preferred stock converted their shares into an equal number of shares of Series D convertible preferred stock.

In June and October 2004, a holder of 35.624 shares of Series C preferred stock with a value of $137,752, converted its shares into 106,872 shares of common stock. Additionally we issued 13,743 shares of our common stock valued at $30,099 as payment of dividends on the converted Series C preferred stock.

14 - STOCK OPTIONS

In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the "Plan"). The Plan provides for the grant of options to purchase up to 35,000 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years.

In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 35,000 to 155,000 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to our Amended and Restated 1996 Stock Option Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 155,000 to 300,000 shares.

In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 300,000 to 450,000 shares. As of December 31, 2004, 21,676 options were available for grant under the Plan.


                                      F31

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity through December 31, 2004:

                                                     Weighted
                                                     average
                                                     exercise
                                           Number   price ($)
                                          -------   ---------
Granted - adoption of stock option plan    15,600      70.80
                                          -------
Balance, December 31, 1996                 15,600      70.80
Granted                                    12,300     119.40
Forfeited, expired                           (300)     66.30
                                          -------
Balance, December 31, 1997                 27,600      92.50
Granted                                    68,975     121.00
Exercised                                    (675)     74.20
Forfeited, expired                         (1,450)    111.90
                                          -------
Balance, December 31, 1998                 94,450     111.70
Granted                                    39,900     108.70
Forfeited, expired                        (22,100)    149.30
                                          -------
Balance, December 31, 1999                112,250     103.30
Granted                                    44,996      79.60
Exercised                                    (350)     70.00
Forfeited, expired                         (4,485)     82.70
                                          -------
Balance, December 31, 2000                152,411     123.00
Granted                                    75,650      59.30
Forfeited, expired                        (24,730)     74.10
                                          -------
Balance, December 31, 2001                203,331      85.40
Granted                                   115,511      12.90
Forfeited, expired                        (31,630)     76.80
                                          -------
Balance, December 31, 2002                287,212      57.30
Granted                                   160,861       2.20
Forfeited, expired                        (99,874)     84.02
                                          -------
Balance, December 31, 2003                348,199      24.16
Granted                                   129,500       1.92
Forfeited, expired                        (49,375)     20.32
                                          -------
Balance, December 31, 2004                428,324      15.40
                                          =======

The following data has been provided for exercisable options:

                                             Year ended December 31,
                                      ------------------------------------
                                         2004         2003         2002
                                      ----------   ----------   ----------
Number of options                       258,574      250,508      223,554
Weighted average exercise price        $  23.04     $  29.98     $  65.70
Weighted remaining contractual life   4.18 years   4.79 years   4.26 years

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded.


                                      F32

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option data as of December 31, 2004:

                                     Weighted
                                      Average     Weighted                 Weighted
                                     Remaining     Average                  Average
     Range of           Number      Contractual   Exercise      Number     Exercise
  exercise prices    outstanding   Life (years)     Price    Exercisable     Price
------------------   -----------   ------------   --------   -----------   --------
    $0.98 to $8.75     336,519         5.09        $  2.64     171,994      $  3.24
  $10.00 to $35.30       3,950          .85        $ 35.03       3,725      $ 35.16
  $47.00 to $68.00      67,225         3.47        $ 53.69      62,725      $ 53.28
  $70.00 to $99.38       8,055         2.73        $ 87.06       7,555      $ 88.14
$100.00 to $127.50      12,575         2.82        $100.22      12,575      $100.22
                       -------                                 -------
                       428,324         4.68        $ 15.40     258,574      $ 23.04
                       =======                                 =======

We recognized approximately $1,696,000 of compensation expense for options and warrants issued to officers and our directors in 1998. Such options and warrants were accounted for as variable option grants. Such options and warrants had vested prematurely in December 1998, upon the exercise of warrants owned by one of our directors, in accordance with the terms of certain compensation provisions provided for and approved by our Board of Directors.

During the years ended December 31, 2004 we issued 100,000 options to a director which was not included in the Plan. During the years ended December 31, 2003 and December 31, 2002, we issued 894,400 and 380,000 options, respectively, to senior executives, which were not included in the Plan. These options vested immediately. The following table provides the exercise price for options issued to the director and senior management.

                           Remaining
   Number     Exercise    Contractual
Outstanding     Price    Life (years)
-----------   --------   ------------
   380,000      $3.50        4.89
   140,000      $2.00        4.96
   460,000      $1.80        5.15
   276,000      $3.60        5.15
    74,000      $2.10        5.42
    44,400      $3.60        5.39
 ---------
 1,374,400
 =========

In addition, we recognized approximately $94,393 and, $87,000 in consulting expense in 2004 and 2003, respectively, for a warrant granted to an independent consultant for services rendered to us.

15 - COMMITMENTS AND CONTINGENCIES

Cell Therapy Manufacturing Agreement

In October 29, 2003 we entered into an agreement commencing November 1, 2003 with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex), for Cambrex to manufacture ORCEL in Cambrex's Walkerville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA's good manufacturing processes standards. Cambrex is experienced in the manufacture of cell-based medical products such as our ORCEL.

Our agreement with Cambrex requires us to currently pay Cambrex $128,750 per month, or $1,545,000 per year, for the use of a production suite in their facility located in Walkersville, Maryland. The payments we will make to Cambrex will increase to $175,000 monthly, or $2,100,000 per year, if we require Cambrex to build us a larger production facility to meet our requirements for the production of ORCEL. In 2004 and 2003 we paid $1,332,500 and $200,000, respectively, for the use of Cambrex's production facility. These amounts are included in product and laboratory costs. Such annual payments


                                      F33

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include some services and overhead expenses provided and paid for by Cambrex. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Cambrex). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for ORCEL that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for ORCEL that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. If we elect the scale down period after one year we must pay Cambrex $2,625,000 and if we elect the scale down period after two years we must pay Cambrex $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, we will have to pay Cambrex the following amounts:

If termination occurs after the following     Amount
anniversary of the construction of the          of
larger production facility                    Payment
-----------------------------------------   ----------
6 years                                     $1,050,000
5 years, but less than 6 years               1,575,000
4 years, but less than 5 years               2,625,000
3 years, but less than 4 years               3,675,000
2 years, but less than 3 years               5,250,000
1 year, but less than 2 years                6,300,000

In addition, upon such termination we will forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against future payments we may have to make to Cambrex.

Sales Agency Agreement

On October 18, 2004 we entered into a Sales Agency Agreement with Cambrex, providing for Cambrex to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of our ORCEL for the treatment of venous stasis ulcer, but the agreement's six year term will not commence before April 1, 2005. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

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


                                      F34

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with the Sales Agency Agreement we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Cambrex. We also entered into a Security Agreement with Cambrex to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement, and all supporting obligations, guarantees and other security therefore, whether secured or unsecured, whether now existing or hereafter created. The lien and security interest under this security agreement are subordinate and junior in priority to the perfected lien and security interest granted to Paul Royalty Fund as secured party under the Paul Royalty Security Agreement.

In connection with the Sales Agency Agreement, our manufacturing agreement with Cambrex was modified so that if Cambrex builds us a larger production facility the maximum amount we could be required to contribute to that construction was reduced from $2,500,000 to $1,000,000.

Supply Agreement

We purchase bovine collagen sponges, a key component of ORCEL, from one supplier who produces the sponges to our specifications. On December 30, 2004 we entered into a two-year supply agreement with this supplier. Under such agreement we agreed to minimum purchase commitments. We agreed to purchase a minimum of 3,500 units of finished collagen sponges within the first twelve-month period. The value of such commitment is approximately $200,000. We also agreed that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts.

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for clearance by the FDA and approval by similar authorities in foreign countries prior to commercial sale. Presently, we are awaiting a response from the FDA for clearance for sale of ORCEL to treat venous stasis ulcers based on our recently concluded clinical trial. It is not possible for us to determine whether the results achieved from that human clinical trial will be sufficient to obtain FDA clearance.

16 - LEGAL PROCEEDINGS

In 2002, ClinTrials Networks, LLC (ClinTrials) claimed that we had breached our agreement with them, which provided for ClinTrials to arrange and manage the FDA mandated clinical trials for use of our ORCEL for the treatment of venous stasis ulcers, and for other services. In October 2002, ClinTrials commenced an arbitration proceeding against us, claiming that we owed ClinTrials $165,936 and during the arbitration hearings ClinTrials increased its claim to approximately $400,000, plus reimbursement of legal fees. In September 2003, the arbitrator awarded ClinTrials $93,263 in full settlement of its claim plus interest of 6% per annum from January 1, 2002 until the award is fully paid. Additionally, we were ordered to pay $61,497 for claimant's attorney's fees and costs, and $1,438 for arbitration fees. We paid this award in the fourth quarter of 2003.

During the quarter ended September 30, 2002, PDI, Inc. commenced an action against us in the Superior Court of New Jersey, Bergen County, claiming that we owe $205,000 to PDI for services that they have performed for us. In the second quarter of 2003 we paid PDI $150,000 in full settlement of its claim against us.

We have successfully defended challenges to our United States and European patents in the past. Advanced Tissue Sciences (ATS) challenged, in the European Patent Office, the grant of our European Patent upon the ground that the patent lacks novelty and is not inventive over prior art. The agency hearing this case is the European Patent Office. The original proceeding began November 5, 1998 and involved ATS as the opposer and Ortec, as the patentee. The first hearing was resolved in our favor. That is, the European Patent Office Tribunal affirmed the grant of the patent, ruling against ATS. ATS seeks cancellation of the patent. ATS has appealed the decision on the patent and the appeal is pending. We expect an oral hearing date for the appeal to be set in a year or later. We cannot predict with any certainty the ultimate outcome of that appeal.


                                      F35

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - RELATED PARTY TRANSACTIONS

Due to Founder

Pursuant to an amended agreement, we had engaged the services of Dr. Mark Eisenberg, one of our directors, who is also one of our founders, as a consultant through August 31, 2005. During 2003, we terminated our agreement with Dr. Eisenberg and discontinued research activities in Australia. For the period ended December 31, 2003, production and laboratory costs include compensation due to Dr. Eisenberg of $195,000, respectively, and approximately $1,029,000 for the period from inception to December 31, 2003. In accordance with the settlement agreement, we recorded consulting expense of $194,656 for the remainder of the $304,478 of consulting fees due under the consulting agreement with Dr. Eisenberg. Additionally, we recorded $28,881 in rent expense that we owed Dr. Eisenberg for the space we occupied in the Australian laboratory. The total amount due Dr. Eisenberg under the settlement agreement aggregated $398,574 which represents unpaid consulting fees, the rent for the Australian laboratory, and $65,215 of advances made by Dr. Eisenberg on our behalf. We settled the balance due Dr. Eisenberg in 2004 by issuing 100,000 options to purchase our common stock at an exercise price of $2.00 per share. We recorded the $398,574 settlement in 2004 as a contribution of capital given that the settlement was with our director. These options will expire in five years.

Research Collaboration

On October 11, 2004 we entered into a collaboration with Hapto Biotech, Inc., a company involved in the field of tissue engineering, for the purpose of further developing promising product leads identified through a research collaboration established in September 2002 between us and Hapto Biotech, utilizing each company's proprietary technologies. The activities of the two entities will be conducted in a new entity, Hapto / Ortec Collaboration, LLC. The collaboration may require an approximate projected capital contribution of $300,000 from each entity during its first twelve months of operation. The agreement provides for a license agreement to us if the collaboration is successful in developing other technology (as defined) which can be used to treat Hard to Heal Chronic Wounds (as defined). At December 31, 2004 an amount payable to the collaboration of $68,741 was included in accounts payable.

Change of Control

In December 1998, our Board of Directors authorized agreements between us and two of our executive officers and another employee, which state that in the event of a "change of control" certain "special compensation arrangements" will occur. A "change of control" is defined as a change in the ownership or effective control of Ortec or in the ownership of a substantial portion of our assets, but in any event if certain members of our Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements provide these individuals additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants so that none will expire in less than three years from such termination of employment. In addition, for all of the individuals, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control.

18 - INCOME TAXES

We have deferred start-up costs for income tax purposes and intend to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when we commence operations.

At December 31, 2004, we had net operating loss carry-forwards of approximately $26,526,000 for Federal and New York State income tax purposes expiring through 2024. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code Section 382. Our ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of our common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.




                                      F36

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial statement purposes, a valuation allowance of approximately $44,047,000 and $37,588,000 at December 31, 2004 and 2003, respectively, has been recognized to offset entirely our deferred tax assets, which arose primarily from our operating loss carry-forwards and the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain. Components of our deferred tax asset are as follows:

                                            December 31,
                                    ---------------------------
                                        2004           2003
                                    ------------   ------------
Net operating loss carry-forwards   $ 11,141,000   $  8,846,000
Deferral of start-up costs            26,785,000     24,415,000
Interest                               5,512,000      3,755,000
Other                                    609,000        572,000
                                    ------------   ------------
                                      44,047,000     37,588,000
Valuation allowance                  (44,047,000)   (37,588,000)
                                    ------------   ------------
Net deferred tax asset              $         --   $         --
                                    ============   ============

The following reconciles the income taxes computed at the federal statutory rate to the amounts recorded in our statement of operations:

                                                            Cumulative from
                                                             March 12, 1991
                                 Year ended December 31,     (inception) to
                                -------------------------     December 31,
                                    2004          2003            2004
                                -----------   -----------   ---------------
Income tax benefit at the
   Statutory rate               $(5,233,000)  $(5,390,000)    $(38,073,000)
State and local income taxes,
   net of Federal benefit        (1,231,000)   (1,279,000)      (7,134,000)
Permanent difference                  5,000       (46,000)       1,160,000
Effect of valuation allowance     6,459,000     6,715,000       44,047,000
                                -----------   -----------     ------------
                                $        --   $        --     $         --
                                ===========   ===========     ============

Our net operating loss tax carry-forwards expire as follows:

Year ending December 31,
          2006             $    76,000
          2007                 233,000
          2008                 511,000
          2009                 597,000
          2010                 440,000
          2011                 677,000
          2012                 839,000
          2018               1,189,000
          2019               2,602,000
          2020               3,535,000
          2021               4,014,000
          2022               3,311,000
          2023               3,054,000
          2024               5,448,000
                           -----------
                           $26,526,000
                           ===========


                                      F37

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For us, financial instruments consist principally of cash and cash equivalents, loans payable and other long-term obligations.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying value reasonably approximates fair value because of the short-term maturity of those instruments.

Loans Payable and Other Long-term Obligations

Based on borrowing rates currently available to us for other financings with similar terms and maturities, the carrying value of our loans payable, capital lease obligations and other long-term obligations approximate the fair value.

20 - RETIREMENT PLAN

The Company maintains a defined contribution 401(k) savings plan (401(k) plan) for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $3,255 and $4,000 for the years ended December 31, 2004 and 2003, respectively.

21 - SUBSEQUENT EVENTS

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors (collectively, the "purchasers") that provided us with:

     o Gross aggregate cash proceeds of $5,403,302 from the sale of our common stock (the "private placement") to former holders of our Series C preferred shares and other purchasers at $0.833 per share (the "purchase price") with each receiving a five year warrant to purchase one share of common stock at $1.80 per share for every two shares purchased;

     o The exchange of all our outstanding Series C preferred shares at December 31, 2004, or approximately 913 Series C preferred shares, with a liquidation preference of $5,476,256 plus accrued and unpaid dividends, an aggregate value of $6,357,104, for shares of our common stock at the $0.833 per share purchase price and five-year warrants to purchase our common stock at $1.80 per share. Upon the exchange, the holders of the Series C preferred shares received a warrant to purchase one share of common stock for each two shares of our common stock they received in the exchange. This exchange was offered to Series C preferred shareholders if they participated in the private placement sale of our common stock for an amount equal to 30% of the liquidation preference amounts of their Series C preferred shares exchanged for our common stock. The Series C holders provided gross cash proceeds of $1,642,877 (30% of $5,476,256) of the $5,403,302 aggregate gross proceeds received by us in the private placement.
          We expect to record a deemed dividend of approximately $2,126,000 related to the exchange of the Series C preferred shares for common shares.

     o As a result of our receipt of over $5,000,000 in the private placement we elected to repay $9,626,626 (principal balance outstanding at December 31, 2004) of our outstanding promissory notes, accrued interest of $674,587 ($658,776 at December 31, 2004) and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of his note divided by the $0.833 purchase price. Each noteholder also received our five-year warrant to purchase one share of our common stock at $1.80 per share for each common share received, or approximately 15,000,000 warrants. We expect to record a loss on extinguishment of approximately $10,300,000 in connection with this


                                      F38

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          transaction representing the excess of the fair value of the common stock and warrants issued over the outstanding balance of the promissory notes and accrued interest.

     o Purchasers, Series C Holders and holders of the Notes whose participation in these transactions would result in ownership of common stock in excess of 9.99% of our issued and outstanding shares of common stock could elect to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock.

We issued an aggregate 17,720,767 shares of common stock, 2,806.37 shares of Series D preferred stock (convertible into 11,225,466 shares of common stock), and five-year Series E warrants to purchase 21,889,989 shares of our common stock at an exercise price of $1.80 per share, as a result of these transactions.

We have undertaken to register all shares of our common stock referred to above as well as all shares of our common stock issuable upon exercise of all the warrants described above, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which we are required to file by March 31, 2005. Failure to have the registration statement declared effective within 60 days of filing will subject us to liquidated damages.

We granted each of the purchasers in the $5,403,302 private placement the right to purchase, within 45 days after the closing date, additional shares of our common stock and our Series E warrants on the same terms as in the private placement in an amount not to exceed 25% of their original cash investment in the private placement. Four investors exercised this right and we received gross proceeds of $127,719. We issued 153,263 shares and five year warrants to purchase 76,632 shares of our common stock at an exercise price of $1.80 per share for such additional investments by these four investors. We paid our placement agent 10% of the gross proceeds and will issue a warrant to purchase 22,989 shares of our common stock exercisable at $0.95 per share.

The Series E Warrants provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E Warrants, then the exercise price of the Series E Warrants is reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock.

Commencing 24 months after the Closing Date, subject to a registration statement then being effective with respect to the common stock underlying the warrants, the warrants may be redeemed by us if our common stock closes above $3.60 for ten consecutive trading days. The warrants contain limited cashless exercise as well as customary anti-dilution provisions.

In connection with these transactions, we paid our placement agent in the transactions commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent will receive a warrant to purchase 2,705,387 shares of our common stock exercisable at $0.95 per share. We paid $50,000 in legal expenses in connection with the private placement. We will also pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise, at any time in the next three years, of the warrants issued to the investors who purchased shares of common stock for cash in the private placement. We also entered into an agreement under which the placement agent will provide financial advisory services to us until September 30, 2005, for a fee of $250,000. The fee will be amortized over the period of service. Payment of such fee, which for a limited time may be payable in common stock at the option of the placement agent, will be deferred until our cash balance exceeds $10,000,000.


                                      F39

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with an agreement dated May 23, 2003 amongst the holders of Series B preferred stock which provided for conversion of our outstanding Series B preferred stock should all of the holders of Series C preferred stock convert their preferred shares to common stock (which occurred at the January 5, 2005 closing as described above), Paul Royalty Fund, the sole remaining holder of Series B preferred stock converted their 50 shares of Series B preferred stock into 220,647 shares of common stock, which included common shares for $51,616 in accrued dividends.

During 2003 an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones and if issued will contain certain vesting and payout provisions. On January 5, 2005 we issued 1,000,000 and 350,000 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. Pursuant to our agreements with these individuals these shares will be forfeited if at any time prior to January 1, 2007 we no longer employ them. These shares cannot be sold prior to January 1, 2007, and after January 2007 we have restricted the number of shares that may be sold monthly to 20,000 shares per month by each of them. We expect to record as compensation expense a charge of approximately $1,284,000 related to this issuance.

On February 2, 2005 we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $220,000. The financing agreement bears interest at 7.23% and requires nine monthly payments of $25,187 beginning March 2005. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

On February 9, 2005 we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 120,000 shares of our common stock and a five-year warrant to purchase 60,000 shares of our common stock at $1.80 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 18,000 shares of our common stock exercisable at $0.95 per share.


                                      F40

                            ORTEC INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma effect of the aforementioned financings on our December 31, 2004 balance sheet; encompassing the January 5, 2005 placement including the rights exercised to purchase additional shares, the common stock awards issued to our chief executive officer and chairman for meeting their milestones, and the February placement, displayed in a condensed format, is as follows:

                                                                               December 31,
                                               December 31,                       2004
                                                   2004       First Quarter    (Unaudited)
                                              -------------        2005        -----------
                                                (Audited)       Financings      Pro Forma
                                              -------------   -------------   -------------
                                                                 dr (cr)
Cash and cash equivalents                     $     227,370      5,017,919    $   5,245,289
Other current assets                                128,938             --          128,938
                                              -------------    -----------    -------------
Total current assets                                356,308      5,017,919        5,374,227
Other assets                                      1,093,048             --        1,093,048
                                              -------------    -----------    -------------
Total assets                                  $   1,449,356      5,017,919    $   6,467,275
                                              =============    ===========    =============

Promissory notes - investors                  $   9,626,626     (9,626,626)   $          --
Other current liabilities                         5,325,306       (658,776)       4,666,530
                                              -------------    -----------    -------------
Total current liabilities                        14,951,932    (10,285,402)       4,666,530
Long term liabilities                            22,853,778             --       22,853,778
                                              -------------    -----------    -------------
Total liabilities                                37,805,710    (10,285,402)      27,520,308

Preferred stock

   Series B                                         270,859       (270,859)              --
   Series C                                       3,529,289     (3,529,289)              --
   Series D                                       3,567,652      9,354,555       12,922,207
Common stock                                          6,372         19,565           25,937
Additional paid-in capital                       76,899,663     23,484,700      100,384,363
Deficit                                        (120,452,544)   (13,755,351)(1) (134,207,895)
Treasury stock                                     (177,645)            --         (177,645)
                                              -------------    -----------    -------------
Total shareholders' equity (deficit)            (36,356,354)    15,303,321      (21,053,033)
                                              -------------    -----------    -------------
Total liabilities and shareholders' deficit   $   1,449,356      5,017,919    $   6,467,275
                                              =============    ===========    =============


(1) Consists of the following:

      Loss on extinguishment of promissory
       notes                                  $  10,344,009
      Deemed dividend on Series C warrants        2,125,974
      Non-cash stock compensation                 1,283,850
      Series B preferred dividends                    1,518
                                              -------------
                                              $  13,755,351
                                              =============



                                       F41



                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'
The section symbol shall be expressed as................................ 'SS'