Form 10QSB
period 2005-03-31
ORTEC INTERNATIONAL INC
filed 2005-05-13
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

(212) 740-6999

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No ____

The number of shares outstanding of the issuer’s common stock is 26,201,749 (as of May 10, 2005)

ORTEC INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED MARCH 31, 2005

ITEMS IN FORM 10-QSB

Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005

ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,203,815
Prepaid and other current assets	288,967

Total current assets	1,492,782
Property and equipment, net	302,594
Patent application costs, net	581,747
Deposits and other assets	177,338

Total assets	$2,554,461

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,324,946
Insurance premium financing payable	196,139
Current maturities of loan payable	154,129
Capital lease obligation - current	33,880
Current maturity of promissory notes	40,407

Total current liabilities	3,749,501
Obligation under revenue interest assignment	24,260,000
Promissory notes – noncurrent	81,464
Capital lease obligation - noncurrent	19,618

Total liabilities	28,110,583

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 2,000 shares; 3,557.39 shares issued and outstanding; liquidation preference $35,573,916	13,196,707
Common stock, $.001 par value; authorized, 200,000,000 shares; 26,203,749 issued and 26,201,749 outstanding	26,204
Additional paid-in capital	99,453,974
Deficit accumulated during the development stage	(137,462,908)
Treasury stock, 2,000 shares at cost	(177,645)
Deferred compensation	(592,454)

Total shareholders’ deficit	(25,556,122)

Total liabilities and shareholders’ deficit	$2,554,461

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Cumulative From March 12, 1991 (inception) to March 31, 2005
	2005	2004

Product revenue	$–	$–	$265,665

Expenses
Product and laboratory costs	1,222,044	775,769	28,388,630
Personnel	1,138,028	959,405	38,323,515
General and administrative	518,494	405,387	19,553,645
Rent	117,422	120,968	4,089,716
Consulting	–	11,895	5,702,651
Interest and other expense	1,550,164	1,624,142	21,331,993
Interest and other income	28,130	(16)	(2,642,517)
Loss on settlement of promissory notes	10,328,199	–	10,328,199
Lease termination costs	–	–	1,119,166
Loss on extinguishments of debt and Series A preferred shares	–	–	1,004,027

	14,902,281	3,897,550	127,199,025

Net loss	(14,902,281)	(3,897,550)	(126,933,360)

Preferred stock dividend	(17,891)	147,250	3,011,574
Preferred stock and warrants deemed dividends and discounts	2,125,974	–	3,248,974
Accretion of discount	–	–	4,269,000

Net loss applicable to common shareholders	$(17,010,364)	$(4,044,800)	$(137,462,908)

Net loss per share

Basic and diluted	$(.76)	$(.75)

Weighted average shares outstanding

Basic and diluted	22,305,534	5,377,327

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

March 12, 1991 (inception) to December 31, 1991
Founders	155,382	$155	–	–	–	$715	–	–	–	$870
First private placement ($3.00 per share)	21,744	22	–	–	–	64,978	–	–	–	65,000
The Director ($11.50 and $53.00 per share)	14,902	15	–	–	–	249,985	–	–	–	250,000
Second private placement ($94.25 per share)	5,302	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(21,118)	–	–	–	(21,118)
Net loss	–	–	–	–	–	–	(281,644)	–	–	(281,644)

Balance at December 31, 1991	197,330	197	–	–	–	794,555	(281,644)	–	–	513,108
Second private placement ($94.25 per share)	2,646	3	–	–	–	250,003	–	–	–	250,006
Second private placement ($94.25 per share)	2,286	2	–	–	–	215,465	–	–	–	215,467
Stock purchase agreement with the Director ($94.25 per share)	3,182	3	–	–	–	299,995	–	–	–	299,998
Share issuance expense	–	–	–	–	–	(35,477)	–	–	–	(35,477)
Net loss	–	–	–	–	–	–	(785,941)	–	–	(785,941)

Balance at December 31, 1992	205,444	205	–	–	–	1,524,541	(1,067,585)	–	–	457,161
Third private placement ($100.00 per share)	10,965	11	–	–	–	1,096,489	–	–	–	1,096,500
Third private placement ($100.00 per share)	2,250	2	–	–	–	224,998	–	–	–	225,000
Stock purchase agreement with Home Insurance Company ($90.00 per share)	11,112	11	–	–	–	999,988	–	–	–	999,999
Stock purchase agreement with the Director ($94.25 per share)	2,122	2	–	–	–	199,998	–	–	–	200,000
Shares issued in exchange for commission	60	1	–	–	–	5,999	–	–	–	6,000
Share issuance expenses	–	–	–	–	–	(230,207)	–	–	–	(230,207)
Net loss	–	–	–	–	–	–	(1,445,624)	–	–	(1,445,624)

Balance at December 31, 1993	231,953	232	–	–	–	3,821,806	(2,513,209)	–	–	1,308,829
Fourth private placement ($100.00 per share)	3,946	4	–	–	–	397,708	–	–	–	397,712
Stock purchase agreement with Home Insurance Company ($100.00 per share)	5,000	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(8,697)	–	–	–	(8,697)
Net loss	–	–	–	–	–	–	(1,675,087)	–	–	(1,675,087)

Balance at December 31, 1994	240,899	241				4,710,812	(4,188,296)	–	–	522,757
Rent forgiveness	–	–	–	–	–	40,740	–	–	–	40,740
Net loss	–	–	–	–	–	–	(1,022,723)	–	–	(1,022,723)

Balance at December 31, 1995	240,899	241	–	–	–	4,751,552	(5,211,019)	–	–	(459,226)
Initial public offering	120,000	120	–	–	–	5,999,880	–	–	–	6,000,000
Exercise of warrants	3,389	3	–	–	–	33,882	–	–	–	33,885
Fifth private placement ($64.90 per share)	95,911	96	–	–	–	6,220,701	–	–	–	6,220,797
Share issuance expenses	–	–	–	–	–	(1,580,690)	–	–	–	(1,580,690)
Stock options issued for services	–	–	–	–	–	152,000	–	–	–	152,000
Net loss	–	–	–	–	–	–	(2,649,768)	–	–	(2,649,768)

Balance at December 31, 1996	460,199	460	–	–	–	15,577,325	(7,860,787)	–	–	7,716,998
Exercise of warrants	115,878	116	–	–	–	10,822,675	–	–	–	10,822,791
Share issuance expenses	–	–	–	–	–	(657,508)	–	–	–	(657,508)
Stock options and warrants issued for services	–	–	–	–	–	660,000	–	–	–	660,000
Net loss	–	–	–	–	–	–	(4,825,663)	–	–	(4,825,663)

Balance at December 31, 1997	576,077	576	–	–	–	26,402,492	(12,686,450)	–	–	13,716,618
Exercise of warrants	22,149	22	–	–	–	1,281,935	–	–	–	1,281,957
Stock options and warrants issued for services	–	–	–	–	–	1,920,111	–	–	–	1,920,111
Sixth private placement	20,000	20	–	–	–	1,788,678	–	–	–	1,788,698
Sixth private placement – warrants issued	–	–	–	–	–	211,302	–	–	–	211,302
Share issuance expenses	–	–	–	–	–	(48,000)	–	–	–	(48,000)
Purchase of 660 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(67,272)	–	(67,272)
Net loss	–	–	–	–	–	–	(8,412,655)		–	(8,412,655)

Balance at December 31, 1998	618,226	618	–	–	–	31,556,518	(21,099,105)	(67,272)	–	10,390,759
Exercise of warrants	1,410	1	–	–	–	14,102	–	–	–	14,103
Stock options and warrants issued for services	–	–	–	–	–	64,715	–	–	–	64,715
Seventh private placement ($87.50 per share)	38,916	39	–	–	–	3,168,746	–	–	–	3,168,785
Seventh private placement – investor warrants	–	–	–	–	–	236,291	–	–	–	236,291
Seventh private placement – placement agent warrants	–	–	–	–	–	232,000	–	–	–	232,000
Eighth private placement ($55.00 per share)	163,637	164	–	–	–	8,999,838	–	–	–	9,000,002
Share issuance expenses	–	–	–	–	–	(619,908)	–	–	–	(619,908)
Purchase of 910 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(75,518)	–	(75,518)
Net loss	–	–	–	–	–	–	(10,040,509)	–	–	(10,040,509)

Balance at December 31, 1999	822,189	822	–	–	–	43,652,302	(31,139,614)	(142,790)	–	12,370,720
Exercise of options and warrants	17,554	17	–	–	–	327,265	–	–	–	327,282
Stock options and warrants issued for services	–	–	–	–		56,265	–	–	–	56,265
Ninth private placement ($150.00 per share)	6,667	7	–	–	–	999,998	–	–	–	1,000,005
Ninth private placement – placement agent warrants	–	–	–	–	–	23,000	–	–	–	23,000
Tenth private placement ($67.50 per share)	124,757	125	–	–	–	8,420,946	–	–	–	8,421,071
Share issuance expenses	–	–	–	–	–	(641,500)	–	–	–	(641,500)
Purchase of 430 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(34,855)	–	(34,855)
Net loss	–	–	–	–	–	–	(12,129,663)	–	–	(12,129,663)

Balance at December 31, 2000	971,167	971	–	–	–	52,838,276	(43,269,277)	(177,645)	–	9,392,325
Stock options issued for services	–	–	–	–	–	188,080	–	–	–	188,080
Net loss	–	–	–	–	–	–	(15,885,377)	–	–	(15,885,377)

Balance at December 31, 2001 (carried forward)	971,167	971	–	–	–	53,026,356	(59,154,654)	(177,645)	–	(6,304,972)
Exercise of options and warrants	35,720	36	–	–	–	321	–	–	–	357
Stock options and warrants issued for services	–	–	–	–	–	113,060	–	–	–	113,060
Warrants issued with convertible debentures	–	–	–	–	–	440,523	–	–	–	440,523
Warrants issued with convertible redeemable preferred stock	–	–	–	–	–	559,289	–	–	–	559,289
Convertible debenture conversion benefit	–	–	–	–	–	1,042,663	–	–	–	1,042,663
Redeemable convertible preferred stock conversion benefit	–	–	–	–	–	1,097,886	–	–	–	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	–	–	9,382,742	–	–	–	–	–	–	9,382,742
Warrants issued and exercised with preferred stock	938,275	938	(3,479,043)	–	–	3,485,443	–	–	–	7,338
Shares issuance costs – preferred stock	–	–	(866,612)	–	–	304,615	–	–	–	(561,997)
Preferred stock dividends	375,315	375	–	–		1,125,559	(1,125,934)	–	–	–
Net loss	–	–	–	–	–	–	(21,578,021)	–	–	(21,578,021)

Balance at December 31, 2002	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2002 (brought forward)	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)
Exercise of options and warrants	398,750	399	–	–	–	12,567	–	–	–	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	–	–	2,000,000	5,690,000	–	–	–	–	–	7,690,000
Warrants issued with preferred stock	–	–	(490,567)	(1,225,632)	–	1,716,199	–	–	–	–
Warrants issued for services	–	–	–		–	87,000	–	–	–	87,000
Share issuance costs – preferred stock	–	–	(393,488)	(797,327)	–	359,078	–	–	–	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	2,421,556	2,422	(3,253,571)	–	–	3,251,149	–	–	–	–
Conversion of series B preferred stock into series D preferred stock (483 shares)	–	–	(2,628,602)	–	2,628,602	–	–	–	–	–
Preferred stock deemed dividends and discounts	–	–	–	–	–	4,269,000	(4,269,000)	–	–	–
Preferred stock dividends	92,308	92	–	–	–	922,985	(923,077)	–	–	–
Common stock dividend to be distributed on series C preferred stock	–	–	–	–	–	336,550	(336,550)	–	–	–
Common stock to be issued in connection with promissory notes	–	–	–	–	–	287,000	–	–	–	287,000
Adjustment for one for ten reverse stock split	74	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(15,920,504)	–	–	(15,920,504)

Balance at December 31, 2003	5,233,165	5,233	270,859	3,667,041	2,628,602	72,437,243	(103,307,740)	(177,645)	–	(24,476,407)
Common stock issued in connection with previously issued notes	157,000	157	–	–	–	(157)	–	–	–	–
Common stock issued in connection with promissory notes	331,831	332	–	–	–	745,870	–	–	–	746,202
Common stock (277,020) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	–	–	–	–	–	828,540	–	–	–	828,540
Common stock issued in connection with exercise of warrants	32,460	32	–	–	–	293	–	–	–	325
Conversion of 35.62 shares of series C preferred stock into common stock	106,872	107	–	(137,752)	–	137,645	–	–	–	–
Payment of dividends on 35.62 shares of series C preferred stock in common stock	13,743	14	–	–	–	30,085	(30,099)	–	–	–
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	496,981	497	–	–	939,050	498,472	–	–	–	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	–	–	–	–	–	613,805	(613,805)	–	–	–
Option issued to director for services	–	–	–	–	–	398,574	–	–	–	398,574
Warrant issued for services	–	–	–	–	–	94,393	–	–	–	94,393
Warrant issued in connection with lease	–	–	–	–	–	18,500	–	–	–	18,500
Share issuance expenses	–	–	–	–	–	(26,600)	–	–	–	(26,600)
Special warrant offer deemed dividends	–	–	–	–	–	1,123,000	(1,123,000)	–	–	–
Net loss	–	–	–	–	–	–	(15,377,900)	–	–	(15,377,900)

Balance at December 31, 2004	6,372,052	6,372	270,859	3,529,289	3,567,652	76,899,663	(120,452,544)	(177,645)	–	$(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	277,020	277	–	–	274,500	(274.777)	–	–	–	–
January 2005 private placement:
Common stock issued in connection with private placement	6,483,962	6,484	–	–	–	4,798,290	–	–	–	4,804,774
Common stock and series D preferred (1,720.16) shares) issued in connection with promissory note conversion	7,953,123	7,953	–	–	5,733,853	14,887,606	–	–	–	20,629,412
Common stock and series D preferred (1,086.21) shares) issued in connection with Series C preferred exchange	3,283,682	3,284	–	(3,529,289)	3,620,702	2,011,770	(2,106,467)	–	–	–
Common stock issued in connection with February 2005 private placement	120,000	120	–	–	–	86,153	–	–	–	86,273
Common stock issued in connection with exercise of additional investment right from January 2005 placement	153,263	153	–	–	–	114,794	–	–	–	114,947
Common stock issued in connection with exchange for series B preferred stock	220,647	221	(270,859)	–	–	272,254	(1,616)	–	–	–
Common stock issued to officers	1,340,000	1,340	–	–	–	659,474	–	–	(592,454)	68,360
Share issuance expenses	–	–	–	–	–	(1,253)	–	–	–	(1,253)
Net loss	–	–	–	–	–	–	(14,902,281)	–	–	(14,902,281)

Balance at March 31, 2005	26,203,749	$26,204	–	–	$13,196,707	$99,453,974	$(137,462,908)	$(177,645)	$(592,454)	$(25,556,122)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2005
	Three months ended March 31,

	2005	2004

Cash flows from operating activities
Net loss	$(14,902,281)	$(3,897,550)	$(126,933,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	84,814	303,300	5,359,686
Allowance for doubtful accounts	–	–	5,374
Unrealized loss on marketable securities	–	–	11,404
Realized loss on marketable securities	–	–	5,250
Gain on sale of property and equipment	–	(25,263)	(58,642)
Loss on settlement of promissory note	10,328,199	–	10,328,199
Cost to terminate lease on New Jersey facility	–	–	836,032
Non-cash stock compensation	68,360	–	3,403,591
Non-cash interest	3,029	–	1,859,861
Non-cash imputed interest	1,521,890	1,361,979	17,613,150
Gain on loan adjustment	–	–	(236,000)
Loss on extinguishment of debt and series A preferred stock	–	–	1,004,027
Purchase of marketable securities	–	–	(19,075,122)
Sales of marketable securities	–	–	19,130,920
Changes in operating assets and liabilities
Prepaid and other current assets	(160,029)	(312,247)	(198,083)
Accounts payable and accrued liabilities	(912,663)	354,754	5,264,294

Net cash used in operating activities	(3,968,681)	(2,215,027)	(81,679,419)

Cash flows from investing activities
Purchases of property and equipment	(39,056)	(8,127)	(4,586,398)
Proceeds from sale of property and equipment	–	9,775	145,926
Payments for patent applications	(15,876)	(15,568)	(1,036,582)
Organization costs	–	–	(10,238)
Deposits	–	(16,082)	(806,273)
Purchases of marketable securities	–	–	(594,986)
Sale of marketable securities	–	–	522,532

Net cash used in investing activities	(54,932)	(30,002)	(6,366,019)

Cash flows from financing activities
Proceeds from issuance of notes payable	–	$650,000	10,162,126
Proceeds from issuance of common stock	5,004,741	–	58,555,263
Proceeds from exercise of warrants	–	–	1,359,004
Proceeds from insurance premium financing	220,000	280,000	500,000
Share issuance expenses and other financing costs	–	–	(5,370,013)
Purchase of treasury stock	–	–	(177,645)
Proceeds from issuance of loan payable	–	–	1,446,229
Proceeds from obligations under revenue interest assignment	–	–	10,000,000
Proceeds from issuance of convertible debentures	–	–	5,908,000
Proceeds from issuance of preferred stock-
Series A	–	–	1,200,000
Series B	–	–	3,070,000
Series C	–	–	5,690,000
Advances received	–	600,000	130,000
Repayment of capital lease obligations	(23,578)	(41,894)	(542,307)
Repayment of loan payable	(49,333)	(40,898)	(1,085,032)
Repayment of obligations under revenue interest assignment	–	–	(11,414)
Repayment of insurance premium financing payable	(23,861)	(80,409)	(303,861)
Repayment of promissory notes	(127,911)	–	(765,597)
Repayment of notes payable	–	(28,712)	(515,500)

Net cash provided by financing activities	5,000,058	1,338,087	89,249,253

Net Increase (Decrease) In Cash And Cash Equivalents	976,445	(906,942)	1,203,815
CASH AND CASH EQUIVALENTS
Beginning of period	227,370	1,328,387	–

End of period	$1,203,815	$421,445	$1,203,815

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2005

	Three months ended March 31,

	2005	2004

Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$–	$45,669	$620,806
Deferred offering costs included in accrued professional fees	–	–	314,697
Financing costs – other long-term obligations	–	–	59,500
Forgiveness of rent payable	–	–	40,740
Share issuance expenses – warrants	–	–	255,000
Deferred compensation	660,814	–	660,814
Dividends on series B preferred stock paid in common shares	–	5,000	2,099,011
Dividends on series C preferred stock paid in common shares	(17,891)	142,250	576,013
Accretion of discount on preferred stock and warrants	2,125,974	–	7,517,974
Series B preferred stock converted to common stock	270,859	–	270,859
Series C preferred stock exchanged for common stock	3,529,289	–	3,529,289
Issuance of series D preferred stock in lieu of common stock	9,629,055	–	9,629,055
Share issuance expenses for series B preferred stock incurred through issuance of warrants	–	–	391,307
Share issuance expenses for series C preferred stock incurred through issuance of warrants	–	–	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	–	–	2,628,602
Equipment transferred in satisfaction of deposit	–	25,000	100,000
Discount on promissory notes	–	59,000	1,033,202
Discount on advances payable	–	102,600	–
Accounts payable converted to promissory notes	–	837,468	837,468
Advances converted to promissory notes	–	–	130,000
Accrued deferred financing costs	–	35,700	–
Warrant issued in connection with lease	–	18,500	18,500
Promissory notes forgiven for warrant participation	–	–	100,000
Promissory notes repaid with common stock	9,626,626	–	9,626,626
Promissory notes interest due repaid with common stock	674,587	–	674,587
Conversion of series C preferred stock into common stock	–	–	137,645
Contribution of capital of amount due to founder	–	–	398,967
Cash paid for interest	$24,610	$21,593	$742,466

Cash paid for income taxes	$–	$500	$203,411

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and for the period from March 12, 1991 (inception) to March 31, 2005, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2005, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and from March 12, 1991 (inception) through March 31, 2005, and statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2005, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2004 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the operating results for the full year or any other interim period.

NOTE 2 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

Formation of the Company

Ortec International, Inc. (“Ortec” or the “Company”) was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, a tissue engineered skin substitute for use in skin regeneration procedures (the “Technology”). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted Ortec a license for a term of ten years, with automatic renewals by Ortec for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April 1998, Dr. Eisenberg assigned his patent for the Technology to Ortec.

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with these indications. Revenues were not significant. We terminated our selling efforts and elected to focus our efforts on developing a cryopreserved form of our product for medical conditions with larger patient populations, such as venous stasis ulcers. We completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. On April 25, 2005 the FDA advised us that additional clinical data would be required to demonstrate reasonable assurance of safety and effectiveness of ORCEL in patients with venous stasis ulcers, to allow for PMA of ORCEL for treatment of venous stasis ulcers. We are currently assessing the scope of the additional clinical data that we need to provide to the FDA.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $17 million during the three months ended March 31, 2005, and, as of that date, our current liabilities exceeded our current assets by $2.3 million, our total liabilities exceeded our total assets by $25.6 million and we have a deficit accumulated in the development stage of $137.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the first quarter of 2005, we raised an additional $5.6 million through private placements of our common stock. Additionally we converted $9.6 million of promissory notes and $.7 million of accrued interest into, and all of the outstanding shares of our Series B and C preferred stock were exchanged by the holders for, our common stock.

We expect to incur obligations of approximately $800,000 per month primarily for personnel and rent, insurance, fees to Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial data necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2005. We believe that our cash and cash equivalents on hand at March 31, 2005, (approximately $1.2 million), as well as the additional funds we will need to raise in 2005, may enable us to continue our operations for the next twelve months. Additionally, we are continuing our equity financing efforts with an investment banking firm. Our funds on hand should carry us through May 2005. We therefore expect to raise funds shortly. There can be no assurances that we can raise additional funds.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Reclassifications

Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

NOTE 3 - RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. SFAS 123(R) must be adopted no later than periods beginning after December 15, 2005 and we expect to adopt SFAS 123(R) on the effective date. We believe the adoption of SFAS 123(R) will have a material impact on our results of operations and earnings per share.

NOTE 4 - NET LOSS PER SHARE

As of March 31, 2005, an aggregate of 27,566,558 outstanding warrants and options and an aggregate of 14,229,566 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive.

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

NOTE 5 - EMPLOYEES STOCK OPTION PLAN

As permitted by SFAS 148, we continue to account for our employee stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter ended March 31, 2005 and 2004, had we applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	Quarter ended March 31, 2005	Quarter ended March 31, 2004

Net loss applicable to common shareholders, as reported	$(17,010,364)	$(4,044,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,813)	(89,000)

Pro forma net loss	$17,012,177	$(4,133,800)

Loss per share:
Basic and Diluted – as reported	$(.76)	$(.75)
Basic and Diluted – pro forma	$(.76)	$(.77)

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the three months ended March 31, 2005:

	Stock Options	Warrants	Total

Balance at December 31, 2004	1,802,724	988,603	2,791,327
Granted	4,500	24,772,997	24,777,497
Exercised	–	–	–
Expired or cancelled	(2,000)	(266)	(2,266)

Balance at March 31, 2005	1,805,224	25,761,334	27,566,558

1,274,400 of the above outstanding stock options were granted outside of our employee stock option plan.

The Company accounts for its employee stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net loss for the quarter ended March 31, 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2005:

Accounts payable	$2,094,531
Accrued compensation	539,607
Accrued expenses	413,030
Accrued professional fees	156,524
Bank overdraft	71,254
Deferred income	50,000

$3,324,946

Accounts payable includes $25,000 due to a related party, Hapto/Ortec Collaboration, LLC.

NOTE 8 - FINANCING TRANSACTIONS

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors (collectively, the “purchasers”) that provided us with:

•

Gross aggregate cash proceeds of $5,403,302 from the sale of our common stock (the “private placement”) to former holders of our Series C preferred shares and other purchasers at $0.833 per share (the “purchase price”) with each receiving a five year warrant to purchase one share of common stock at $1.80 per share for every two shares purchased;

•

The exchange of all our outstanding Series C preferred shares at January 5, 2005, or approximately 913 Series C preferred shares, with a liquidation preference of $5,476,256 plus accrued and unpaid dividends, an aggregate value of $6,357,104, for shares of our common stock at the $0.833 per share purchase price and five-year warrants to purchase our common stock at $1.80 per share. Upon the exchange, the holders of the Series C preferred shares received a warrant to purchase one share of common stock for each two shares of our common stock they received in the exchange. This exchange was offered to Series C preferred shareholders if they participated in the private placement sale of our common stock for an amount equal to 30% of the liquidation preference amounts of their Series C preferred shares exchanged for our common stock. The Series C holders provided gross cash proceeds of $1,642,877 (30% of $5,476,256) of the $5,403,302 aggregate gross proceeds received by us in the private placement. We recorded a deemed dividend of $2,125,974 related to the value of warrants issued in the exchange of the Series C preferred shares for common shares.

•

As a result of our receipt of over $5,000,000 in the private placement we elected to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $0.833 purchase price. Each noteholder also received a five-year warrant to purchase one share of our common stock at $1.80 per share for each common share received, or approximately 15,000,000

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

warrants. We recorded a loss on settlement of $10,328,199 in connection with this transaction representing the excess of the fair value of the common stock and warrants issued over the outstanding balance of the promissory notes and accrued interest.

•

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

We had undertaken to register all shares of our common stock referred to above as well as all shares of our common stock issuable upon exercise of all the warrants and conversion of Series D preferred stock, all described above, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which we filed on March 31, 2005. See Note 9. Failure to have the registration statement declared effective by June 13, 2005 will subject us to liquidated damages.

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

The Series E Warrants provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E Warrants, then the exercise price of the Series E Warrants will be reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock.

Commencing 24 months after the Closing Date, subject to a registration statement then being effective for the common stock underlying the warrants, the warrants may be redeemed by us if our common stock closes above $3.60 for ten consecutive trading days. The warrants contain cashless exercise as well as customary anti-dilution provisions.

In connection with these transactions, we paid our placement agent in the transactions commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent will receive a warrant to purchase 2,705,387 shares of our common stock exercisable at $0.95 per share. We paid $58,198 in legal expenses in connection with the private placement. We will also pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise, at any time in the next three years, of the warrants issued to the investors who purchased shares of common stock for cash in the private placement. We also entered into an agreement under which the placement agent will provide financial advisory services to us until September 30, 2005, for a fee of $250,000. The fee will be amortized over the period of service. We recorded a charge of approximately $83,000 in the first quarter related to this agreement. Payment of such fee, which for a limited time may be payable in common stock at the option of the placement agent, will be deferred until our cash balance exceeds $10,000,000.

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

During 2003 an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones and if issued will contain certain vesting and payout provisions. On January 5, 2005 we issued 1,000,000 and 340,000 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. Pursuant to our agreements with these individuals these shares will be forfeited by either of them if at any time prior to January 1, 2007 we no longer employ such

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

person. The shares may only be sold in five monthly installments commencing January 1, 2007. We reflect a charge to deferred compensation of $660,814 based on the fair value of the restricted shares related to this issuance. The deferred compensation will be amortized over the 29-month vesting period. Included in general and administrative expense is a charge of $68,360 for the three months ended March 31, 2005 reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares.

On February 2, 2005, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $220,000. The financing agreement bears interest at 7.23% and requires nine monthly payments of $25,187 beginning March 2005. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

On February 9, 2005, we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 120,000 shares of our common stock and a five-year warrant to purchase 60,000 shares of our common stock at $1.80 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 18,000 shares of our common stock exercisable at $0.95 per share. We incurred legal expenses of $3,727.

NOTE 9 - SUBSEQUENT EVENTS

In April 2005, we entered into agreements with our Series E Warrant holders whom purchased common stock in our January 5 and February 9, 2005 private offerings, to modify the price of their Series E Warrants from $1.80 to $1.50 in consideration for their waiving penalties we would have to pay for failure to file our registration statement at a date later than April 13, 2005.

Item 2.	MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements

Forward Looking Information May Prove Inaccurate

This Quarterly Report on Form 10-QSB contains certain forward looking statements and information relating to Ortec that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, as they relate to Ortec, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with these indications. Revenues were not significant. We terminated our selling efforts and elected to focus our efforts on developing a cryopreserved form of our product for treatment of medical conditions affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, the FDA concluded that although cryopreserved ORCEL showed promise for the effective treatment of the typical venous stasis ulcers, but determined that additional data is necessary, from an additional clinical trial, to confirm cryopreserved ORCEL’s effectiveness and safety in treating typical venous stasis ulcers. A meeting has been scheduled with the FDA to discuss their requirements and expectations of the confirmatory trial. We believe the number of patients that may be required for the confirmatory trial will be between 30 and 60. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to heal venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial.

In the past twelve months in anticipation of commercialization of ORCEL, operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. Work was also ongoing in the area of process improvements to reduce the cost of producing ORCEL and for producing larger size batches. We were also expanding cell lines producing the cells required to produce ORCEL. Development efforts were also ongoing to improve the process and reduce the cost of our collagen sponge matrix, which included developing alternative sources and various grades of sponges that could provide new business opportunities.

During this time we enhanced and validated the ORCEL production process at Ortec allowing for the transfer of the production process to Cambrex, developed and validated several assay methods fused in the production for ORCEL raw materials and growth factors and cytokines, all required by the FDA. We also developed and validated the process for the production of collagen sponges at our collagen sponge contract manufacturer, and identified a “BSE-free” source of corium for collagen.

In the commercial manufacturing area, we transferred the ORCEL manufacturing process to Cambrex and validated Cambrex as a producer of ORCEL. We submitted our manufacturing process to the FDA as part of the PMA application and received no significant comments from the FDA.

As we look to the next twelve months, many of the current research and development activities will come to a natural end as both ORCEL production and cell expansion are transferred to Cambrex. During the next four months we will also reassess the most cost effective manner to accomplish other process development and cost reduction projects.

Our current plan of operation is that projects that are close to completion and add immediate value to the product will be continued and brought to completion. These projects include a cell factory to provide for the ability for cell expansion to be transferred to Cambrex which will facilitate the production of additional cell inventory. These projects are expected to be completed in August 2005. Projects of longer duration will be delayed, or will be accomplished at Cambrex. The costs associated with these projects will be negotiated with Cambrex. Preliminary discussions with Cambrex on this approach have taken place.

The following is a listing of the projected development activities on which we expect to focus during the next four months.

•	Production of safety inventory of cells prior to transferring project to Cambrex,
•	Complete development of the cell factory project and transfer all cell production to Cambrex,
•	Develop two new cell lines to the first passage level and freeze the cells, and

•	Complete all FDA required tests and validations.

The above projects will require the current level of staffing until August 2005 at which time reductions in staffing and operational expenses are possible and will be evaluated.

Projects that we expect to defer or be handled by Cambrex:

•	Validation of “BSE-free” collagen,
•	Diabetic foot ulcer pivotal trial,
•	Stability studies,
•	Increased scalability, and
•	Process improvements and cost reduction projects.

Additionally we plan to:

•	continue our collaboration with Hapto Biotech Inc. in developing an advanced biomaterial that may be used for wound healing as well as for cosmetic, reconstructive orthopedic and dental purposes; and
•	explore opportunities where we can leverage our cell culturing biomaterials and regulatory knowledge base and expertise.

Depending on our funding level we may invest approximately $175,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

Liquidity Matters

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors that provided us with gross aggregate proceeds of $5,403,302 from the sale of our common stock. All of our outstanding promissory notes to investors totaling $9,626,626, including accrued interest of approximately $675,000 were exchanged for common stock and warrants valued at approximately $20,600,000 resulting in an approximate loss on extinguishment of $10,300,000. Additionally the 913 outstanding shares of Series C preferred stock were exchanged for common stock. A holder also converted its 50 shares of our Series B preferred stock into common stock. Certain purchasers, holders of our Series C preferred stock and holders of our Notes whose participation in these transactions would result in ownership of our common stock in excess of 9.99% of our outstanding shares of common stock could, and did elect, to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock. Investors in this placement were given the right to purchase on the same terms additional shares of our common stock at the same price within 45 days of the original January 5, 2005 closing. We raised an additional $127,719 as a result of the exercise by certain investors of this right.

In February 2005 we completed a single private placement which raised an additional $100,000. Also in February 2005 we obtained $220,000 of short-term financing in connection with our directors and officers insurance policy.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements included in Item 1, we incurred a net loss applicable to common shareholders of $17 million during the three months ended March 31, 2005, and, as of that date, our current liabilities exceeded our current assets by $2.3 million, our total liabilities exceeded our total assets by $25.6 million and we have a deficit accumulated in the development stage of $137.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accounting firm contains an explanatory paragraph regarding our ability to continue as a going concern.

We expect to incur obligations of approximately $800,000 per month primarily for personnel and rent, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We anticipate that we will have to raise additional funds in the next twelve months. We require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial data necessary to obtain FDA consent to market cryopreserved ORCEL for treatment of venous stasis ulcers, and provide for our general and corporate working capital requirements for the remainder of 2005. We believe that our cash and cash equivalents on hand at March 31, 2005, (approximately $1.2 million), as well as an additional funds we will need to raise in 2005, may enable us to continue our operations for the next twelve months. Our funds on hand should carry us through May 2005. We therefore expect to raise funds shortly. There can be no assurances that we can raise additional funds.

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $24,260,000, the amount for which PRF could compel us to repurchase their revenue interest at March 31, 2005. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of March 31, 2005 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount necessary to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 11 of the consolidated f inancial statements included in Item 7 on our Form 10-KSB, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that PRF will need us to sell, over the remaining approximate six years under our agreement, at least $300,000,000 of ORCEL to recoup an amount approximately equivalent to their initia1 $10,000,000 investment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2005.

FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles (GAAP). Yet, given the magnitude of the non-cash expenses, we utilize EBITDA (defined by us as “Net loss applicable to common shareholders adjusted for depreciation and amortization and other non-cash items”) to evaluate and monitor the results of our operations. Although EBITDA is a non-GAAP financial measure, we believe that the information presented below when reviewed in conjunction with the Condensed Consolidated Statements of Cash Flows will allow for an additional clarification of our performance and will allow the readers of our financial statements an additional tool to evaluate our comparative performance. Following, is a reconciliation of the comparative net loss to common shareholders to EBITDA utilized by the Company.

	Three months ended March 31,

	2005	2004

Net loss applicable to common shareholders	$(17,010,364)	$(4,044,800)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	10,328,199	–
Preferred dividends accrued	(17,891)	147,250
Preferred stock deemed dividends	2,125,974	–
Non-cash stock compensation	68,360	–
Non-cash imputed interest	1,521,890	1,361,979
Non-cash interest	3,029	–
Depreciation and amortization	84,814	303,300

EBITDA	$(2,895,989)	$(2,232,271)

Item 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(e) and 15-d - 15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rules 13a - 15 or Rule 15d-15, as of March 31, 2005 (“Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2005, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

On January 5, 2005 we entered into agreements with institutional and accredited investors (collectively, the “purchasers”) that provided us with:

•

Gross aggregate cash proceeds of $5,403,302 from the sale of our common stock (the “private placement”) to former holders of our Series C preferred shares and other purchasers at $0.833 per share (the “purchase price”) with each receiving a five year warrant to purchase one share of common stock at $1.80 per share for every two shares purchased;

•

The exchange of all our outstanding Series C preferred shares at January 5, 2005, or approximately 913 Series C preferred shares, with a liquidation preference of $5,476,256 plus accrued and unpaid dividends, an aggregate value of $6,357,104, for shares of our common stock at the $0.833 per share purchase price and five-year warrants to purchase our common stock at $1.80 per share. Upon the exchange, the holders of the Series C preferred shares received a warrant to purchase one share of common stock for each two shares of our common stock they received in the exchange. This exchange was offered to Series C preferred shareholders if they participated in the private placement sale of our common stock for an amount equal to 30% of the liquidation preference amounts of their Series C preferred shares exchanged for our common stock. The Series C holders provided gross cash proceeds of $1,642,877 (30% of $5,476,256) of the $5,403,302 aggregate gross proceeds received by us in the private placement.

•

As a result of our receipt of over $5,000,000 in the private placement we elected to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $0.833 purchase price. Each noteholder also received our five-year warrant to purchase one share of our common stock at $1.80 per share for each common share received, or 14,833,746 warrants.

On January 31, 2005, we issued shares of common stock and shares of our Series D preferred stock (convertible into shares of our common stock) to various accredited investors in consideration of their extension of their promissory notes in 2004.

On February 9, 2005, we issued shares of our common stock and a warrant to purchase shares of our common stock at $1.80 per share to an accredited investor.

On February 18, 2005, we issued shares of our common stock and warrants to purchase shares of our common stock at $1.80 per share to certain accredited investors who exercised the additional investment right they received in our January 5, 2005 private placement to purchase our common stock on the same terms and conditions as their original purchases on January 5, 2005.

Purchasers, the Series C Holders and holders of our Notes whose participation in these transactions would result in ownership of common stock in excess of 9.99% of our issued and outstanding shares of common stock could elect to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock.

We issued an aggregate 18,271,050 shares of common stock, 2,840.68 shares of Series D preferred stock (convertible into 11,362,716 shares of common stock), and five-year Series E warrants to purchase 22,026,621 shares of our common stock at an exercise price of $1.80 per share, as a result of these transactions. Warrants to purchase 2,746,376 shares of our common stock at $0.95 were issued to our placement agent and its designees as part of the compensation we paid for the arrangement of these transactions.

Based upon representations by the persons receiving all of these shares and warrants as to their accredited investor status, the sales, exchanges and issuances of all our shares of common stock, shares of Series D convertible preferred stock and warrants described above, were exempt from the registration requirements of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Act”), pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering and pursuant to Regulation D promulgated under the Act.

On January 5, 2005, we issued an aggregate 1,340,000 shares of our common stock to our Chairman (340,000 shares) and Chief Executive Officer (1,000,000 shares). The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Act of , as transactions by an issuer not involving any public offering.

On January 19, 2005, we issued 220,647 shares of our common stock upon conversion of 50 shares of Series B preferred stock including accrued dividends. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Act , as securities exchanged by an issuer with its existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibit No.	Description
	31.1 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer
	31.2 *	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer
	32.1 *	Section 1350 Certification of Principal Executive Officer
	32.2 *	Section 1350 Certification of Principal Financial Officer

______________

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant: ORTEC INTERNATIONAL, INC.
Date: May 13, 2005	By:	/s/ Ron Lipstein

Ron Lipstein Chief Executive Officer

Date: May 13, 2005	By:	/s/ Alan W. Schoenbart

Alan W. Schoenbart Chief Financial Officer