Form 10QSB
period 2005-06-30
ORTEC INTERNATIONAL INC
filed 2005-08-09
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

(212) 740-6999

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ____

The number of shares outstanding of the issuer’s common stock is 26,496,749 (as of July 31, 2005)

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED JUNE 30, 2005

ITEMS IN FORM 10-QSB

Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,612,502
Prepaid and other current assets	276,831
Total current assets	1,889,333
Property and equipment, net	242,467
Patent application costs, net	562,861
Deposits and other assets	175,851
Total assets	$2,870,512

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,185,998
Insurance premium financing payable	123,689
Current maturities of loan payable	103,788
Capital lease obligation - current	20,596
Current maturity of promissory notes	3,087,294
Total current liabilities	6,521,365
Obligation under revenue interest assignment	25,906,000
Promissory notes – noncurrent	71,108
Capital lease obligation - noncurrent	20,563
Total liabilities	32,519,036

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 10,000 shares;
3,557.39 shares issued and outstanding; liquidation preference $35,573,916	13,196,707
Common stock, $.001 par value; authorized, 200,000,000 shares;
26,498,749 issued and 26,496,749 outstanding	26,499
Additional paid-in capital	101,838,545
Deficit accumulated during the development stage	(143,890,606)
Treasury stock, 2,000 shares at cost	(177,645)
Deferred compensation	(642,024)
Total shareholders’ deficit	(29,648,524)
Total liabilities and shareholders’ deficit	$2,870,512

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From March 12,1991 (inception) to June 30,
	2005	2004	2005	2004	2005
Product revenue	$–	$–	$–	$–	$265,665

Expenses
Product and laboratory costs	718,190	532,242	1,940,234	1,308,011	29,106,820
Personnel	1,019,686	1,004,506	2,157,714	1,963,911	39,343,201

General and administrative	563,229	401,274	1,081,523	805,122	20,116,873
Rent	117,422	121,740	234,844	242,708	4,207,138
Consulting	–	–	–	11,895	5,702,651
Interest and other expense	1,704,057	2,124,951	3,254,221	3,749,093	23,036,051
Interest and other income	25,461	(1,540)	53,591	(17)	(2,617,056)
Loss on settlement of promissory notes	–	–	10,328,199	–	10,328,199
Lease termination costs	–	–	–	–	1,119,166
Loss on extinguishments of debt and Series A preferred shares	–	–	–	–	1,004,027
	4,148,045	4,183,173	19,050,326	8,080,723	131,347,070

Net loss	(4,148,045)	(4,183,173)	(19,050,326)	(8,080,723)	(131,081,405)

Preferred stock dividends	–	(157,250)	(17,891)	304,500	3,011,574

Preferred stock and warrants deemed dividends and discounts	2,279,653	–	4,405,627	–	5,528,627

Accretion of discount	–	–	–	–	4,269,000
Net loss applicable to common shareholders	$(6,427,698)	$(4,340,423)	$(23,438,062)	$(8,385,223)	$(143,890,606)

Net loss per share

Basic and diluted	$(.21)	$(.80)	$(.85)	$(1.55)

Weighted average shares outstanding

Basic and diluted	30,517,705	5,453,127	27,699,713	5,415,227

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock			Additional paid in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)
	Shares	Amount	Series B	Series C	Series D
March 12, 1991 (inception) to December 31, 1991 Founders	155,382	$155	–	–	–	$715	–	–	–	$870
First private placement ($3.00 per share)	21,744	22	–	–	–	64,978	–	–	–	65,000
The Director ($11.50 and $53.00 per share)	14,902	15	–	–	–	249,985	–	–	–	250,000
Second private placement ($94.25 per share)	5,302	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(21,118)	–	–	–	(21,118)
Net loss	–	–	–	–	–	–	(281,644)	–	–	(281,644)
Balance at December 31, 1991	197,330	197	–	–	–	794,555	(281,644)	–	–	513,108
Second private placement ($94.25 per share)	2,646	3	–	–	–	250,003	–	–	–	250,006
Second private placement ($94.25 per share)	2,286	2	–	–	–	215,465	–	–	–	215,467
Stock purchase agreement with the Director ($94.25 per share)	3,182	3	–	–	–	299,995	–	–	–	299,998
Share issuance expense	–	–	–	–	–	(35,477)	–	–	–	(35,477)
Net loss	–	–	–	–	–	–	(785,941)	–	–	(785,941)
Balance at December 31, 1992	205,444	205	–	–	–	1,524,541	(1,067,585)	–	–	457,161
Third private placement ($100.00 per share)	10,965	11	–	–	–	1,096,489	–	–	–	1,096,500
Third private placement ($100.00 per share)	2,250	2	–	–	–	224,998	–	–	–	225,000
Stock purchase agreement with Home Insurance Company ($90.00 per share)	11,112	11	–	–	–	999,988	–	–	–	999,999
Stock purchase agreement with the Director ($94.25 per share)	2,122	2	–	–	–	199,998	–	–	–	200,000
Shares issued in exchange for commission	60	1	–	–	–	5,999	–	–	–	6,000
Share issuance expenses	–	–	–	–	–	(230,207)	–	–	–	(230,207)
Net loss	–	–	–	–	–	–	(1,445,624)	–	–	(1,445,624)
Balance at December 31, 1993	231,953	232	–	–	–	3,821,806	(2,513,209)	–	–	1,308,829
Fourth private placement ($100.00 per share)	3,946	4	–	–	–	397,708	–	–	–	397,712
Stock purchase agreement with Home Insurance Company ($100.00 per share)	5,000	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(8,697)	–	–	–	(8,697)
Net loss	–	–	–	–	–	–	(1,675,087)	–	–	(1,675,087)
Balance at December 31, 1994	240,899	241				4,710,812	(4,188,296)	–	–	522,757
Rent forgiveness	–	–	–	–	–	40,740	–	–	–	40,740
Net loss	–	–	–	–	–	–	(1,022,723)	–	–	(1,022,723)
Balance at December 31, 1995	240,899	241	–	–	–	4,751,552	(5,211,019)	–	–	(459,226)
Initial public offering	120,000	120	–	–	–	5,999,880	–	–	–	6,000,000
Exercise of warrants	3,389	3	–	–	–	33,882	–	–	–	33,885
Fifth private placement ($64.90 per share)	95,911	96	–	–	–	6,220,701	–	–	–	6,220,797
Share issuance expenses	–	–	–	–	–	(1,580,690)	–	–	–	(1,580,690)
Stock options issued for services	–	–	–	–	–	152,000	–	–	–	152,000
Net loss	–	–	–	–	–	–	(2,649,768)	–	–	(2,649,768)
Balance at December 31, 1996	460,199	460	–	–	–	15,577,325	(7,860,787)	–	–	7,716,998
Exercise of warrants	115,878	116	–	–	–	10,822,675	–	–	–	10,822,791
Share issuance expenses	–	–	–	–	–	(657,508)	–	–	–	(657,508)
Stock options and warrants issued for services	–	–	–	–	–	660,000	–	–	–	660,000
Net loss	–	–	–	–	–	–	(4,825,663)	–	–	(4,825,663)
Balance at December 31, 1997	576,077	576	–	–	–	26,402,492	(12,686,450)	–	–	13,716,618
Exercise of warrants	22,149	22	–	–	–	1,281,935	–	–	–	1,281,957
Stock options and warrants issued for services	–	–	–	–	–	1,920,111	–	–	–	1,920,111
Sixth private placement	20,000	20	–	–	–	1,788,678	–	–	–	1,788,698
Sixth private placement – warrants issued	–	–	–	–	–	211,302	–	–	–	211,302
Share issuance expenses	–	–	–	–	–	(48,000)	–	–	–	(48,000)
Purchase of 660 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(67,272)	–	(67,272)
Net loss	–	–	–	–	–	–	(8,412,655)		–	(8,412,655)
Balance at December 31, 1998	618,226	618	–	–	–	31,556,518	(21,099,105)	(67,272)	–	10,390,759
Exercise of warrants	1,410	1	–	–	–	14,102	–	–	–	14,103
Stock options and warrants issued for services	–	–	–	–	–	64,715	–	–	–	64,715
Seventh private placement ($87.50 per share)	38,916	39	–	–	–	3,168,746	–	–	–	3,168,785
Seventh private placement – investor warrants	–	–	–	–	–	236,291	–	–	–	236,291
Seventh private placement – placement agent warrants	–	–	–	–	–	232,000	–	–	–	232,000
Eighth private placement ($55.00 per share)	163,637	164	–	–	–	8,999,838	–	–	–	9,000,002
Share issuance expenses	–	–	–	–	–	(619,908)	–	–	–	(619,908)
Purchase of 910 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(75,518)	–	(75,518)
Net loss	–	–	–	–	–	–	(10,040,509)	–	–	(10,040,509)
Balance at December 31, 1999	822,189	822	–	–	–	43,652,302	(31,139,614)	(142,790)	–	12,370,720
Exercise of options and warrants	17,554	17	–	–	–	327,265	–	–	–	327,282
Stock options and warrants issued for services	–	–	–	–		56,265	–	–	–	56,265
Ninth private placement ($150.00 per share)	6,667	7	–	–	–	999,998	–	–	–	1,000,005
Ninth private placement – placement agent warrants	–	–	–	–	–	23,000	–	–	–	23,000
Tenth private placement ($67.50 per share)	124,757	125	–	–	–	8,420,946	–	–	–	8,421,071
Share issuance expenses	–	–	–	–	–	(641,500)	–	–	–	(641,500)
Purchase of 430 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(34,855)	–	(34,855)
Net loss	–	–	–	–	–	–	(12,129,663)	–	–	(12,129,663)
Balance at December 31, 2000	971,167	971	–	–	–	52,838,276	(43,269,277)	(177,645)	–	9,392,325
Stock options issued for services	–	–	–	–	–	188,080	–	–	–	188,080
Net loss	–	–	–	–	–	–	(15,885,377)	–	–	(15,885,377)
Balance at December 31, 2001 (carried forward)	971,167	971	–	–	–	53,026,356	(59,154,654)	(177,645)	–	(6,304,972)
Exercise of options and warrants	35,720	36	–	–	–	321	–	–	–	357
Stock options and warrants issued for services	–	–	–	–	–	113,060	–	–	–	113,060
Warrants issued with convertible debentures	–	–	–	–	–	440,523	–	–	–	440,523
Warrants issued with convertible redeemable preferred stock	–	–	–	–	–	559,289	–	–	–	559,289
Convertible debenture conversion benefit	–	–	–	–	–	1,042,663	–	–	–	1,042,663
Redeemable convertible preferred stock conversion benefit	–	–	–	–	–	1,097,886	–	–	–	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	–	–	9,382,742	–	–	–	–	–	–	9,382,742
Warrants issued and exercised with preferred stock	938,275	938	(3,479,043)	–	–	3,485,443	–	–	–	7,338
Shares issuance costs – preferred stock	–	–	(866,612)	–	–	304,615	–	–	–	(561,997)
Preferred stock dividends	375,315	375	–	–		1,125,559	(1,125,934)	–	–	–
Net loss	–	–	–	–	–	–	(21,578,021)	–	–	(21,578,021)
Balance at December 31, 2002	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock			Additional paid-in capital	Deficit accumulated during the development stage	Treasury Stock	Deferred compensation	Total shareholders’ equity (deficit)
	Shares	Amount	Series B	Series C	Series D
Balance at December 31, 2002 (brought forward)	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)
Exercise of options and warrants	398,750	399	–	–	–	12,567	–	–	–	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	–	–	2,000,000	5,690,000	–	–	–	–	–	7,690,000
Warrants issued with preferred stock	–	–	(490,567)	(1,225,632)	–	1,716,199	–	–	–	–
Warrants issued for services	–	–	–		–	87,000	–	–	–	87,000
Share issuance costs – preferred stock	–	–	(393,488)	(797,327)	–	359,078	–	–	–	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	2,421,556	2,422	(3,253,571)	–	–	3,251,149	–	–	–	–
Conversion of series B preferred stock into series D preferred stock (483 shares)	–	–	(2,628,602)	–	2,628,602	–	–	–	–	–
Preferred stock deemed dividends and discounts	–	–	–	–	–	4,269,000	(4,269,000)	–	–	–
Preferred stock dividends	92,308	92	–	–	–	922,985	(923,077)	–	–	–
Common stock dividend to be distributed on series C preferred stock	–	–	–	–	–	336,550	(336,550)	–	–	–
Common stock to be issued in connection with promissory notes	–	–	–	–	–	287,000	–	–	–	287,000
Adjustment for one for ten reverse stock split	74	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(15,920,504)	–	–	(15,920,504)
Balance at December 31, 2003	5,233,165	5,233	270,859	3,667,041	2,628,602	72,437,243	(103,307,740)	(177,645)	–	(24,476,407)
Common stock issued in connection with previously issued notes	157,000	157	–	–	–	(157)	–	–	–	–
Common stock issued in connection with promissory notes	331,831	332	–	–	–	745,870	–	–	–	746,202
Common stock (277,020) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	–	–	–	–	–	828,540	–	–	–	828,540
Common stock issued in connection with exercise of warrants	32,460	32	–	–	–	293	–	–	–	325
Conversion of 35.62 shares of series C preferred stock into common stock	106,872	107	–	(137,752)	–	137,645	–	–	–	–
Payment of dividends on 35.62 shares of series C preferred stock in common stock	13,743	14	–	–	–	30,085	(30,099)	–	–	–
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	496,981	497	–	–	939,050	498,472	–	–	–	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	–	–	–	–	–	613,805	(613,805)	–	–	–
Option issued to director for services	–	–	–	–	–	398,574	–	–	–	398,574
Warrant issued for services	–	–	–	–	–	94,393	–	–	–	94,393
Warrant issued in connection with lease	–	–	–	–	–	18,500	–	–	–	18,500
Share issuance expenses	–	–	–	–	–	(26,600)	–	–	–	(26,600)
Special warrant offer deemed dividends	–	–	–	–	–	1,123,000	(1,123,000)	–	–	–
Net loss	–	–	–	–	–	–	(15,377,900)	–	–	(15,377,900)
Balance at December 31, 2004	6,372,052	6,372	270,859	3,529,289	3,567,652	76,899,663	(120,452,544)	(177,645)	–	$(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	277,020	277	–	–	274,500	(274,777)	–	–	–	–
January 2005 private placement:
Common stock issued in connection with private placement	6,483,962	6,484	–	–	–	4,772,116	–	–	–	4,778,600
Common stock and series D preferred (1,720.16) shares) issued in connection with promissory note conversion	7,953,123	7,953	–	–	5,733,853	14,887,606	–	–	–	20,629,412
Common stock and series D preferred (1,086.21) shares) issued in connection with Series C preferred exchange	3,283,682	3,284	–	(3,529,289)	3,620,702	2,011,770	(2,106,467)	–	–	–
Common stock issued in connection with February 2005 private placement	120,000	120	–	–	–	86,153	–	–	–	86,273
Common stock issued in connection with exercise of additional investment right from January 2005 placement	153,263	153	–	–	–	114,794	–	–	–	114,947
Common stock issued in connection with exchange for series B preferred stock	220,647	221	(270,859)	–	–	272,254	(1,616)	–	–	–
Common stock issued to officers	1,635,000	1,635	–	–	–	777,109	–	–	(642,024)	136,720
Modifications of Series E warrant prices	–	–	–	–	–	2,293,110	(2,279,653)	–	–	13,457
Share issuance expenses	–	–	–	–	–	(1,253)	–	–	–	(1,253)
Net loss	–	–	–	–	–	–	(19,050,326)	–	–	(19,050,326)
Balance at June 30, 2005	26,498,749	$26,499	–	–	$13,196,707	$101,838,545	$(143,890,606)	$ (177,645)	$(642,024)	$(29,648,524)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		Cumulative from March 12, 1991 (inception) to June 30, 2005
	2005	2004
Cash flows from operating activities
Net loss	$(19,050,326)	$(8,080,723)	$(131,081,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	174,616	262,003	4,751,913
Allowance for doubtful accounts	–	–	5,374
Unrealized loss on marketable securities	–	–	11,404
Realized loss on marketable securities	–	–	5,250
Gain on sale of property and equipment	–	(26,802)	(58,642)
Loss on settlement of promissory notes	10,328,199	–	10,328,199
Cost to terminate lease on New Jersey facility	–	–	836,032
Non-cash stock compensation	136,720	–	3,471,951
Non-cash interest	29,178	697,575	2,583,585
Non-cash imputed interest	3,167,890	2,824,684	19,259,150
Gain on loan adjustment	–	–	(236,000)
Loss on extinguishment of debt and series A preferred stock	–	–	1,004,027
Purchase of marketable securities	–	–	(19,075,122)
Sales of marketable securities	–	–	19,130,920
Other	13,457	–	13,457
Changes in operating assets and liabilities
Prepaid and other current assets	(147,893)	(246,739)	(185,947)
Accounts payable and accrued liabilities	(1,051,610)	48,902	5,125,347
Net cash used in operating activities	(6,399,769)	(4,521,100)	(84,110,507)

Cash flows from investing activities
Purchases of property and equipment	(39,056)	(59,033)	(4,586,398)
Proceeds from sale of property and equipment	–	14,025	145,926
Payments for patent applications	(18,949)	(37,563)	(1,039,655)
Organization costs	–	–	(10,238)
Deposits	–	–	(806,273)
Purchases of marketable securities	–	–	(594,986)
Sale of marketable securities	–	–	522,532
Net cash used in investing activities	(58,005)	(82,571)	(6,369,092)

Cash flows from financing activities
Proceeds from issuance of notes payable	3,026,700	3,890,000	13,188,826
Proceeds from issuance of common stock	4,978,567	–	58,529,089
Proceeds from exercise of warrants	–	–	1,359,004
Proceeds from insurance premium financing	220,000	280,000	500,000
Share issuance expenses and other financing costs	–	(55,914)	(5,370,013)
Purchase of treasury stock	–	–	(177,645)
Proceeds from issuance of loan payable	–	–	1,446,229
Proceeds from obligations under revenue interest assignment	–	–	10,000,000
Proceeds from issuance of convertible debentures	–	–	5,908,000
Proceeds from issuance of preferred stock-
Series A	–	–	1,200,000
Series B	–	–	3,070,000
Series C	–	–	5,690,000
Advances received	–	–	130,000
Repayment of capital lease obligations	(45,175)	(78,366)	(563,904)
Repayment of loan payable	(99,674)	(82,632)	(1,135,373)
Repayment of obligations under revenue interest assignment	–	–	(11,414)
Repayment of insurance premium financing payable	(96,311)	(154,291)	(376,311)
Repayment of promissory notes	(141,201)	–	(778,887)
Repayment of notes payable	–	(208,724)	(515,500)
Net cash provided by financing activities	7,842,906	3,590,523	92,092,101

Net Increase (Decrease) In Cash And Cash Equivalents	1,385,132	(1,013,148)	1,612,502
CASH AND CASH EQUIVALENTS
Beginning of period	227,370	1,328,387	–
End of period	$1,612,502	$315,239	$1,612,502

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six months ended June 30,		Cumulative from March 12, 1991 (inception) to June 30, 2005
	2005	2004
Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$7,717	$52,462	$628,523
Deferred offering costs included in accrued professional fees	–	–	314,697
Financing costs – other long-term obligations	–	–	59,500
Forgiveness of rent payable	–	–	40,740
Share issuance expenses – warrants	–	–	255,000
Deferred compensation	778,744	–	778,744
Dividends on series B preferred stock paid in common shares	–	20,000	2,099,011
Dividends on series C preferred stock paid in common shares	(17,891)	284,500	576,013
Accretion of discount on preferred stock and warrants	4,405,627	–	9,797,627
Series B preferred stock converted to common stock	270,859	–	270,859
Series C preferred stock exchanged for common stock	3,529,289	–	3,529,289
Issuance of series D preferred stock in lieu of common stock	9,629,055	–	9,629,055
Share issuance expenses for series B preferred stock incurred through issuance of warrants	–	–	391,307
Share issuance expenses for series C preferred stock incurred through issuance of warrants	–	–	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	–	–	2,628,602
Equipment transferred in satisfaction of deposit	–	25,000	100,000
Discount on promissory notes	–	510,150	1,033,202
Accounts payable converted to promissory notes	–	837,468	837,468
Advances converted to promissory notes	–	130,000	130,000
Warrant issued in connection with lease	–	18,500	18,500
Promissory notes forgiven for warrant participation	–	–	100,000
Promissory notes repaid with common stock	9,626,626	–	9,626,626
Promissory notes interest due repaid with common stock	674,587	–	674,587
Conversion of series C preferred stock into common stock	–	–	137,645
Contribution of capital of amount due to founder	–	–	398,967

Cash paid for interest	$35,018	$135,248	$752,874

Cash paid for income taxes	$–	$500	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004, and for the period from March 12, 1991 (inception) to June 30, 2005, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2005, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, results of operations for the three and six month periods ended June 30, 2005 and 2004, and from March 12, 1991 (inception) through June 30, 2005, and statements of shareholders’ equity (deficit) from March 12, 1991 (inception) through June 30, 2005 and cash flows for the six month period ended June 30, 2005 and 2004, and for the period from March 12, 1991 (inception) to June 30, 2005, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2004 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and six month period ended June 30, 2005, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with one of these indications. Revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations, such as venous stasis ulcers. We completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. On April 25, 2005 the FDA advised us that additional clinical data would be required to demonstrate reasonable assurance of safety and effectiveness of ORCEL in patients with venous stasis ulcers, to allow for PMA of ORCEL for treatment of venous stasis ulcers. In late June 2005, an agreement was reached with the FDA on the parameters of a 60 patient confirmatory trial. We have initiated the preliminary steps required for the various clinical sites and expect to begin the trial shortly.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $23.4 million during the six months ended June 30, 2005, and, as of that date, our current liabilities exceeded our current assets by $4.6 million, our total liabilities exceeded our total assets by $29.6 million and we have a deficit accumulated in the development stage of $143.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the first half of 2005, we raised gross proceeds of $5.6 million through private placements of our common stock and received net proceeds of approximately $3 million from a convertible note offering. Additionally we converted $9.6 million of promissory notes and $.7 million of accrued interest into, and all of the outstanding shares of our Series B and C preferred stock were exchanged by the holders for, our common stock.

We expect to incur obligations of approximately $800,000 per month primarily for personnel and rent, insurance, fees to Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial data necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2005. We believe that our cash and cash equivalents on hand at June 30, 2005, (approximately $1.6 million), as well as the additional funds we will need to raise in 2005, may enable us to continue our operations for the next twelve months. Additionally, we are continuing our equity financing efforts with an investment banking firm. Our funds on hand should carry us through August 2005. We therefore expect to raise funds shortly. There can be no assurances that we can raise additional funds.

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

NOTE 3 - NET LOSS PER SHARE

As of June 30, 2005, an aggregate of 15,509,264 outstanding warrants and options and an aggregate of 14,229,566 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations as the effect was antidilutive. Basic and diluted loss per share for the quarter and six months ended June 30, 2005 includes warrants to purchase 12,043,445 shares of common stock, exercisable at $.001 per share reflected as outstanding from the date of grant.

As of June 30, 2004, an aggregate of 4,782,998 outstanding warrants and options and an aggregate of 4,976,539 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.00 for the Series B, C, and D preferred respectively, were excluded from the weighted average share calculations as the effect was antidilutive. Basic and diluted loss per share for the quarter and six months ended June 30, 2004 includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

NOTE 4 – EMPLOYEES STOCK OPTION PLAN

As permitted by SFAS 148, we continue to account for our employee stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in our net loss for the quarter and six months ended June 30, 2005 and 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and six months ended June 30, 2005 and 2004, had we applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	Quarter ended June 30, 2005	Six months ended June 30, 2005	Quarter ended June 30, 2004	Six months ended June 30, 2004
Net loss applicable to common shareholders, as reported	$(6,427,698)	$(23,438,062)	$(4,340,423)	$(8,385,223)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(26,925)	(53,851)	(89,000)	(178,000)
Pro forma net loss	$(6,454,623)	$(23,491,913)	$(4,429,423)	$(8,563,223)
Loss per share:
Basic and Diluted – as reported	$(0.21)	$(0.85)	$(0.80)	$(1.55)
Basic and Diluted – pro forma	$(0.21)	$(0.85)	$(0.81)	$(1.58)

We estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black Scholes option pricing model with the following assumptions:

	Quarter ended June 30, 2005	Six months ended June 30, 2005	Quarter ended June 30, 2004	Six months ended June 30, 2004
Expected life (years)	7	7	7	7
Expected volatility	.82	.84	.80	.80

The risk free rates for 2005 and 2004 were based upon the U.S. treasury instrument rates for the three months ended June 30, with maturity approximating the expected term. The weighted average interest rate in 2005 and 2004 amounted to 2.7% and 3.8%, respectively.

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

NOTE 5 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the six months ended June 30, 2005:

	Stock Options	Warrants	Total
Balance at December 31, 2004	1,802,724	988,603	2,791,327
Granted	8,000	24,772,997	24,780,997
Expired or cancelled	(15,749)	(3,866)	(19,615)
Balance at June 30, 2005	1,794,975	25,757,734	27,552,709

1,374,400 of the above outstanding stock options were granted outside of our employee stock option plan.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2005:

Accounts payable	$1,908,134
Accrued compensation	622,178
Accrued expenses	289,289
Accrued professional fees	235,168
Bank overdraft	81,229
Deferred income	50,000
$3,185,998

Accounts payable includes $37,000 due to a related party, Hapto/Ortec Collaboration, LLC.

NOTE 7 – FINANCING TRANSACTIONS

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

The Series E Warrants, with certain exceptions, provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E Warrants, then the exercise price of the Series E Warrants will be reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock.

Commencing 24 months after the Closing Date, subject to a registration statement then being effective for the common stock underlying the warrants, the warrants may be redeemed by us if our common stock closes above $3.60 for ten consecutive trading days. The warrants contain cashless exercise as well as customary anti-dilution provisions.

In connection with these transactions, we paid our placement agent in the transactions commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent and his assigns received warrants to purchase 2,728,376 shares of our common stock exercisable at $0.95 per share. We paid $84,372 in legal and accounting expenses in connection with the private placement. At any time in the next three years, we will pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise of the warrants issued to the investors who purchased shares of common stock for cash in the private placement. We also entered into an agreement under which the placement agent will provide financial advisory services to us until September 30, 2005, for a fee of $250,000. The fee is being amortized over the period of service. We recorded a charge of approximately $166,000 for the first half of 2005 related to this agreement. The agreement provides that payment of such fee will be deferred until our cash balance exceeds $10,000,000.

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

During 2003, an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones and if issued will contain certain vesting and payout provisions. On January 5, 2005 we issued 1,000,000 and 340,000 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005 we granted the remaining 460,000 shares of our common stock to certain executive officers and other employees. We issued an aggregate of 295,000 shares to our Chief Operating and Chief Financial Officers. Grants of an additional aggregate of 165,000 shares to three employees were conditioned on meeting certain performance criteria. Until such time as the three employees meet the performance criteria, the fair value of the 165,000 shares will be adjusted at each reporting period. The related charges will be reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. Assuming achievement of the performance criteria the total 1,800,000 shares will vest in five equal monthly installments commencing January 1, 2007. However, the portion of the shares not vested will be forfeited if the officer or employee is then no longer employed by us. Pursuant to our agreements with these individuals these shares will be forfeited

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

by them if at any time prior to January 1, 2007 we no longer employ such person. The shares may only be sold in five monthly installments commencing January 1, 2007. We recorded a charge to deferred compensation of $778,744 based on the fair value of the restricted shares related to these grants. The deferred compensation for the 1,635,000 issued shares is being amortized over the 29-month vesting period. Included in general and administrative expense is a charge of $136,720 for the six months ended June 30, 2005 reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares for which we will pay their tax obligation.

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

We had undertaken to register all shares of our common stock in our January 5 and February 9, 2005 private offerings as well as all shares of our common stock issuable upon exercise of all the warrants and conversion of Series D preferred stock issued in the January 5, 2005 offering, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which we filed on March 31, 2005. In April 2005, in consideration for the waiving of penalties we would have to pay for failure to file our registration statement at a date no later than April 13, 2005, we entered into agreements with our Series E Warrant holders who purchased our common stock and received registration rights in our January 5 and February 9, 2005 private offerings, to modify the price of their Series E Warrants from $1.80 to $1.50. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $67,217.

Beginning May 27, 2005 and thereafter, we received gross proceeds of $3,186,000 through the issuance of 8% promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest shall automatically convert into equity securities issued by us in an equity financing or a combination of equity financings with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times. In consideration of such financing the exercise price of the noteholder’s warrants to purchase 11,983,445 shares of common stock received in our January 5, 2005 private placement where we sold stock at $.83 per share, were reduced from an exercise price of $1.80 and $1.50 per share to an exercise price of $.001 per share. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $2,212,436. Additionally, an investor holding in excess of 9.99% of our shares on a fully diluted basis who purchased $150,000 of those promissory notes, entered into a funding commitment for an additional $1,208,000. The exercise of such investor’s repriced warrants to purchase 3,618,797 shares of our common stock is limited to an amount determined by multiplying the 3,618,797 warrants by the percentage of the $1,358,000 commitment actually funded. Such investor must provide us with such additional $1,208,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. We paid a cash fee of 5% of the gross loan proceeds to our financial advisor in connection with such loans.

On June 16, 2005, the designation establishing the rights and preferences of our Series B and C convertible preferred stock, of which no shares were any longer outstanding, was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series B and C convertible preferred stock.

NOTE 8 - SUBSEQUENT EVENTS

On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Cambrex Bio Science Walkersville, Inc. (CBSW) whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility will be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 will be converted at $0.75 per common share, or 1,030,000 shares of common stock. Concurrently with the conversion we will also issue three year warrants to purchase 1,545,000 shares of our common stock at $1.80 per share. Each of these securities will carry certain registration rights.

On July 18, 2005, we entered into a three-month service agreement with a financial communications group whereby we agreed to grant it a warrant to purchase 50,000 shares, exercisable as follows: (i.) 25,000 shares exercisable at $0.50 per share, which shall vest immediately, and (ii.) 25,000 shares exercisable at $1.00 per share, which shall vest upon the Company and the financial communications group extending the term of the service agreement.

Item 2. MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements:

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with one of these indications. Revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of the typical type of venous stasis ulcers, they still determined that additional data would be necessary, from an additional clinical trial, to confirm cryopreserved ORCEL’s effectiveness and safety in treating typical venous stasis ulcers. In late June 2005, an agreement was reached with the FDA on the parameters of a 60 patient confirmatory trial. We have initiated the preliminary steps required for the various clinical sites and expect to begin the trial shortly. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial.

In the past twelve months in anticipation of commercialization of ORCEL, operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. Work was also ongoing in the area of process improvements to reduce the cost of producing ORCEL and for producing larger size batches. We were also expanding cell lines producing the cells required to produce ORCEL. Development efforts were also ongoing to improve the process, and reduce the cost of, producing our collagen sponge matrix, which included developing alternative sources of supply of bovine hide collagen and various grades of sponges that could provide new business opportunities.

During this time we enhanced and partially validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Cambrex. We also validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Additionally we optimized the process for the production of collagen sponges at our collagen sponge contract manufacturer, and identified a “BSE-free” source of corium for collagen.

In the commercial manufacturing area, we transferred the ORCEL manufacturing process to Cambrex. We submitted our manufacturing process to the FDA as part of the PMA application and received no significant comments from the FDA.

Our current plan of operation is that projects that are close to completion and add immediate value to the product will be continued and brought to completion. These projects include a cell factory process to provide for the ability for cell expansion which will facilitate the production of additional cell inventory. These projects are expected to be completed in December 2005. Projects of longer duration will be delayed, or may be accomplished at Cambrex. Preliminary discussions with Cambrex on this approach have taken place with respect to transfer of our cell expansion processes as well as longer duration projects. The costs associated with these projects will be negotiated with Cambrex.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months.

•	Development and transfer to Cambrex of a doubling of the ORCEL production lot size,
•	Production of cell inventory,
•	Complete development of the cell factory project,
•	Develop two new foreskin derived cell lines,
•	Complete all FDA required tests and validations, and
•	Validation of “BSE-free” collagen.

The above projects will require the current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency.

Projects that we expect to co-develop with Cambrex:

•	Increased scalability, and
•	Process improvements and cost reduction projects.

Projects that we expect to defer or which may be handled by Cambrex:

•	Diabetic foot ulcer pivotal trial, and
•	Stability studies.

Additionally we plan to:

•	continue our collaboration with Hapto Biotech Inc. in developing an advanced biomaterial that may be used for wound healing as well as for cosmetic, reconstructive orthopedic and dental purposes; and
•	explore opportunities where we can leverage our cell culturing biomaterials and regulatory knowledge base and expertise.

Depending on our ability to secure funding we may invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

Liquidity Matters

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors that provided us with gross aggregate proceeds of $5,403,302 from the sale of our common stock. All of our outstanding promissory notes to investors totaling $9,626,626, including accrued interest of approximately $675,000, were exchanged for common stock and warrants valued at approximately $20,600,000 resulting in an approximate loss on extinguishment of $10,300,000. Additionally the 913 outstanding shares of Series C preferred stock were exchanged for common stock. A holder also converted its 50 shares of our Series B preferred stock into common stock. Certain purchasers, holders of our Series C preferred stock and holders of our Notes whose participation in these transactions would result in ownership of our common stock in excess of 9.99% of our outstanding shares of common stock could, and did elect to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock. Investors in this placement were given the right to purchase on the same terms additional shares of our common stock at the same price within 45 days of the original January 5, 2005 closing. We raised an additional $127,719 as a result of the exercise by certain investors of this right.

In February 2005 we completed a single private placement which raised an additional $100,000. Also in February 2005 we obtained $220,000 of short-term financing in connection with our directors and officers insurance policy.

In May 2005 we received approximately $3,000,000 net of placement fees for 8% convertible promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest shall automatically convert into equity securities issued by us in an equity financing or a combination of equity financings with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements included in Item 1, we incurred a net loss applicable to common shareholders of approximately $23,400,000 during the six months ended June 30, 2005, and, as of that date, our current liabilities exceeded our current assets by approximately $4,600,000, our total liabilities exceeded our total assets by approximately $29,600,000 and we have a deficit accumulated in the development stage of approximately $143,900,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accounting firm contains an explanatory paragraph regarding our ability to continue as a going concern.

We expect to incur obligations of approximately $800,000 per month primarily for personnel and rent, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We anticipate that we will have to raise additional funds in the next twelve months. We require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial data necessary to obtain FDA consent to market cryopreserved ORCEL for treatment of venous stasis ulcers, and provide for our general and corporate working capital requirements for the remainder of 2005. We believe that our cash and cash equivalents on hand at June 30, 2005, (approximately $1,600,000), as well as an additional funds we will need to raise in 2005, may enable us to continue our operations for the next twelve months. Our funds on hand should carry us through August 2005. We therefore expect to raise funds shortly. There can be no assurances that we can raise additional funds.

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). Although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $25,906,000, the amount for which PRF could compel us to repurchase their revenue interest at June 30, 2005. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of June 30, 2005 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount necessary to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 11 of the consolidated financial statements included in Item 7 on our Form 10-KSB, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that PRF will need us to sell, over the remaining approximate six years under our agreement, at least $300,000,000 of ORCEL to recoup an amount approximately equivalent to their initia1 $10,000,000 investment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005.

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

	Six months ended June 30,
	2005	2004
Net loss applicable to common shareholders	$(23,438,062)	$(8,385,223)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	10,328,199	–
Loss on settlement with warrants - other	13,457	–
Gain on sale of property and equipment	–	(26,802)
Preferred dividends accrued	(17,891)	304,500
Preferred stock deemed dividends	4,405,627	–
Non-cash stock compensation	136,720	–
Non-cash imputed interest	3,167,890	2,824,684
Non-cash interest	29,178	697,575
Depreciation and amortization	174,616	262,003
EBITDA	$(4,200,266)	$(4,323,263)

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(e) and 15-d - 15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rules 13a - 15 or Rule 15d-15, as of June 30, 2005 (“Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first half of 2005, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibit No.	Description

31.1 *	Rule 13a-14(a) / 15d - 14 (a) Certification of Principal Executive Officer

31.2 *	Rule 13a-14(a) / 15d - 14 (a) Certification of Principal Financial Officer

32.1 *	Section 1350 Certification of Principal Executive Officer

32.2 *	Section 1350 Certification of Principal Financial Officer

______________

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:
ORTEC INTERNATIONAL, INC.
Date: August 9, 2005	By:	/s/ Ron Lipstein
Ron Lipstein Chief Executive Officer

Date: August 9, 2005	By:	/s/ Alan W. Schoenbart
Alan W Schoenbart Chief Financial Officer