Form 10QSB
period 2005-09-30
ORTEC INTERNATIONAL INC
filed 2005-11-10
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ____________
Commission file number 0-27368

ORTEC INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

11-3068704

(I.R.S. Employer Identification No.)

3960 Broadway

New York, New York 10032

(Address of principal executive offices)

(212) 740-6999

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

The number of shares outstanding of the issuer’s common stock is 48,686,249 (as of October 31, 2005)

ORTEC INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED SEPTEMBER 30, 2005

ITEMS IN FORM 10-QSB

Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$101,147
Prepaid and other current assets	204,941
Total current assets	306,088
Property and equipment, net	209,871
Patent application costs, net	563,475
Deposits and other assets	174,363
Total assets	$1,253,797

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,689,971
Insurance premium financing payable	49,922
Current maturities of loan payable	52,419
Capital lease obligation - current	15,536
Current maturity of promissory notes	3,509,648
Obligation under revenue interest assignment	27,680,000
Total current liabilities	34,997,496
Promissory notes – noncurrent	60,647
Capital lease obligation - noncurrent	15,337
Total liabilities	35,073,480

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 10,000 shares; 3,557.39 shares issued and outstanding; liquidation preference $35,573,916	13,196,707
Common stock, $.001 par value; authorized, 200,000,000 shares; 27,550,560 issued and 27,548,560 outstanding	27,551
Additional paid-in capital	101,835,035
Deficit accumulated during the development stage	(148,135,517)
Treasury stock, 2,000 shares at cost	(177,645)
Deferred compensation	(565,814)
Total shareholders’ deficit	(33,819,683)
Total liabilities and shareholders’ deficit	$1,253,797

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative From March 12,1991 (inception) to Sept. 30, 2005
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Product revenue	$–	$–	$–	$–	$265,665

Expenses
Product and laboratory costs	847,279	775,729	2,787,513	2,083,740	29,954,099
Personnel	852,254	936,172	3,009,968	2,900,083	40,195,156
General and administrative	412,795	530,505	1,494,318	1,362,429	20,529,969
Rent	119,692	120,748	354,536	363,456	4,326,829
Consulting	–	650	–	12,545	5,702,651
Interest and other expense	1,981,250	2,022,725	5,235,471	5,771,818	25,017,301
Interest and other income	31,641	(236,000)	85,232	(262,819)	(2,585,416)
Loss on settlement of promissory notes	–	–	10,328,199	–	10,328,199
Lease termination costs	–	–	–	–	1,119,166
Loss on extinguishments of debt and Series A preferred shares	–	–	–	–	1,004,027
	4,244,911	4,150,529	23,295,237	12,231,252	135,591,981

Net loss	(4,244,911)	(4,150,529)	(23,295,237)	(12,231,252)	(135,326,316)

Preferred stock dividends	–	154,190	(17,891)	458,690	3,011,574
Preferred stock and warrants deemed dividends and discounts	–	–	4,405,627	–	5,528,627
Accretion of discount	–	–	–	–	4,269,000
Net loss applicable to common shareholders	$(4,244,911)	$(4,304,719)	$(27,682,973)	$(12,689,942)	$(148,135,517)

Net loss per share

Basic and diluted	$(.11)	$(.76)	$(.88)	$(2.30)

Weighted average shares outstanding

Basic and diluted	38,540,194	5,697,182	31,352,915	5,518,194

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Deficit accumulated during the development stage

						Additional paid-in capital				Total shareholders’ equity (deficit)
	Common Stock		Preferred Stock					Treasury stock	Deferred compensation
	Shares	Amount	Series B	Series C	Series D
March 12, 1991 (inception) to December 31, 1991
Founders	155,382	$155	–	–	–	$715	–	–	–	$870
First private placement ($3.00 per share)	21,744	22	–	–	–	64,978	–	–	–	65,000
The Director ($11.50 and $53.00 per share)	14,902	15	–	–	–	249,985	–	–	–	250,000
Second private placement ($94.25 per share)	5,302	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(21,118)	–	–	–	(21,118)
Net loss	–	–	–	–	–	–	(281,644)	–	–	(281,644)
Balance at December 31, 1991	197,330	197	–	–	–	794,555	(281,644)	–	–	513,108
Second private placement ($94.25 per share)	2,646	3	–	–	–	250,003	–	–	–	250,006
Second private placement ($94.25 per share)	2,286	2	–	–	–	215,465	–	–	–	215,467
Stock purchase agreement with the Director ($94.25 per share)	3,182	3	–	–	–	299,995	–	–	–	299,998
Share issuance expense	–	–	–	–	–	(35,477)	–	–	–	(35,477)
Net loss	–	–	–	–	–	–	(785,941)	–	–	(785,941)
Balance at December 31, 1992	205,444	205	–	–	–	1,524,541	(1,067,585)	–	–	457,161
Third private placement ($100.00 per share)	10,965	11	–	–	–	1,096,489	–	–	–	1,096,500
Third private placement ($100.00 per share)	2,250	2	–	–	–	224,998	–	–	–	225,000
Stock purchase agreement with Home Insurance Company ($90.00 per share)	11,112	11	–	–	–	999,988	–	–	–	999,999
Stock purchase agreement with the Director ($94.25 per share)	2,122	2	–	–	–	199,998	–	–	–	200,000
Shares issued in exchange for commission	60	1	–	–	–	5,999	–	–	–	6,000
Share issuance expenses	–	–	–	–	–	(230,207)	–	–	–	(230,207)
Net loss	–	–	–	–	–	–	(1,445,624)	–	–	(1,445,624)
Balance at December 31, 1993	231,953	232	–	–	–	3,821,806	(2,513,209)	–	–	1,308,829
Fourth private placement ($100.00 per share)	3,946	4	–	–	–	397,708	–	–	–	397,712
Stock purchase agreement with Home Insurance Company ($100.00 per share)	5,000	5	–	–	–	499,995	–	–	–	500,000
Share issuance expense	–	–	–	–	–	(8,697)	–	–	–	(8,697)
Net loss	–	–	–	–	–	–	(1,675,087)	–	–	(1,675,087)
Balance at December 31, 1994	240,899	241				4,710,812	(4,188,296)	–	–	522,757
Rent forgiveness	–	–	–	–	–	40,740	–	–	–	40,740
Net loss	–	–	–	–	–	–	(1,022,723)	–	–	(1,022,723)
Balance at December 31, 1995	240,899	241	–	–	–	4,751,552	(5,211,019)	–	–	(459,226)
Initial public offering	120,000	120	–	–	–	5,999,880	–	–	–	6,000,000
Exercise of warrants	3,389	3	–	–	–	33,882	–	–	–	33,885
Fifth private placement ($64.90 per share)	95,911	96	–	–	–	6,220,701	–	–	–	6,220,797
Share issuance expenses	–	–	–	–	–	(1,580,690)	–	–	–	(1,580,690)
Stock options issued for services	–	–	–	–	–	152,000	–	–	–	152,000
Net loss	–	–	–	–	–	–	(2,649,768)	–	–	(2,649,768)
Balance at December 31, 1996	460,199	460	–	–	–	15,577,325	(7,860,787)	–	–	7,716,998
Exercise of warrants	115,878	116	–	–	–	10,822,675	–	–	–	10,822,791
Share issuance expenses	–	–	–	–	–	(657,508)	–	–	–	(657,508)
Stock options and warrants issued for services	–	–	–	–	–	660,000	–	–	–	660,000
Net loss	–	–	–	–	–	–	(4,825,663)	–	–	(4,825,663)
Balance at December 31, 1997	576,077	576	–	–	–	26,402,492	(12,686,450)	–	–	13,716,618
Exercise of warrants	22,149	22	–	–	–	1,281,935	–	–	–	1,281,957
Stock options and warrants issued for services	–	–	–	–	–	1,920,111	–	–	–	1,920,111
Sixth private placement	20,000	20	–	–	–	1,788,678	–	–	–	1,788,698
Sixth private placement – warrants issued	–	–	–	–	–	211,302	–	–	–	211,302
Share issuance expenses	–	–	–	–	–	(48,000)	–	–	–	(48,000)
Purchase of 660 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(67,272)	–	(67,272)
Net loss	–	–	–	–	–	–	(8,412,655)		–	(8,412,655)
Balance at December 31, 1998	618,226	618	–	–	–	31,556,518	(21,099,105)	(67,272)	–	10,390,759
Exercise of warrants	1,410	1	–	–	–	14,102	–	–	–	14,103
Stock options and warrants issued for services	–	–	–	–	–	64,715	–	–	–	64,715
Seventh private placement ($87.50 per share)	38,916	39	–	–	–	3,168,746	–	–	–	3,168,785
Seventh private placement – investor warrants	–	–	–	–	–	236,291	–	–	–	236,291
Seventh private placement – placement agent warrants	–	–	–	–	–	232,000	–	–	–	232,000
Eighth private placement ($55.00 per share)	163,637	164	–	–	–	8,999,838	–	–	–	9,000,002
Share issuance expenses	–	–	–	–	–	(619,908)	–	–	–	(619,908)
Purchase of 910 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(75,518)	–	(75,518)
Net loss	–	–	–	–	–	–	(10,040,509)	–	–	(10,040,509)
Balance at December 31, 1999	822,189	822	–	–	–	43,652,302	(31,139,614)	(142,790)	–	12,370,720
Exercise of options and warrants	17,554	17	–	–	–	327,265	–	–	–	327,282
Stock options and warrants issued for services	–	–	–	–		56,265	–	–	–	56,265
Ninth private placement ($150.00 per share)	6,667	7	–	–	–	999,998	–	–	–	1,000,005
Ninth private placement – placement agent warrants	–	–	–	–	–	23,000	–	–	–	23,000
Tenth private placement ($67.50 per share)	124,757	125	–	–	–	8,420,946	–	–	–	8,421,071
Share issuance expenses	–	–	–	–	–	(641,500)	–	–	–	(641,500)
Purchase of 430 shares of treasury stock (at cost)	–	–	–	–	–	–	–	(34,855)	–	(34,855)
Net loss	–	–	–	–	–	–	(12,129,663)	–	–	(12,129,663)
Balance at December 31, 2000	971,167	971	–	–	–	52,838,276	(43,269,277)	(177,645)	–	9,392,325
Stock options issued for services	–	–	–	–	–	188,080	–	–	–	188,080
Net loss	–	–	–	–	–	–	(15,885,377)	–	–	(15,885,377)
Balance at December 31, 2001	971,167	971	–	–	–	53,026,356	(59,154,654)	(177,645)	–	(6,304,972)
Exercise of options and warrants	35,720	36	–	–	–	321	–	–	–	357
Stock options and warrants issued for services	–	–	–	–	–	113,060	–	–	–	113,060
Warrants issued with convertible debentures	–	–	–	–	–	440,523	–	–	–	440,523
Warrants issued with convertible redeemable preferred stock	–	–	–	–	–	559,289	–	–	–	559,289
Convertible debenture conversion benefit	–	–	–	–	–	1,042,663	–	–	–	1,042,663
Redeemable convertible preferred stock conversion benefit	–	–	–	–	–	1,097,886	–	–	–	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	–	–	9,382,742	–	–	–	–	–	–	9,382,742
Warrants issued and exercised with preferred stock	938,275	938	(3,479,043)	–	–	3,485,443	–	–	–	7,338
Shares issuance costs – preferred stock	–	–	(866,612)	–	–	304,615	–	–	–	(561,997)
Preferred stock dividends	375,315	375	–	–		1,125,559	(1,125,934)	–	–	–
Net loss	–	–	–	–	–	–	(21,578,021)	–	–	(21,578,021)
Balance at December 31, 2002 (carried forward)	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Deficit accumulated during the development stage
						Additional paid-in capital				Total shareholders’ equity (deficit)
	Common Stock		Preferred Stock					Treasury Stock	Deferred compensation
	Shares	Amount	Series B	Series C	Series D
Balance at December 31, 2002 (brought forward)	2,320,477	2,320	5,037,087	–	–	61,195,715	(81,858,609)	(177,645)	–	(15,801,132)
Exercise of options and warrants	398,750	399	–	–	–	12,567	–	–	–	12,966
Issuance of preferred stock: series B (200									–
shares), series C (948 shares)	–	–	2,000,000	5,690,000	–	–	–	–	–	7,690,000
Warrants issued with preferred stock	–	–	(490,567)	(1,225,632)	–	1,716,199	–	–	–	–
Warrants issued for services	–	–	–		–	87,000	–	–	–	87,000
Share issuance costs – preferred stock	–	–	(393,488)	(797,327)	–	359,078	–	–	–	(831,737)
Conversion of series B preferred stock (605									–
shares) into common stock	2,421,556	2,422	(3,253,571)	–	–	3,251,149	–	–	–	–
Conversion of series B preferred stock into									–
series D preferred stock (483 shares)	–	–	(2,628,602)	–	2,628,602	–	–	–	–	–
Preferred stock deemed dividends and discounts	–	–	–	–	–	4,269,000	(4,269,000)	–	–	–
Preferred stock dividends	92,308	92	–	–	–	922,985	(923,077)	–	–	–
Common stock dividend to be distributed on									–
series C preferred stock	–	–	–	–	–	336,550	(336,550)	–	–	–
Common stock to be issued in connection with									–
promissory notes	–	–	–	–	–	287,000	–	–	–	287,000
Adjustment for one for ten reverse stock split	74	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(15,920,504)	–	–	(15,920,504)
Balance at December 31, 2003	5,233,165	5,233	270,859	3,667,041	2,628,602	72,437,243	(103,307,740)	(177,645)	–	(24,476,407)
Common stock issued in connection with									–
previously issued notes	157,000	157	–	–	–	(157)	–	–	–	–
Common stock issued in									–
connection with promissory notes	331,831	332	–	–	–	745,870	–	–	–	746,202
Common stock (277,020) and 34.31 shares of									–
series D preferred to be issued in connection									–
with agreements which extended due date of									–
promissory notes	–	–	–	–	–	828,540	–	–	–	828,540
Common stock issued in connection with exercise									–
of warrants	32,460	32	–	–	–	293	–	–	–	325
Conversion of 35.62 shares of series C preferred									–
stock into common stock	106,872	107	–	(137,752)	–	137,645	–	–	–	–
Payment of dividends on 35.62 shares of series C									–
preferred stock in common stock	13,743	14	–	–	–	30,085	(30,099)	–	–	–
Common stock and series D preferred (233.83									–
shares) issued in connection with special									–
warrant offer	496,981	497	–	–	939,050	498,472	–	–	–	1,438,019
Common stock dividend to be distributed on									–
series B and series C preferred stock	–	–	–	–	–	613,805	(613,805)	–	–	–
Option issued to director for services	–	–	–	–	–	398,574	–	–	–	398,574
Warrant issued for services	–	–	–	–	–	94,393	–	–	–	94,393
Warrant issued in connection with lease	–	–	–	–	–	18,500	–	–	–	18,500
Share issuance expenses	–	–	–	–	–	(26,600)	–	–	–	(26,600)
Special warrant offer deemed dividends	–	–	–	–	–	1,123,000	(1,123,000)	–	–	–
Net loss	–	–	–	–	–	–	(15,377,900)	–	–	(15,377,900)
Balance at December 31, 2004	6,372,052	6,372	270,859	3,529,289	3,567,652	76,899,663	(120,452,544)	(177,645)	–	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	277,020	277	–	–	274,500	(274.777)	–	–	–	–
January 2005 private placement:
Common stock issued in connection with private placement	6,483,962	6,484	–	–	–	4,769,616	–	–	–	4,776,100
Common stock and series D preferred (1,720.16) shares) issued in connection with promissory note conversion	7,953,123	7,953	–	–	5,733,853	14,887,606	–	–	–	20,629,412
Common stock and series D preferred (1,086.21) shares) issued in connection with Series C preferred exchange	3,283,682	3,284	–	(3,529,289)	3,620,702	2,011,770	(2,106,467)	–	–	–
Common stock issued in connection with February 2005 private placement	120,000	120	–	–	–	86,153	–	–	–	86,273
Common stock issued in connection with exercise of additional investment right from January 2005 placement	153,263	153	–	–	–	114,794	–	–	–	114,947
Common stock issued in connection with exchange for series B preferred stock	220,647	221	(270,859)	–	–	272,254	(1,616)	–	–	–
Common stock issued to officers	1,635,000	1,635	–	–	–	777,109	–	–	(565,814)	212,930
Common stock issued upon exercise of warrants	1,051,811	1,052	–	–	–	–	–	–	–	1,052
Modifications of Series E warrant prices	–	–	–	–	–	2,293,110	(2,279,653)	–	–	13,457
Warrant issued for services	–	–	–	–	–	3,240	–	–	–	3,240
Share issuance expenses	–	–	–	–	–	(5,503)	–	–	–	(5,503)
Net loss	–	–	–	–	–	–	(23,295,237)	–	–	(23,295,237)
Balance at September 30, 2005	27,550,560	$27,551	–	–	$13,196,707	$101,835,035	$(148,135,517)	$(177,645)	$(565,814)	$(33,819,683)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from March 12, 1991 (inception) to Sept. 30, 2005
	Nine months ended Sept. 30,
	2005	2004
Cash flows from operating activities
Net loss	$(23,295,237)	$(12,231,252)	$(135,326,316)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	236,087	362,917	5,510,959
Allowance for doubtful accounts	–	–	5,374
Unrealized loss on marketable securities	–	–	11,404
Realized loss on marketable securities	–	–	5,250
Gain on sale of property and equipment	–	(26,802)	(58,642)
Loss on settlement of promissory notes	10,328,199	–	10,328,199
Cost to terminate lease on New Jersey facility	–	–	836,032
Non-cash stock compensation	212,930	94,000	3,548,161
Non-cash interest	165,814	925,888	2,022,646
Non-cash imputed interest	4,941,890	4,441,253	21,033,150
Gain on loan adjustment	–	(236,000)	(236,000)
Loss on extinguishment of debt and series A preferred stock	–	–	1,004,027
Purchase of marketable securities	–	–	(19,075,122)
Sales of marketable securities	–	–	19,130,920
Other	16,697	–	16,697
Changes in operating assets and liabilities
Prepaid and other current assets	(76,003)	(218,955)	(114,057)
Accounts payable and accrued liabilities	(547,637)	862,792	5,629,320
Net cash used in operating activities	(8,017,260)	(6,026,159)	(85,727,998)

Cash flows from investing activities
Purchases of property and equipment	(45,406)	(64,184)	(4,592,748)
Proceeds from sale of property and equipment	–	14,025	145,926
Payments for patent applications	(42,088)	(41,694)	(1,062,794)
Organization costs	–	–	(10,238)
Deposits	–	–	(806,273)
Purchases of marketable securities	–	–	(594,986)
Sale of marketable securities	–	–	522,532
Net cash used in investing activities	(87,494)	(91,853)	(6,398,581)

Cash flows from financing activities
Proceeds from issuance of promissory notes	3,311,700	5,545,000	13,473,826
Proceeds from issuance of common stock	4,972,869	–	58,523,391
Proceeds from exercise of warrants	–	–	1,359,004
Proceeds from insurance premium financing	220,000	280,000	500,000
Share issuance expenses and other financing costs	–	(26,600)	(5,370,013)
Purchase of treasury stock	–	–	(177,645)
Proceeds from issuance of loan payable	–	–	1,446,229
Proceeds from obligations under revenue interest assignment	–	–	10,000,000
Proceeds from issuance of convertible debentures	–	–	5,908,000
Proceeds from issuance of preferred stock-
Series A	–	–	1,200,000
Series B	–	–	3,070,000
Series C	–	–	5,690,000
Advances received	–	–	130,000
Repayment of capital lease obligations	(57,004)	(115,704)	(575,733)
Repayment of loan payable	(151,043)	(125,216)	(1,186,742)
Repayment of obligations under revenue interest assignment	–	–	(11,414)
Repayment of insurance premium financing payable	(170,078)	(229,325)	(450,078)
Repayment of promissory notes	(147,913)	(397,932)	(785,599)
Repayment of notes payable	–	–	(515,500)
Net cash provided by financing activities	7,978,531	4,930,223	92,227,726

Net Increase (Decrease) In Cash And Cash Equivalents	(126,223)	(1,187,789)	101,147
CASH AND CASH EQUIVALENTS
Beginning of period	227,370	1,328,387	–
End of period	$101,147	$140,598	$101,147

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

			Cumulative from March 12, 1991 (inception) to Sept. 30, 2005
	Nine months ended Sept. 30,
	2005	2004
Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$7,717	$52,462	$628,523
Deferred offering costs included in accrued professional fees	–	–	314,697
Financing costs – other long-term obligations	–	–	59,500
Forgiveness of rent payable	–	–	40,740
Share issuance expenses – paid with warrants	–	–	255,000
Deferred compensation	778,744	–	778,744
Dividends on series B preferred stock paid in common shares	–	35,000	2,099,011
Dividends on series C preferred stock paid in common shares	(17,891)	423,690	576,013
Accretion of discount on preferred stock and warrants	4,405,627	–	9,797,627
Series B preferred stock converted to common stock	270,859	–	270,859
Series C preferred stock exchanged for common stock	3,529,289	–	3,529,289
Issuance of series D preferred stock in lieu of common stock	9,629,055	–	9,629,055
Conversion of Series C preferred stock into common stock	–	69,807	69,807
Share issuance expenses for series B preferred stock incurred through issuance of warrants	–	–	391,307
Share issuance expenses for series C preferred stock incurred through issuance of warrants	–	–	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	–	–	2,628,602
Equipment transferred in satisfaction of deposit	–	25,000	100,000
Discount on promissory notes	–	658,012	1,033,202
Accounts payable converted to promissory notes	–	837,468	837,468
Advances converted to promissory notes	–	130,000	130,000
Warrant issued in connection with lease	–	18,500	18,500
Promissory notes forgiven for warrant participation	–	–	100,000
Promissory notes repaid with common stock	9,626,626	–	9,626,626
Promissory notes interest due repaid with common stock	674,587	–	674,587
Conversion of series C preferred stock into common stock	–	–	137,645
Contribution of capital of amount due to founder	–	–	398,967

Cash paid for interest	$40,485	$58,984	$758,381

Cash paid for income taxes	$–	$550	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004, and for the period from March 12, 1991 (inception) to September 30, 2005, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2005, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, results of operations for the three and nine month periods ended September 30, 2005 and 2004, and from March 12, 1991 (inception) through September 30, 2005, and statements of shareholders’ equity (deficit) from March 12, 1991 (inception) through September 30, 2005 and cash flows for the nine month period ended September 30, 2005 and 2004, and for the period from March 12, 1991 (inception) to September 30, 2005, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2004 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and nine month period ended September 30, 2005, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with one of these indications. Revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations, such as venous stasis ulcers. We completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. On April 25, 2005 the FDA advised us that additional clinical data would be required to demonstrate reasonable assurance of safety and effectiveness of ORCEL in patients with venous stasis ulcers, to allow for PMA of ORCEL for treatment of venous stasis ulcers. In late June 2005, an agreement was reached with the FDA for a 60 patient confirmatory trial. We obtained FDA approval for the trial protocol in mid July 2005 and began the trial in mid August 2005. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $27.7 million during the nine months ended September 30, 2005, and, as of that date, our current liabilities exceeded our current assets by $34.7 million, our total liabilities exceeded our total assets by $33.8 million and we have a deficit accumulated in the development stage of $148.1 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2005, we raised gross proceeds of $5.6 million through private placements of our common stock and received net proceeds of approximately $3.3 million from a convertible note offering. Additionally we converted $9.6 million of promissory notes and $.7 million of accrued interest into, and all of the outstanding shares of our Series B and C preferred stock were exchanged by the holders for, our common stock.

We expect to incur obligations of approximately $850,000 per month primarily for personnel and rent, insurance, fees to Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2005. We believe that our cash and cash equivalents on hand at September 30, 2005, (approximately $.1 million),

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

together with funds we raised in October 2005 (see Note 8), as well as the additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

NOTE 3 - NET LOSS PER SHARE

As of September 30, 2005, an aggregate of 15,553,413 outstanding warrants and options and an aggregate of 14,229,566 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations as the effect was antidilutive. Basic and diluted loss per share for the quarter and nine months ended September 30, 2005 includes warrants to purchase 10,991,634 shares of common stock, exercisable at $.001 per share reflected as outstanding from the date of grant.

As of September 30, 2004, an aggregate of 4,798,164 outstanding warrants and options and an aggregate of 4,922,339 shares of common stock issuable upon the conversion of the preferred stock outstanding, if converted at $2.50, $2.00, and $2.50 for the Series B, C, and D convertible preferred stock respectively, were excluded from the weighted average share calculations as the effect was antidilutive. Basic and diluted loss per share for the quarter and nine months ended September 30, 2004 includes warrants to purchase 32,462 shares of common stock, exercisable at $.01 per share reflected as outstanding from the date of grant.

NOTE 4 – EMPLOYEES STOCK OPTION PLAN

As permitted by SFAS 148, we continue to account for our employee stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in our net loss for the quarter and nine months ended September 30, 2005 and 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share for the quarter and nine months ended September 30, 2005 and 2004, had we applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	Quarter ended Sept. 30, 2005	Nine months ended Sept. 30, 2005	Quarter ended Sept. 30, 2004	Nine months ended Sept. 30, 2004
Net loss applicable to common shareholders, as reported	$(4,244,911)	$(27,682,973)	$(4,304,719)	$(12,689,942)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(10,394)	(64,245)	(37,000)	(215,000)
Pro forma net loss	$(4,255,305)	$(27,747,218)	$(4,341,719)	$(12,904,942)
Loss per share:
Basic and Diluted – as reported	$(0.11)	$(0.88)	$(0.76)	$(2.30)
Basic and Diluted – pro forma	$(0.11)	$(0.88)	$(0.76)	$(2.34)

We estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black Scholes option pricing model with the following assumptions:

	Quarter ended Sept. 30, 2005	Nine months ended Sept. 30, 2005	Quarter ended Sept. 30, 2004	Nine months ended Sept. 30, 2004
Expected life (years)	5	5.3	7	7
Expected volatility	.86	.86	.80	.80

The risk free rates for 2005 and 2004 were based upon the U.S. treasury instrument rates for the three months ended September 30, with maturity approximating the expected term. The weighted average interest rate in 2005 and 2004 amounted to 3.6% and 3.8%, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” which establishes accounting standards for all transactions in which an entity exchanges its equity

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instruments for goods and services. This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. SFAS 123(R) must be adopted no later than periods beginning after December 15, 2005 and we expect to adopt SFAS 123(R) on the effective date. We believe the adoption of SFAS 123(R) will not have a material impact on our results of operations and earnings per share.

NOTE 5 - STOCK OPTIONS AND WARRANTS

The following represents stock option and warrant activity during the nine months ended September 30, 2005:

	Stock Options	Warrants	Total
Balance at December 31, 2004	1,802,724	988,603	2,791,327
Granted	38,000	24,797,997	24,835,997
Exercised	–	(1,051,811)	(1,051,811)
Expired or cancelled	(26,599)	(3,867)	(30,466)
Balance at September 30, 2005	1,814,125	24,730,922	26,545,047

1,374,400 of the above outstanding stock options granted to employees were granted outside of our employee stock option plan.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2005:

Accounts payable	$2,411,097
Accrued compensation	560,568
Accrued expenses	231,233
Accrued professional fees	337,250
Accrued interest	90,059
Bank overdraft	9,764
Deferred income	50,000
$3,689,971

Accounts payable includes approximately $18,000 due to a related party, Hapto/Ortec Collaboration, LLC.

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

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

As a result of our receipt of over $5,000,000 in the private placement we elected to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $0.833 purchase price. Each noteholder also received a five-year warrant to purchase one share of our common stock at $1.80 per share for each common share received, or approximately 15,000,000 Series E warrants. We recorded a loss on settlement of $10,328,199 in connection with this transaction representing the excess of the fair value of the common stock and warrants issued over the outstanding balance of the promissory notes and accrued interest.

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

In connection with these transactions, we paid Burnham Hill Partners, a division of Pali Capital (“BHP”), our placement agent, commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent and his assigns received warrants to purchase 2,728,376 shares of our common stock exercisable at $0.95 per share. We paid $86,872 in legal and accounting expenses in connection with the private placement. At any time in the next three years, we will pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise of the warrants issued to the investors who purchased shares of common stock for cash in the private placement. We also entered into an agreement under which the placement agent will provide financial advisory services to us until September 30, 2005, for a fee of $250,000. The fee is being amortized over the period of service. The agreement provided that payment of such fee would be deferred until our cash balance exceeds $10,000,000. Pursuant to a new advisory agreement dated September 23, 2005, we agreed that the placement agent may apply all or a portion of the $250,000 Advisory Fee as purchase price for the common stock and common stock purchase warrants sold in the financing which we closed October 12, 2005. See Note 8.

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

During 2003, an allocation of 1,800,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005 we issued 1,000,000 and 340,000 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005 we granted the remaining 460,000 shares of our common stock to certain executive officers and other employees. We issued an aggregate of 295,000 shares to our Chief Operating and Chief Financial Officers. Grants of an additional aggregate of 165,000 shares to three employees were conditioned on meeting certain performance criteria. Until such time as the three employees meet the performance criteria, the fair value of the 165,000 shares will be adjusted at each reporting period. The related

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

charges will be reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. Assuming achievement of the performance criteria the total 1,800,000 shares will vest in five equal monthly installments commencing January 1, 2007. However, the portion of the shares not vested will be forfeited if the officer or employee is then no longer employed by us. Pursuant to our agreements with these individuals these shares will be forfeited by them if at any time prior to January 1, 2007 we no longer employ such person. The shares may only be sold in five monthly installments commencing January 1, 2007. We recorded a charge to deferred compensation of $778,744 based on the fair value of these restricted shares. The deferred compensation for the 1,635,000 issued shares is being amortized over the 29-month vesting period. Included in general and administrative expense is a charge of $212,930 for the nine months ended September 30, 2005 reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares for which we will pay their tax obligation.

On February 2, 2005, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $220,000. The financing agreement bears interest at 7.23% and requires nine monthly payments of $25,187 beginning March 2005. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

On February 9, 2005, we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 120,000 shares of our common stock and a five-year warrant to purchase 60,000 shares of our common stock at $1.80 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 18,000 shares of our common stock exercisable at $0.95 per share. We incurred legal expenses of $3,727 for this transaction.

We had undertaken to register all shares of our common stock in our January 5 and February 9, 2005 private offerings as well as all shares of our common stock issuable upon exercise of all the warrants and conversion of Series D preferred stock issued in the January 5, 2005 offering, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which Form 10-KSB we filed on March 31, 2005. In April 2005, in consideration for the waiving of penalties we would have to pay for failure to file our registration statement at a date no later than April 13, 2005, we entered into agreements with our Series E Warrant holders who purchased our common stock and received registration rights in our January 5 and February 9, 2005 private offerings, to modify the price of their Series E Warrants from $1.80 to $1.50. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $67,217.

Beginning May 27, 2005 and thereafter, we received gross proceeds of $3,186,000 through the issuance of 8% promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest would automatically convert into equity securities issued by us in an equity financing or a combination of equity financings with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times. In consideration of such financing the exercise price of the noteholders’ Series E warrants to purchase 11,983,445 shares of common stock received in our January 5, 2005 private placement where we sold stock at $.833 per share, were reduced from an exercise price of $1.80 and $1.50 per share to an exercise price of $.001 per share. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $2,212,436. Additionally, an investor holding in excess of 9.99% of our shares on a fully diluted basis who purchased $150,000 of those promissory notes, entered into a funding commitment for an additional $1,208,000. The exercise of such investor’s repriced warrants to purchase 3,618,797 shares of our common stock is limited to an amount determined by multiplying the 3,618,797 warrants by the percentage of the $1,358,000 commitment actually funded. Such investor must provide us with such additional $1,208,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. We received $150,000 towards this amount on September 14, 2005 in the form of a loan for which we issued an 8% promissory note (to be automatically converted into our equity securities the same as our other promissory notes, described above). That leaves a balance to be paid to us under that commitment of $1,058,000. We paid a cash fee of 5% of the gross loan proceeds to our financial advisor in connection with all such loans.

On June 16, 2005, the designation establishing the rights and preferences of our Series B and C convertible preferred stock, of which no shares were any longer outstanding, was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series B or C convertible preferred stock.

On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Cambrex Bio Science Walkersville, Inc. whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility will be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 will be converted at $0.75 per common share, or 1,030,000 shares of common stock. Concurrently with the conversion we will also issue three year warrants to purchase an amount representing 1.5 times the number of shares of our common stock, or 1,545,000 shares, at $1.80 per share. Each of these securities will carry certain registration rights. At September 30, 2005, we have accrued a charge for the five month period from May 1 to September 30, 2005 based on the fair value of the 858,333 shares and warrants to purchase 1,287,500 shares of our common stock at $1.80 per share at the end of each month of use. Accordingly, we have recorded a liability of approximately $398,750 to reflect the fair value of our common stock and warrants to be issued as payment for the production suite.

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 18, 2005, we entered into a three-month service agreement with a financial communications group whereby we agreed to grant it a warrant to purchase 50,000 shares, exercisable as follows: (i.) 25,000 shares exercisable at $0.50 per share, which vested immediately, and (ii.) 25,000 shares exercisable at $1.00 per share, which shall vest upon the Company and the financial communications group extending the term of the service agreement. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $3,240 for the warrant that was immediately exercisable for 25,000 shares.

On September 14, 2005 and September 29, 2005 we received an additional $300,000 in 8% promissory notes due December 31, 2005 with similar terms to the $3,186,000 of promissory notes issued in the prior quarter.

NOTE 8 - SUBSEQUENT EVENTS

On October 12, 2005, the terms of all of the $3,486,000 of outstanding promissory notes at September 30, 2005 were amended to reduce the amount of gross proceeds we had to receive in equity financings to trigger the conversion of the notes to our equity securities, from the original $5,000,000 to $2,514,000. In consideration of this amendment the holders will receive 20,000 seven-year Series F warrants to purchase our common stock at $0.50 per common share for each $100,000 of outstanding principal amount of the note that is being converted into our equity securities. These additional warrants will be recorded as a deemed dividend based on a Black Scholes valuation.

On October 12th and 31st, 2005, in a private placement in which we agreed to issue common stock at a purchase price of $0.25 per share we received aggregate gross proceeds of $3,647,691 (approximately $2,650,000 of which was received on October 12, 2005) for which we are issuing 14,590,764 shares and each purchaser will receive our Series F common stock purchase warrants to purchase 50% of the number of common shares purchased, or warrants to purchase an aggregate of 7,295,382 shares. The Series F warrants are exercisable at $0.50 per share. Investors holding an aggregate 5,804,255 Series E warrants who purchased our common stock and Series F warrants in this most recent private placement in an amount equal to at least 40% of their past cash investments in our January 5, 2005 equity private placement (which was completed at $0.833 cents per share and in which they purchased our common stock and our Series E warrants), or who converted our promissory notes on that January 5, 2005 date to shares of our common stock and Series E warrants, had the exercise price of their Series E warrants held by them reduced to $.001 from $1.80 and $1.50 per share. The modification of the warrant value will be recorded as a deemed dividend based on a Black Scholes valuation. As a result of our receipt of gross proceeds of approximately $2,650,000 from the sale of our equity securities on October 12, 2005, all of the promissory notes we issued after May 26, 2005, were converted into an aggregate of 17,205,421 shares of our common stock, or Series D Preferred equivalent, and Series F warrants to purchase an additional aggregate 9,299,910 shares of common stock at $0.50 per share.

Purchasers whose participation in our most recent private placement whose holdings would result in ownership in excess of 9.99% of our outstanding common stock were given the option to receive our Series D preferred shares which will be convertible to the same number of shares of our common stock they would otherwise acquire in this current private placement.

The Series F warrants contain certain anti-dilution provisions. We may redeem the Series F warrants at any time after twelve months after their issuance should our common stock trade above $1.00 for ten consecutive trading days.

We are required to file a registration statement registering the shares of the common stock and the shares of our common stock issuable upon exercise of our Series F warrants, which we sold in our most recent private placement. That registration statement is required to be filed no later than January 6, 2006. We are required to use our best efforts to have the registration statement declared effective within 60 business days thereafter. If the registration statement is not filed by January 6, 2006, or is not declared effective within 90 business days of its filing we must pay the investors cash liquidated damages equal to 1.5% of the amount they invested in the current private placement for the first 30 days of our default, and 1% of the amount invested for each 30 days thereafter.

BHP received a cash fee equal to 10% of the gross proceeds (including cash received for our promissory notes issued since May 2005, approximately half of which we paid to BHP upon placement of the notes) received by us in this most recent private placement. BHP will also receive warrants to purchase 3,179,619 shares of our common stock at an exercise price of $0.30 per common share. BHP has the option to take $174,300 of their fee to purchase our common stock and our Series F warrants at the same price as paid by the investors in this most recent private placement for those securities. Additionally, as a result of such private placements and sale of our promissory notes, pursuant to our agreement with BHP, placement agent warrants for the purchase of 2,746,376 shares of our common stock at an exercise price of $0.95 per share, which we issued to BHP and its designees in connection with the private placement of our common stock and our Series E warrants which closed on January 5, 2005,will have their exercise price reduced to $0.35 per share. The modification of the warrant value will be recorded as a deemed dividend based on a Black Scholes valuation. For a period of 36 months ending in October 2008 we shall pay BHP a cash fee of 6% of the proceeds we receive from the exercise of any of our warrants issued to investors who paid cash for our securities.

For a period of nine months ending July 31, 2006, BHP has the right to act as our exclusive placement agent in connection with our subsequent financings. During that period, BHP will be entitled to an industry standard fee for completion of a strategic transaction by us. BHP in its sole discretion may apply all or a portion of the $250,000 advisory fee it earned under the advisory agreement between us and BHP dated January 4, 2005, to purchase our common stock and Series F warrants at the same price as paid by the investors in this most

ORTEC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recent private placement for these securities.

Purchasers in our most recent private placement, both those who purchased on October 12, 2005 and on October 31, 2005, have the right for a period which ends on the earlier of six months after their purchase of our common stock and our Series F warrants, or upon our announcement of a transaction in which we will issue at least 20,000,000 shares of our common stock (a “Material Transaction”), to participate in any equity financing by us in connection with or relating to such Material Transaction, so that each purchaser can maintain its percentage ownership of our common stock as of the date immediately prior to the date of such equity financing.

The exercise prices of our Series F warrants issued to the purchasers in our most recent private placement on October 12, 2005 and on October 31, 2005, and to the note holders, will be adjusted if during the earlier of the six-month period after the date of issuance of the Series F warrants, or when we announce a Material Transaction

(a)

we sell our equity securities in a financing at a price equal to or greater than $0.25 per share, the exercise price of our Series F warrants held by such persons will be reduced (but not increased beyond the current $0.50 per share exercise price of our Series F warrants) to the exercise price of the warrants issued in such equity financing, or

(b)

we sell our equity securities in a financing for less than $0.25 per share, the exercise price of our Series F warrants held by such persons will be reduced to the price per share for which we sell our equity securities in such financing.

The sale of our common stock and our Series F warrants in our current private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to the provisions of Regulation D promulgated under the Act, since all the purchasers were accredited investors, as that term is defined in Rule 501 in Regulation D.

In October and November 2005, we issued seven-year options to purchase an aggregate of 3,179,619 shares of our common stock at $0.25 per common share, the fair value of our common stock on the date of the grant, to each of our chairman and our chief executive officer. These options represent the bonus due them under their compensation arrangement with us for the completion of the October 2005 private placement.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with one of these indications. Revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary, to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. In late June 2005, an agreement was reached with the FDA for a 60 patient confirmatory trial. We obtained FDA approval for the trial protocol in mid July 2005 and began the trial in mid August 2005. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial.

In the past twelve months, in anticipation of commercialization of ORCEL, operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. We also processed two donated foreskins into cell lines and continued expanding existing cell lines in order to develop the cells required to produce ORCEL. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing alternative sources of supply of bovine hide collagen and various grades of sponges that could provide new business opportunities.

During this time we enhanced and partially validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Cambrex. We also validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Additionally we further improved the process for the production of collagen sponges at our collagen sponge contract manufacturer, and identified a “BSE-free” source of corium for collagen.

In the commercial manufacturing area, we transferred the ORCEL manufacturing process to Cambrex. We submitted our manufacturing process to the FDA as part of the PMA application and received no significant comments from the FDA.

Our current plan of operation is that projects that are close to completion and/or add immediate value to the product or to the process used to produce the product will be continued and brought to completion. These projects include a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. These projects are expected to be completed in December 2005. Projects of longer duration will be delayed, or may be accomplished in collaboration with Cambrex. Preliminary discussions with Cambrex on this approach have taken place with respect to transfer of our cell expansion processes as well as co-development of longer duration production process projects. The costs associated with these projects will be negotiated with Cambrex.

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

The above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency.

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

Liquidity Matters

On January 5, 2005 we entered into a number of agreements with institutional and accredited investors that provided us with gross aggregate proceeds of $5,403,302 from the sale of our common stock. All of our outstanding promissory notes to investors totaling $9,626,626, including accrued interest of approximately $675,000, were exchanged for common stock and warrants valued at approximately $20,600,000 resulting in an approximate loss on extinguishment of $10,300,000. Additionally the 913 outstanding shares of Series C preferred stock were exchanged for common stock. A holder also converted its 50 shares of our Series B preferred stock into common stock. Certain purchasers, holders of our Series C preferred stock and holders of our Notes whose participation in these transactions would result in ownership of our common stock in excess of 9.99% of our outstanding shares of common stock could, and did elect to receive instead of our common stock, shares of our Series D convertible preferred stock which are convertible into the same number of shares of our common stock. Investors in this placement were given the right to purchase on the same terms additional shares of our common stock at the same price within 45 days of the original January 5, 2005 closing. We raised an additional $127,719 as a result of the exercise by certain investors of this right.

In February 2005 we completed a single private placement which raised an additional $100,000. Also in February 2005 we obtained $220,000 of short-term premium financing for our directors and officers insurance policy.

In May 2005 we received approximately $3,000,000 net of placement fees for 8% convertible promissory notes due December 31, 2005. In September 2005 we received an additional approximate $300,000 of similar notes. The outstanding principal together with all unpaid and accrued interest shall automatically convert into equity securities issued by us in an equity financing or a combination of equity financings with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times.

On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Cambrex Bio Science Walkersville, Inc. whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility will be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 will be converted at $0.75 per common share, for 1,030,000 shares of common stock. Concurrently with the conversion we will also issue three year warrants to purchase at $1.80 per share an amount representing 1.5 times the number of shares of our common stock, or 1,545,000 shares issued upon the conversion. Each of these securities will carry certain registration rights. At September 30, 2005, we have accrued a charge for the five month period from May 1 to September 30, 2005 based on the fair value of the 858,333 shares and warrants to purchase 1,287,500 shares of our common stock at $1.80 per share at the end of each month of use. Accordingly, we have recorded a liability of approximately $398,750 to reflect the fair value of our common stock and warrants to be issued as payment for the production suite.

On October 12, 2005, the terms of all of the $3,486,000 of outstanding promissory notes at September 30, 2005 were amended to reduce the amount of gross proceeds we had to receive in equity financings to trigger the conversion of the notes to our equity securities, from the original $5,000,000 to $2,514,000. In consideration of this amendment the noteholders are to receive 20,000 seven-year Series F warrants to purchase our common stock at $0.50 per common share for each $100,000 of outstanding principal amount of the note that is being converted into our equity securities. These additional warrants will be recorded as a deemed dividend based on a Black Scholes valuation.

On October 12th and 31st, 2005, in a private placement in which we agreed to issue common stock at a purchase price of $0.25 per share, we received aggregate gross proceeds of $3,647,691 (approximately $2,650,000 of which was received on October 12, 2005) for which we are issuing 14,590,764 shares of our common stock and each purchaser will receive our Series F common stock purchase warrants to purchase 50% of the number of common shares purchased, or warrants to purchase an aggregate of 7,295,382 shares. The Series F warrants are exercisable at $0.50 per share. Investors holding an aggregate 5,804,255 Series E warrants who purchased our common stock and Series F warrants in our most recent private placement in an amount equal to at least 40% of their past cash investments in our January 5, 2005 equity private placement (which was completed at $0.833 cents per share and in which they purchased our common stock and our Series E warrants), or who converted our promissory notes on that January 5, 2005 date to shares of our common stock and Series E warrants, had the exercise price of their Series E warrants held by them reduced to $.001 from $1.80 and $1.50 per share. The modification of the warrant value will be recorded as a deemed dividend based on a Black Scholes valuation. As a result of our receipt of gross proceeds of approximately $2,650,000 from the sale of our equity securities on October 12, 2005 all of the promissory notes we issued after May 26, 2005, were converted into an aggregate of 17,205,421 shares of our common stock (or Series D Preferred equivalent) and Series F warrants to purchase an additional aggregate of 9,299,910 shares of our common stock at $0.50 per share.

The Series F warrants contain certain anti-dilution provisions. We may redeem the Series F warrants at any time after twelve months after their issuance should our common stock trade above $1.00 for ten consecutive trading days.

We are required to file a registration statement registering the shares of our common stock and the shares of our common stock issuable upon exercise of our Series F warrants, which we sold in our recent private placement. That registration statement is required to be filed no later than January 6, 2006. We are required to use our best efforts to have the registration statement declared effective within 60 business days thereafter. If the registration statement is not filed by January 6, 2006, or is not declared effective within 90 business days of its filing we must pay the investors cash liquidated damages equal to 1.5% of the amount they invested in the current private placement for the first 30 days of our default, and 1% of the amount invested for each 30 days thereafter.

Burnham Hill Partners, a division of Pali Capital (“BHP”), our placement agent, received a cash fee equal to 10% of the gross proceeds (including cash we received for our promissory notes since May 2005, approximately half of which we paid to BHP upon placement of the notes) received by us in our most recent private placement. BHP will also receive warrants to purchase 3,179,619 shares of our common stock at an exercise price of $0.30 per common share. BHP has the option to use $174,300 of their fee to purchase our common stock and our Series F warrants at the same price as paid by the investors in this most recent private placement for those securities. Additionally, as a result of such private placements and sale of our promissory notes, pursuant to our agreement with BHP, placement agent warrants for the purchase of 2,746,376 shares of our common stock at an exercise price of $0.95 per share, which we issued to BHP and its designees in connection with the private placement of our common stock and our Series E warrants which closed on January 5, 2005,will have their exercise price reduced to $0.35 per share. The modification of the warrant value will be recorded as a deemed dividend based on a Black Scholes valuation. For a period of 36 months ending in October 2008 we shall pay BHP a cash fee of 6% of the proceeds we receive from the exercise of any of our warrants issued to investors who paid cash for our securities.

For a period of nine months ending July 31, 2006, BHP has the right to act as our exclusive placement agent in connection with our subsequent financings. During that period BHP will be entitled to an industry standard fee for completion of a strategic transaction by us. BHP in its sole discretion may apply all or a portion of the $250,000 advisory fee it earned under the advisory agreement between us and BHP dated January 4, 2005, for the purchase price for the common stock and Series F warrants we sold in our most recent private placement.

Purchasers in our most recent private placement, both those who purchased on October 12, 2005 and on October 31, 2005, have the right for a period which ends on the earlier of six months after their purchase of our common stock and our Series F warrants, or upon our announcement of a transaction in which we will issue at least 20,000,000 shares of our common stock (a “Material Transaction”), to participate in any equity financing by us in connection with or relating to such Material Transaction, so that each purchaser can maintain its percentage ownership of our common stock as of the date immediately prior to the date of such equity financing.

The exercise prices of our Series F warrants issued to the purchasers in our most recent private placement on October 12, 2005 and on October 31, 2005, and to our note holders, will be adjusted if during the earlier of the six-month period after the date of issuance of the Series F warrants, or when we announce a Material Transaction,

(a)

we sell our equity securities in a financing at a price equal to or greater than $0.25 per share, the exercise price of our Series F warrants held by such persons will be reduced (but not increased beyond the current $0.50 per share exercise price of our Series F warrants) to the exercise price of the warrants issued in such equity financing, or

(b)

we sell our equity securities in a financing for less than $0.25 per share, the exercise price of our Series F warrants held by such persons will be reduced to the price per share for which we sell our equity securities in such financing.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements included in Item 1, we incurred a net loss applicable to common shareholders of approximately $27,683,000 during the nine months ended September 30, 2005, and, as of that date, our current liabilities exceeded our current assets by approximately $34,700,000, our total liabilities exceeded our total assets by approximately $33,800,000 and we have a deficit accumulated in the development stage of approximately $148,100,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The report of our independent registered public accounting firm contains an explanatory paragraph regarding our ability to continue as a going concern.

We expect to incur obligations of approximately $850,000 per month primarily for personnel and rent, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We anticipate that we will have to raise additional funds in the next twelve months. We require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain FDA consent to market cryopreserved ORCEL for treatment of venous stasis ulcers, and provide for our general and corporate working capital requirements for the remainder of 2005. We believe that our cash and cash equivalents on hand at September 30, 2005, (approximately $100,000), together with the funds we raised in October 2005, as well as an additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). Although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under our agreement with PRF is stated at $27,680,000, the amount for which PRF could compel us to repurchase their revenue interest at September 30, 2005. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of September 30, 2005 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount necessary to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 11 of the consolidated financial statements included in Item 7 on our Form 10-KSB, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that PRF will need us to sell, over the remaining approximate six years under our agreement, at least $300,000,000 of ORCEL to recoup an amount approximately equivalent to their initia1 $10,000,000 investment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005.

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

	Nine months ended September 30,
	2005	2004
Net loss applicable to common shareholders	$(27,682,973)	$(12,689,942)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	10,328,199	–
Loss (gains) - other	16,697	(262,802)
Preferred dividends accrued	(17,891)	458,690
Preferred stock deemed dividends	4,405,627	–
Non-cash stock compensation	212,930	94,000
Non-cash imputed interest	4,941,890	4,441,253
Non-cash interest	165,814	925,888
Depreciation and amortization	236,087	362,917
EBITDA	$(7,393,620)	$(6,669,996)

Item 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(e) and 15-d - 15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rules 13a - 15 or Rule 15d-15, as of September 30, 2005 (“Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures in the nine months ended September 30, 2005, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to our unregistered sales of our equity securities during the three-month period ended September 30, 2005, which we reported on Forms 8-K, in that three-month period we have also sold and/or issued our equity securities which were not registered under the Securities Act of 1933, as amended (the “Act”), in the transactions described below. No underwriters were involved in any of these transactions.

(a)

On July 18, 2005, in partial consideration for services rendered by it to us we granted one company three-year warrants to (i) purchase 25,000 shares of our common stock at an exercise price of $0.50 per share, which vested immediately, and (ii) to purchase an additional 25,000 shares of our common stock at an exercise price of $1.00 per share, which vest only if we and the service provider extend the original three-month term of the service agreement beyond October 18, 2005. The grant of such warrants was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

(b)

As partial consideration for loans made to us by some accredited investors in May, June and September 2005, the exercise price of our Series E warrants held by such accredited investors was reduced from $1.50 and $1.80 per share to $0.001 per shares. On July 8, 2005, Series E warrants whose exercise prices were reduced to $0.001 per share were exercised for, and the holders purchased for $0.001 per share, an aggregate of 1,051,811 shares of our common stock. The sale of such 1,051,811 shares was exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since all the purchasers were accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

(c)

On July 13, 2005, we granted two of our directors five-year options to purchase 15,000 shares each at $0.26 per share under our Employee Stock Option Plan. The grants of such options were exempt from the registration requirements of the Act because such grants did not constitute sales of securities and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 13, 2005, at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting our shareholders voted on five matters and all of such matters were approved.

The first matter was the election of the members of our Board of Directors. All six of our directors were re-elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Director	FOR	WITHHELD
Steven Katz	12,681,562	22,424
Ron Lipstein	12,683,552	20,434
Mark Eisenberg	12,681,592	22,394
Steven Lillien	12,694,183	9,803
Allen I. Schiff	12,696,103	7,883
Gregory Brown	12,696,143	7,843

There was no other director whose term of office as a director continued after the meeting.

The second matter upon which our shareholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP as independent registered public accountants for Ortec for 2005 and 2004. The tabulation of the votes (both in person and by proxy) was as follows:

FOR	AGAINST	ABSTENTIONS
12,592,456	7,353	104,177

The third matter upon which our stockholders voted was on the proposal to adopt the Company’s 2005 Stock Option Plan The tabulation of the votes (both in person and by proxy) was as follows:

FOR	AGAINST	ABSTENTIONS
8,270,320	865,989	1,498,463

There were 2,069,214 broker held non-voted shares represented at the meeting with respect to this matter.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibit No.	Description
	31.1 *	Rule 13a-14(a) / 15d -14 (a) Certification of Principal Executive Officer
	31.2 *	Rule 13a-14(a) / 15d -14 (a) Certification of Principal Financial Officer
	32.1 *	Section 1350 Certification of Principal Executive Officer
	32.2 *	Section 1350 Certification of Principal Financial Officer
______________
*	filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:

ORTEC INTERNATIONAL, INC.
Date: November 10, 2005	By:	/s/ Ron Lipstein
Ron Lipstein Chief Executive Officer

Date: November 10, 2005	By:	/s/ Alan W. Schoenbart
Alan W Schoenbart Chief Financial Officer