Form 10KSB
period 2005-12-31
ORTEC INTERNATIONAL INC
filed 2006-04-17
CIK 889992

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27046

ORTEC INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3068704 (I.R.S. Employer Identification No.)

3960 Broadway New York, New York (Address of principal executive offices)	10032 (Zip Code)

Issuer’s telephone number (212) 740-6999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          State issuer’s revenues for its most recent fiscal year - $0 –

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $24,957,830 as of April 14, 2006.

          State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 83,554,291 as of April 14, 2006. (giving effect to issuance of 152,965 shares as a result of conversion of 38.2395 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.)

DOCUMENTS INCORPORATED BY REFERENCE

None

ORTEC INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

ITEMS IN FORM 10-KSB

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, preclinical and clinical programs, and our future achievements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-KSB are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-KSB, including, without limitation, those discussions under “RISK FACTORS” in “Item 1. Business”. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-KSB or documents incorporated by reference herein that include forward-looking statements.

In this Annual Report on Form 10-KSB, “Ortec,” “we,” “us” and “our” refer to Ortec International, Inc. and our wholly owned subsidiary, Orcel LLC, unless the context otherwise provides.

PART I

Item 1.	DESCRIPTION OF BUSINESS

Overview

We are a development stage tissue engineering company with core competencies in cell culturing, biology and biomaterials. We have developed a proprietary and patented technology that we call OrCel ® (ORCEL), which is used to stimulate the repair and regeneration of human skin. ORCEL is a two-layered tissue engineered dressing that consists of human derived skin cells, both dermal and epidermal, supported within a porous collagen matrix. The composite matrix is seeded with keratinocytes (epidermal cells) and fibroblasts (dermal cells). When ORCEL is applied to the wound site, it produces a mix of growth factors that stimulates wound closure.

Our primary target patient populations for the use of ORCEL are persons with venous stasis and diabetic foot ulcers, which we believe are large potential markets for the use of ORCEL. We also believe that ORCEL may have applications for cosmetic surgery, and other types of chronic and acute wounds.

We have developed the technology for the cryopreservation of ORCEL without diminishing its effectiveness. Cryopreservation is the freezing of our product to give it an extended shelf life. Currently, ORCEL has a shelf life of no less than seven months, as opposed to only a few days with the non-cryopreserved product. We believe that the longer shelf life will reduce the cost per unit of producing ORCEL as well as provide us with a marketing advantage over non-frozen competitive products.

In 2001, the FDA granted our application for the commercial sale of the fresh form of ORCEL for the treatment of donor site wounds. A donor site wound is created in an area of the patient’s body from which the patient’s skin was taken to cover a wound at another part of such patient’s body. In 2001, the FDA also granted our application for the commercial sale of the fresh form of ORCEL for use on patients with recessive dystrophic epidermolysis bullosa undergoing hand reconstruction, as well as to treat the donor site wounds created during the surgery. Recessive dystrophic epidermolysis bullosa is a condition in which a newborn infant’s skin instantly blisters and can peel off at the slightest touch and leave painful ulcerations and permanent scarring resulting in deformity of the hands and feet.

From December 2001 through December 2002, our gross revenues from the sale of ORCEL, using a limited contracted sales force, were $265,665. We discontinued our sales efforts and the manufacture of fresh ORCEL for commercial sale preferring to use our limited financial resources for the completion of our clinical trial for the use of cryopreserved ORCEL in the treatment of venous stasis ulcers. Based on published information we believe that the use of ORCEL for the treatment of patients suffering from venous stasis ulcers, and of patients suffering from diabetic foot ulcers, each represents a significantly larger potential market than the use of ORCEL for the treatment of donor site wounds or epidermolysis bullosa.

We completed a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart. In February 2004, we filed with the Food and Drug Administration (FDA) our application for clearance to market ORCEL for the treatment of venous stasis ulcers. In the process of reviewing our application the FDA requested clarification of the various information provided by us. After a number of meetings we had with the FDA’s staff and additional submissions we made to the FDA, on April 25, 2005 the FDA advised us that although our cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, additional clinical data would be required to demonstrate reasonable assurance of the safety and effectiveness of cryopreserved ORCEL in treating patients with venous stasis ulcers, before the FDA would clear ORCEL for commercial sales for such treatments. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We expect to complete enrollment for this clinical trial no later than April 2006. When the clinical trial is completed we will work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. The results of that clinical trial showed a 75% improvement over the standard of care as well as a daily healing rate that was twice as fast as the standard of care, for those patients treated with ORCEL. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. We expect to initiate patient enrollment for the diabetic foot ulcers pivotal clinical trial shortly after receiving FDA clearance for commercial sales of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcers clinical trial will be conducted at up to 25 clinical centers and involve up to approximately 200 patients.

We have a Cell Therapy Manufacturing Agreement with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex), for Cambrex to produce ORCEL for us in Cambrex’ production facilities in Walkersville, Maryland. Cambrex is experienced in producing cell based medical products such as ORCEL. Having Cambrex produce ORCEL for us alleviated the need for us to build and equip our own production and distribution facility, thus avoiding a large capital outlay, and we believe is otherwise more cost effective for us. We have also entered into a Sales Agency Agreement with Cambrex for Cambrex to be the exclusive distributor of ORCEL in the United States, Canada and Mexico. Our sales agency agreement with Cambrex requires Cambrex to spend $4,000,000 in a sixteen month period to create a dedicated sales force for, and otherwise to arrange for the sale of ORCEL. That agreement also provides us with the major share of revenues from the sale of ORCEL, a dedicated sales force, and an amendment to our Cell Therapy Manufacturing Agreement with Cambrex resulting in a $1,500,000 reduction in the amount we were required to contribute to building a larger production facility. We believe that our production and sales agreements with Cambrex will enable us to begin commercial sales of ORCEL in the United States shortly after, and if, we get clearance from the FDA to begin commercial sales of cryopreserved ORCEL for the treatment of venous stasis ulcers. During 2005, Cambrex further supported our efforts both through a $200,000 investment in the January 2005 private placement and in agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges for the period May through October 2005. As of March 20, 2006, the common stock and warrants exchanged for the production suite charges in 2005 had not been issued. Additionally, for the period January through June 2006, Cambrex has agreed to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges.

While our immediate focus continues to be the commercialization of our core technology for chronic wounds and wound management, we continue to look at opportunities in which we can leverage our cell culturing biomaterials and regulatory knowledge and expertise to broaden our potential sources of revenue.

In October 2004 we entered into a collaboration agreement with Hapto Biotech Inc. (Hapto). Hapto is a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides (Haptides™), which have demonstrated the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. Hapto’s research indicates that FMB’s have the ability to efficiently recover adult stem cells from mixed cell populations, as well as allow for their growth, proliferation and potential reimplantation into the patient. Hapto’s research also indicates that Haptides™ have the ability to enhance cell attraction and attachment, as well as effect cellular internalization of macromolecules and nanoparticles, allowing for the potential development of products for the stem cell, tissue regeneration and tissue augmentation, gene therapy and drug delivery markets. The objective of the collaboration entered into in October 2004 was to combine our proprietary collagen biomaterial and know how with Haptides™ to develop a non cellular peptide based collagen biomaterial which could promote the attraction and attachment of healthy cells within the patient’s body in regenerating new tissue or repairing wounds. The collaboration’s pre-clinical animal studies with this biomaterial showed promising results. Based on these promising results and the potential of the FMB’s technology, on December 15, 2005, we executed a non-binding letter of intent to acquire Hapto, and all its fibrin based technology and intellectual property. On April 14, 2006, we completed the acquisition of Hapto after the acquisition was approved by Hapto’ shareholders and we received commitments for over $6,000,000 from a private placement sale of our equity securities. The receipt of such gross proceeds was a condition for the closing of our acquisition of Hapto. For such acquisition we issued to the Hapto shareholders a total of 30,860,000 shares of our common stock and warrants to purchase an additional 3,000,000 shares at $0.30 per share. Rodman & Renshaw, LLC served as our advisor for this acquisition. On April 17, 2006, we completed the above private placement sale of our equity securities for aggregate proceeds of $6,176,000.

Hapto has not conducted any human clinical trials to determine the safety and effectiveness in using FMB’s or Haptides to treat human medical conditions. Hapto has performed research on the potential use of FMB’s and Haptides in animal tests and in vitro testing and this data has been published. Hapto’s research is conducted in Israel.

We believe that our experience and knowledge in the areas of cell biology, biomaterials and tissue regeneration provide a platform from which we can effectively expand our focus to include the development of stem cell and regenerative medicine products. In anticipation of receiving FDA approval during the next year to begin marketing our ORCEL product for the treatment of venous leg ulcers, we believe we should identify our future growth opportunities. Adding Hapto’s technologies to our product and technology puts us in the growing field of stem cells and regenerative medicine. We believe Hapto’s technologies and focus present an attractive opportunity for us and our shareholders.

Ortec was organized in 1991 under the laws of the State of Delaware for the purpose of acquiring, developing, testing and marketing our skin replacement product. Our executive offices are located at 3960 Broadway, New York, New York, and our telephone number is (212) 740-6999. Our website address is www.ortecinternational.com.

The Product

ORCEL is produced from cells derived from infant foreskins obtained during routine circumcisions. The immature, neonatal cells are highly reproductive and provide enhanced proliferation and rapid remodeling of the human skin. We separate the epidermis from the dermis and treat each of these layers to release individual keratinocyte (epidermal) and fibroblast (dermal) cells, which are the primary cellular components of human skin. We grow the fibroblast and keratinocyte cells in cultures in large quantities, then freeze and store them as a cell bank, ready for use. Prior to the use of each cell line, we conduct extensive testing and screening in accordance with current FDA guidelines to ensure that the cells are free of presence of bacterial contaminants, viruses, pathogens, tumorigenicity or other transmittable diseases. We then apply the dermal fibroblast cells to a proprietary, cross-linked bovine collagen sponge to form the dermal layer matrix and we grow the epidermal keratinocyte cells on a separate non-porous layer of collagen. We then incubate and supply this composite matrix with the proper nutrients to allow the cells to multiply and for the fibroblasts to permeate inside and anchor to the porous collagen sponge. The top layers of keratinocyte cells and bottom layers of fibroblast cells in the collagen matrix, together constitute our proprietary ORCEL.

Original Research

Dr. Mark Eisenberg, a physician in Sydney, Australia, developed our technology. Dr. Eisenberg is a director and one of our founders. He has been involved in biochemical and clinical research at the University of New South Wales in Australia for over twenty-five years, focusing primarily on treating the symptoms of epidermolysis bullosa. In 1987, through his work on epidermolysis bullosa, Dr. Eisenberg first succeeded in growing epidermal layers of human skin, which he successfully applied as an allograft on an epidermolysis bullosa patient. An allograft is a transplant other than with the patient’s own skin. Dr. Eisenberg continued his research which eventually led to the development of ORCEL: a tissue-engineered dressing which consists of both the dermal and epidermal layers.

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for clearance by the FDA and by similar authorities in foreign countries prior to commercial sale. Upon the completion of our current confirmatory clinical trial evaluating ORCEL for treatment of venous stasis ulcers we will again submit our PMA application to the FDA to determine whether we may make commercial sales of our product to treat venous stasis ulcers. However, it is not possible for us to determine whether the results from our human clinical trial will be sufficient to obtain FDA clearance.

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

•

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

•

The protocol also has to establish the safety of the use of the medical device to be studied in the trial. Safety can be established in a number of ways. One is by showing the results of use of the medical device in treatments in other clinical trials, in hospital approved treatments elsewhere in the world or by use in animal clinical trials and/or in an FDA cleared “pilot” clinical trial in which far fewer patients are treated than in the definitive “pivotal” clinical trial.

•	The sponsor submits the protocol to the FDA.

•	The FDA staff gives their comments, objections and requirements on the submitted protocol.

•	The sponsor redrafts the protocol and otherwise responds to the FDA’s comments.

•	The sponsor recruits hospitals and clinics as sites at which the patients in the study are to be treated. Such recruitment begins with or prior to the preparation of the protocol.

•	After the FDA clears the protocol the trial sites and the sponsor recruit the patients to be treated in the study.

•

The patients are treated at not more than the number of trial sites specified in the protocol. One half of the patients are treated with the medical device being studied and the other half, the control group, with the then current standard of care for treatment of the same medical condition.

•

The sites follow up each treated patient (for the period and the number of times provided in the FDA cleared protocol) to determine the efficacy of the medical device being studied in the treatment of the medical condition identified in the protocol, as against the efficacy of the standard of care used in the study.

•	The sponsor assists and monitors compliance with the protocol’s requirements in each site’s conduct of the study.

•	The sponsor collects the clinical data of each patient’s treatment and progress from the sites.

•

The data is analyzed by or for the sponsor. The sponsor prepares a report of the results of the study and submits the report and the supporting clinical data to the FDA staff reviewers for their comments and questions.

•	After staff review of the submitted data, the sponsor responds to the FDA’s comments and questions.

•

After completion of its review, the FDA staff may submit a report of the results of the trial to an advisory medical panel consisting of experts in the treatment of the medical condition which the studied medical device is intended to treat.

•

The panel submits its advice as to the efficacy and safety of the device to the FDA official who is the Director of the FDA Division to which the protocol and the results of the pivotal trial were originally submitted. If no advisory panel is required, the FDA staff reviewers submit their recommendation directly to the Division Director.

•

The FDA Division Director is the FDA official who determines whether or not to clear the medical device for commercial sale for treatment of that medical condition. The sponsor may appeal a Division Director’s negative determination through appeal levels within the FDA, up to the Commissioner of the FDA.

•

After FDA clearance the sponsor must submit all labeling information for the medical device to the FDA to make certain that the claims on the label accurately state the uses for which the medical device has been cleared.

We have already discussed our pivotal clinical trial of the use of ORCEL in the study. There were 136 patients that were treated at 19 clinical sites in that study. We are currently completing a confirmatory clinical trial involving 60 patients to further test the safety and efficacy of cryopreserved ORCEL to treat venous stasis ulcers.

Regulatory Strategies

We employ a team of regulatory and clinical professionals, both full time employees and consultants, with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA clearance process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have secured approval for Medicare payments for the use of ORCEL under Medicare’s Outpatient Prospective Payment System (OPPS) for approximately $1,100 per ORCEL. This approval covers the use of ORCEL in hospitals, other hospital-owned facilities and for hospital outpatient treatment. However, we will still need to secure the approval of Medicare designated contractors in different parts of the country for approval of the different medical conditions for which Medicare reimbursement of the use of ORCEL will be made. We can only secure that further approval after we have received FDA clearance for use of ORCEL for the treatment of that medical condition. We will also seek to secure approval for private health insurance providers’ reimbursement for the cost of ORCEL. We believe that securing Medicare reimbursement approval for ORCEL will be of significant assistance to us in securing reimbursement approval by private health insurance companies.

Sales and Marketing

As noted above, our business strategy is to combine our efforts with Cambrex for the production and commercial sale of ORCEL. On October 18, 2004, we entered into a Sales Agency Agreement with Cambrex, providing for Cambrex to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of ORCEL for the treatment of venous stasis ulcers. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

Cambrex had the right to terminate the agreement if we did not receive FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers by April 1, 2005 and has the right to terminate if for any period of six consecutive months beginning in 2007, sales are less than 9,000 units. We may terminate the agreement if sales of ORCEL are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period). Although we did not receive FDA clearance by April 1, 2005, we have received no indication from Cambrex that they plan to terminate our agreement. During 2005, as noted earlier, Cambrex made equity investments in cash, and or in exchange for services, of approximately $1,000,000. Additionally, in 2006 Cambrex agreed to accept our common stock and warrants in exchange for an additional approximate $800,000 of production suite charges.

Concurrent, and in connection with the Sales Agency Agreement, we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Cambrex. We also entered into a Security Agreement with Cambrex to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement. The lien and security interest under this security agreement are subordinate and junior in priority to the perfected lien and security interest we granted to Paul Royalty Fund under the Paul Royalty Security Agreement.

In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003 which we recorded as deferred income, see Note 6. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for ORCEL pricing and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel. As of December 31, 2005, regulatory and reimbursement approval have not been achieved.

We are currently also seeking agreements for the sale of ORCEL outside North America.

Production and Supply

On October 29, 2003, we entered into an agreement commencing November 1, 2003, with Cambrex for Cambrex to manufacture ORCEL in its Walkersville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA’s good manufacturing processes standards. Cambrex is experienced in the manufacture of cell-based medical products such as our ORCEL. On October 18, 2004, in connection with our Sales Agency Agreement with Cambrex, we amended certain terms of this manufacturing agreement.

Our manufacturing agreement with Cambrex requires us to currently pay Cambrex $132,613 per month, or approximately $1,591,350 per year, for the use of a Cambrex production facility in Walkersville, Maryland. The payments we will make to Cambrex will increase to $175,000 monthly, or $2,100,000 per year, if we require

Cambrex to build us a larger production facility to meet our requirements for the production of ORCEL. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to a maximum payment by us of $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Cambrex). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for ORCEL that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for ORCEL that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. If we elect the scale down period after one year we must pay Cambrex $2,625,000 and if we elect the scale down period after two years we must pay Cambrex $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election.

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

The raw materials that we use to manufacture ORCEL come from a limited number of suppliers. We currently purchase collagen corium, a component of the collagen matrix in ORCEL, from a single supplier but we are in the process of securing a secondary source of supply for that item. The collagen matrix used in ORCEL is manufactured for us to our specifications by another supplier, and we are in the process of identifying a secondary source for collagen matrix also. On December 30, 2004 we entered into a two-year supply agreement with the manufacturer of the collagen matrix. We agreed to purchase a minimum of 3,500 units of finished collagen sponges within the first twelve-month period. The value of such commitment is approximately $200,000. Such commitment was not achieved in 2005 and we were released from any resulting liability by the supplier. We also agreed that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts. While there may be other sources from where we could purchase such materials, a disruption in the supply chain for any of those materials would have a significant negative impact on our ability to manufacture and sell ORCEL and in any event would likely cause us delays and additional expenses in the manufacturing of ORCEL.

During 2004 we also announced an agreement with ES Cell International Pte, Ltd (ESI) to collaborate in the development of ESI’s human Embryonic Stem Cell (hES) derived cell therapy products. Under the terms of the agreement, we will supply ESI with human skin cells generated from cell lines developed and manufactured by us for our ORCEL product. We have conducted extensive testing for viruses of the cells we are providing to ESI in accordance with FDA guidelines. ESI will use the cells we provide in research and development and in commercialization of their stem cell products. Under the terms of the agreement, we have received upfront payments and may receive additional payments on the achievement of milestones in ESI’s human hES cell derived cell therapy programs. The agreement also provides for payment of royalties to us from future commercial sales of ESI’s cell therapy products.

Competition

We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell-based bi-layered (epidermal and dermal cell) approach. A cell-based approach makes use of human donor cells. The approach we believe to be the most advanced and effective is the cell-based bi-layered approach. The production of ORCEL consists of a top layer of epidermal cells and a bottom layer of dermal cells in a collagen matrix, that is a bi-layered approach utilizing donor cells.

There are many products available for treating skin wounds. However, as already noted, we believe that the use of donor cells delivered to the wound on a matrix is the most effective process for healing skin wounds and in particular hard to heal skin wounds. Therefore, we believe that only products using donor cells placed on a matrix will compete with ORCEL.

We consider the Apligraf product manufactured by Organogenesis, Inc. to be our principal competitor. Apligraf is an FDA cleared product using human dermal and epidermal cells (bi-layered) placed on a matrix, for the treatment, of both venous stasis and diabetic foot ulcers. The Apligraf product is not cryopreserved and has reported it has a shelf life of 10 days. Organogenesis, Inc. is a private company that markets and sells their own product. Although financial information has to our knowledge not been publicly disclosed we believe Organogenesis has greater resources than we have.

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

•

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

•

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

•

Another United States patent covers a manufacturing process which, when implemented, can reduce the cost of producing ORCEL. This new manufacturing process creates an improvement over our collagen structures described above in that a third layer of collagen which is hospitable to cell growth is deposited on the non-porous collagen layer. This patent expires on December 28, 2020.

•	Our fourth United States patent covers a process for the cryopreservation of ORCEL. This patent expires on December 26, 2021.

•

We have filed a divisional patent application of the cryopreservation process patent to add claims to cover the cryopreserved form of ORCEL and we are awaiting an office action from the U.S. Patent Office.

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

Paul Royalty Fund Agreement

In August 2001 and in 2002, we entered into agreements with Paul Royalty Fund, L.P. (PRF) pursuant to which we agreed in consideration of PRF paying us $10,000,000, to pay to PRF 3.33% of the end user sales prices paid for our ORCEL product in the United States, Canada and Mexico through the period ending in 2011. Such percentage interest in our revenues in those three countries may be adjusted upward or downward based on the volume of sales to end users of ORCEL in those three countries. As security for the performance of our obligations to PRF, we have granted PRF a security interest in all of our U.S. patents, patent applications and trademarks. Our agreement with PRF provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $29,569,000, the amount PRF could compel us to repurchase their revenue interest at December 31, 2005. In December 2004, PRF entered into a forbearance agreement with us agreeing that they cannot exercise their right to compel us to repurchase their interest in our revenues because of our insolvency prior to July 2006. If PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to pay the purchase price, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we may have to discontinue our business operations.

The agreement with PRF is more fully described in Note 10 of the accompanying financial statements. As described in Note 10, in accordance with accounting promulgated by Statements of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (SFAS 15) even if we are no longer insolvent as long as our future cash payments relating to the revenue interest assignment obligation are indeterminate, the revenue interest assignment obligation would remain at the value that achieves the 30% internal rate of return for PRF through the last date of our insolvency. We believe that it is highly improbable we will ever owe PRF the amount of this obligation.

SFAS 15 allows debtors that can predict with certainty the absolute amounts of future cash flow payments to record an immediate gain if the maximum future cash payments are less than the carrying amount of the obligation. In the case where the future cash payments are indeterminate, as ours are considered, the gain is not recognized until the end of the term of the outstanding debt, December 31, 2011, or upon termination. We estimate that we would need to achieve a North American sales level of approximately $1,160,000,000 during the approximate remaining five sales years under the revenue interest assignment agreement to offset the principal balance of the $29,569,000 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

Research and Development Expenses

Research and development expenses consist primarily of salaries; amounts paid to Cambrex, facility costs and laboratory supplies. Research and development expenses were $7,535,532 for the year ended December 31, 2005, compared to $7,139,733 for the year ended December 31, 2004.

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

Employees

We presently employ 36 people on a full-time basis, including four executive officers. We also have six part-time employees.

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

We will need to secure additional financing for the approximately $850,000 of cash we are currently consuming per month. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt. On April 17, 2006, we completed a private placement of our equity securities for aggregate proceeds of $6,176,000. See “Management’s Plan of Operations” for a fuller description of the recent private placement of our securities. We believe that the proceeds from such private placement will enable us to continue our operations until approximately October 31, 2006.

After our recent private placement we will still have to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any additional financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Cambrex for manufacturing and sales of our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements and
•	the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain such additional financing we will not be able to continue to operate our business after October 2006. We have no current commitments from any persons that they will provide us with additional financing.

Because of our history of ongoing losses and because we may never generate a profit and our lack of cash or other current assets, we have received an opinion from our auditors that there is substantial doubt about our ability to continue as a going concern.

Since our organization in 1991 we have sustained losses each year because, among other reasons, we have had very limited sales of our product. For the year ended December 31, 2005, we incurred a net loss applicable to common stockholders of $35,959,177. During the year ended December 31, 2005, our current liabilities exceeded our current assets by $32,156,001, and our total liabilities exceeded our total assets by $31,313,490, and we have a deficit accumulated in our development stage of $156,411,721. Included in our current and total liabilities is the $29,569,000 revenue interest obligation to Paul Royalty Fund. Our auditors advised us that these factors, among others, raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing we will not be able to continue as a going concern.

We have accumulated obligations that we are required, but are unable, to pay currently. This also raises doubt as to our ability to continue as a going concern.

As of December 31, 2005, payment of approximately $1,354,000 of the approximately $1,980,000 we owed to our trade creditors was past due. We have entered into agreements with creditors to whom we owe an aggregate of $736,000 (as of December 31, 2005) to pay $471,000 in 2006 and $265,000 in 2007.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue equity in satisfaction of certain obligations.

Unless we secure FDA clearance for the sale of ORCEL to treat venous stasis ulcers it will be difficult for us to continue to operate our business.

We completed the treatment and follow-up of 136 patients in our pivotal clinical trial of the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, and in February 2004 we filed our PMA with the FDA to market ORCEL for the treatment of venous stasis ulcers. From February 2004 through March 2005 we responded to various questions from the FDA relating to our pre-market approval application. On April 25, 2005, the FDA advised us that although our cryopreserved ORCEL product showed promise for the effective treatment of venous stasis ulcers, additional clinical data would be required to demonstrate reasonable assurance of ORCEL’s safety and effectiveness before he FDA would clear ORCEL for commercial sales for such treatment. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We expect to complete enrollment for this clinical trial no later than April 2006. When the clinical trial is competed we will work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We may not obtain FDA clearance for the commercial sale of the cryopreserved form of ORCEL for the treatment of venous stasis ulcers and later for diabetic foot ulcers. Among the factors which may contribute to those findings are a negative assessment of our manufacturing processes, raw materials used in manufacturing our product, our freezing technique, and ORCEL’s clinical results. If we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it may be difficult for us to raise capital to continue our business operations.

Unless we later secure FDA clearance for the sale of ORCEL in its cryopreserved form to treat diabetic foot ulcers our sales of ORCEL will be more limited and thereby limit our ability to earn profits.

Although we have completed an FDA cleared pilot clinical trial for the use of the fresh form of ORCEL for the treatment of diabetic foot ulcers, we do not have the funds available to conduct a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers. The cryopreserved form of ORCEL has a shelf life of approximately seven months as opposed to only approximately three days for the fresh form of ORCEL. We expect to initiate patient enrollment after, and if, we receive clearance for the sale of cryopreserved ORCEL in the treatment of venous stasis ulcers. We do not expect to begin the FDA clearance process for a pivotal trial for cryopreserved ORCEL for the treatment of diabetic foot ulcers until we believe that we can secure financing for the conduct of that trial. If we are unable to later obtain FDA clearance for the sale of cryopreserved ORCEL for the treatment of diabetic foot ulcers, our sales of ORCEL will be more limited and thereby limit our ability to earn profits.

Clinical trials for ORCEL are expensive, time consuming and their outcome is uncertain.

Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. Before we can obtain regulatory clearance for the commercial sale of any product that we wish to develop, we are required to complete extensive human clinical trials to demonstrate its safety and efficacy. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

•	delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;
•	delays in obtaining regulatory approvals to commence a study;
•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•	slower than expected rates of patient recruitment and enrollment;
•	uncertain dosing issues;
•	inability or unwillingness of medical investigators to follow our clinical protocols;
•	variability in the number and types of subjects available for each study and resulting difficulties in identifying and enrolling subjects who meet trial eligibility criteria;
•	scheduling conflicts with participating clinicians and clinical institutions;
•	difficulty in maintaining contact with subjects after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	lack of effectiveness during the clinical trials; or
•	other regulatory delays.

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

If we receive United States regulatory clearance, the FDA may still impose significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The subsequent discovery of previously unknown problems with a product, including adverse medical effects, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:

•	issuance of warning letters by the FDA;
•	fines and other civil penalties;
•	criminal prosecutions;
•	injunctions, suspensions or revocations of marketing licenses;
•	suspension of any ongoing clinical trials;
•	suspension of manufacturing;
•	delays in commercialization;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;
•	refusals to permit products to be imported or exported to or from the United States;
•	restrictions on operations, including costly new manufacturing requirements; and
•	product recalls or seizures.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory clearance of our ORCEL or further restrict or regulate post-clearance activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market ORCEL and our business could suffer.

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

Our business is subject to extensive regulation principally by the FDA in the United States and corresponding foreign regulatory agencies in each country in which we intend to sell ORCEL. These regulations affect:

•	Product marketing clearances or approvals;
•	Product standards;
•	Packaging requirements;
•	Design requirements;
•	Manufacturing and quality assurance, including compliance by the manufacturing facility with good manufacturing process requirements, record keeping, reporting and product testing standards;
•	Labeling;
•	Periodic FDA inspections of the facility in which ORCEL will be manufactured;
•	Import and export restrictions; and
•	Tariffs and other tax requirements.

Our need to comply with these regulatory requirements will increase the cost of manufacturing our ORCEL product and negatively impact our ability to earn profits.

The medical community may not accept ORCEL which will prevent us from selling ORCEL and prevent us from continuing our business.

Market acceptance for ORCEL will depend upon a number of factors, including:

•	The receipt and timing of FDA regulatory approvals for use of ORCEL, in its cryopreserved form, for the treatment of venous stasis ulcers and later for diabetic foot ulcers;
•	Acceptance by the medical community of ORCEL for the treatment of the medical conditions that it is intended to treat, the demonstration of its safety and its cost effectiveness; and

•	Securing approval of third parties, such as Medicare and insurance companies, for reimbursement for the cost of ORCEL.

Unless we secure market acceptance for ORCEL we will be unable to sell ORCEL and as a result we will be unable to conduct any business.

Our potential competitors have greater financial, sales and marketing resources than we do so that we may have difficulty in competing against them.

See the description of “Business - Competition” in Part I, Item 1 of this report on Form 10-KSB. As there noted sales of Apligraf are now being made directly by Organogenesis. Organogenesis is substantially larger than we are and has significantly greater resources than we have. The biomedical field is continually undergoing rapid and significant technological changes. Other companies may succeed in developing other products that are more effective than ORCEL. If such new products are accepted by the medical community, or if those products receive FDA clearance for treatment of venous stasis and diabetic foot ulcers before ORCEL does, or if other companies develop products that are more effective than ORCEL, any such developments could impede our ability to continue our operations.

We rely on a limited number of key suppliers to manufacture ORCEL and therefore run the risk of delay in securing needed materials from other suppliers. We also rely on only one distributor to sell ORCEL in the United States, Canada and Mexico and run the risk that such distributor may not successfully market ORCEL.

See the discussion of “Business-Production and Supply” in Part I, Item 1 of this report on Form 10-KSB where we describe our production and sales distribution agreements with Cambrex and our agreements with other suppliers. If Cambrex does not produce ORCEL at a per unit price well below the price at which we can sell ORCEL in North America we may not be able to continue, or at least would be seriously hampered in continuing, our business operations. Also, any disruption in the supply of corium or collagen matrix or other materials from our current suppliers of such materials would have a significant negative impact on our ability to manufacture and sell ORCEL or at least would cause us delays and additional expenses in the manufacturing of ORCEL.

We depend on our patents and proprietary technology which may not provide us with sufficient protection against technologies used, or which may be used by our competitors. We cannot protect our intellectual property rights throughout the world.

The validity and breadth of claims in medical technology patents involves complex legal and factual questions and, therefore, are highly uncertain. Although we successfully defended challenges to our United States and European patents in the respective patent offices where those patents were issued, those successful defenses do not preclude future challenges in court. We do not know if any of the patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to an interference proceeding brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties. We might incur significant costs defending such proceedings and we might not be successful. We do not know if any of our patents or any of our pending patent applications or any future patent application of ours that will issue as patents, will provide us with the scope of patent protection that will be enough to exclude competitors. We also do not know that any of our patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us. We do not know if others have or will develop similar products, duplicate any of our products or design around any of our patents issued or that may be issued in the future. In addition, whether or not patents are issued to us, others may hold or receive patents which contain claims having a scope that covers aspects of our products or processes.

Filing patents on our ORCEL technology throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products. These products may compete with ORCEL and may not be covered by any of our patent claims or other intellectual property rights.

Patent law outside the United States is also uncertain and many countries are currently reviewing and revising patent laws, particularly with respect to biotechnology and pharmaceutical inventions. The laws of some countries do not protect our intellectual property rights to the same extent as U.S. laws. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Messrs. Lipstein and Papastephanou, two of our executive officers, manage our day-to-day operations. The development and production of our product is managed by a wide array of scientific personnel, one of whom we consider to be a key employee. Dr. Melvin Silberklang is our vice president for research and development and our chief scientific officer. The loss of the services of Messrs. Lipstein, Papastephanou, or Silberklang could cause delays in our ongoing business operations, and could have a material adverse effect on our business, results of operations and financial condition. Except for the termination of employment agreements we have entered into with Messrs. Lipstein and Katz and with Alain Klapholz we do not have employment contracts with any of our key personnel nor any of our other employees nor do we carry key man insurance policies for any of our employees.

The market price of our common stock may also be highly volatile creating greater financial risk for the owners of our common stock.

The market price of our common stock has ranged from $0.14 to $5.00 during the past three years. As of April 14, 2006, we had 83,554,291 shares outstanding. Other factors that may affect the price of our common stock include:

•	our ability to successfully market and sell our ORCEL product,
•	our ability to develop other products for sale,
•	our competitors’ announcements concerning technological innovations,
•	new commercial products or procedures,
•	proposed government regulations,
•	developments or disputes relating to patents, trade secrets or proprietary rights,
•	the following substantial number of additional shares of our common stock we would have to issue; or have recently issued:

•	an aggregate of 25,088,062 shares upon conversion of our outstanding Series D convertible preferred stock;
•	an aggregate of 41,949,135 shares upon the exercise of warrants to purchase the shares of our common stock we granted in connection with financings during the past three years;
•	an aggregate of 8,168,180 shares upon exercise of options we have granted to our employees, and particularly to our executive officers, our directors and to consultants and vendors,
•	an aggregate of 30,860,000 shares of common stock and warrants to purchase an additional 3,000,000 shares of common stock at $0.30 per share, and
•	other shares that may be acquired by the purchasers in the recent private placement of our equity securities, the terms of which are more fully described under “Management’s Plan of Operations.”

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

We may have to sell additional equity securities in the future which will dilute the portion of Ortec’s equity owned by our current stockholders

In addition to the current private placement of our equity securities described above, in the future we will probably have to sell even more shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock. In the future we will also issue additional options to purchase our common stock to our employees, our executive officers, and our directors, and possibly to consultants and vendors. All such sales and issuances of our common stock, other equity securities and warrants and options to purchase our common stock, will dilute the portion of our equity owned by our current stockholders.

The price protection provisions of most of our outstanding warrants might prevent increases in the market price of our common stock.

In 2002 and 2003, we granted to the purchasers of our Series B and Series C convertible preferred stock, and to the placement agent and to designees of the placement agent who arranged such preferred stock financings, warrants to purchase our common stock. In the fourth quarter of 2004 and the first quarter of 2005, we granted warrants to purchase our common stock to (a) purchasers of our common stock in the special warrant offering we made in the fourth quarter of 2004 to holders of our Series B-1, B-2 and C warrants, (b) purchasers of our common stock in the private placement we closed on January 5, 2005, and one other purchaser of our common stock later in the first quarter of 2005, (c) to holders of approximately $9.6 million of our promissory notes upon conversion of those notes to shares of our common stock, (d) holders of our Series C preferred stock who exchanged their shares for common stock in the January 5, 2005 private placement, (e) investors who exercised their rights to purchase additional shares of our common stock not later than 45 days subsequent to the January 5, 2005 private placement on the same terms and conditions as the sales in the January 5, 2005 private placement and (f) to the placement agent and its designees who arranged the private placement financing which closed in the first quarter of 2005. In the fourth quarter of 2005, we granted warrants to purchase our common stock to (a) to holders of approximately $3.5 million of our promissory notes upon conversion of those notes to shares of our common stock on October 12, 2005, (b) purchasers of our common stock in the private placement we closed on October 12 and October 31, 2005 and (c) to the placement agent and its designees who arranged the October 2005 private placement financing. Our Series B-1, B-2, C, E, E PA, F, and F PA warrants to purchase the following number of shares of our common stock at the following exercise prices are currently outstanding:

•	176,198 shares at $4.00 per share (the “Series B-1 Warrants”)
•	112,798 shares at $5.00 per share (the “Series B-2 Warrants”)
•	102,000 shares at $3.60 per share (the “Series C Warrants”)
•	3,814,189 shares at $1.80 per share (the “Series E Warrants”)
•	717,600 shares at $1.50 per share (the “Series E Warrants”)
•	14,266,011 shares at $0.001 per share (the “Series E Warrants”)
•	2,746,376 shares at $0.35 per share (the “Series E PA Warrants”)
•	16,595,292 shares at $0.50 per share (the “Series F Warrants”)
•	3,179,619 shares at $0.30 per share (the “Series F PA Warrants”)

The Series E and F Warrants provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E and F Warrants, then the exercise price of the Series E and F Warrants is reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E and F Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock.

Such price protection provisions in our Series E and F Warrants could have the effect of limiting any significant increase in the market value of our common stock. However, the Series E and F warrants all have provisions that permit the holders who could acquire the majority of the shares of our common stock issuable upon exercise of all the warrants in that particular series, to waive the price protection provisions for that series.

Although our Series B-1, B-2 and C Warrants contain (for our Series C Warrants) similar or (for our Series B-1 and B-2 Warrants) more severe anti-dilution provisions, our Series B-1, B-2 and C Warrants were amended (in accordance with their terms) to provide that, except in situations not here applicable, the exercise prices would not be reduced below those set forth above.

In addition, the warrants we will issue to the purchasers of our equity securities in our current private placement will provide that the $0.50 per share exercise price will be reduced to the price, if lower, at which we sell our common stock in the future, and the effective cost to the purchaser of our common stock upon conversion of equity securities, or exercise of warrants or options, we may sell or grant in the future.

The closing price for our common stock on April 13, 2006 was $0.305.

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

We have entered into agreements with Messrs. Steven Katz and Ron Lipstein, two of our executive officers, and with one other employee, Mr. Alain Klapholz, who is not an executive officer, that provide for payments to them in the event that their employment is terminated by us, including “constructive termination” as defined in those agreements. We will pay to Messrs. Katz and Lipstein an amount equal to 2.99 times, and to Mr. Klapholz 1.99 times, the average annual compensation paid by us to such person in the five tax years prior to termination of his employment. The agreements also provide that (a) in the event of such termination of employment, the expiration dates of all options and warrants which have been granted to such persons and which expire less than three years after such termination of employment, will be extended so that such options and warrants expire three years after such termination of employment, and (b) that we will reimburse such persons for any federal excise taxes (and for taxes on such reimbursements) payable by such persons because of such termination of employment payments we make to them. The agreements further provide that in the event of the death or disability of any of Messrs. Katz, Lipstein or Klapholz, or the voluntary termination by either Messrs. Katz or Lipstein of their employment with us, we will pay to such person an amount equal to the compensation received by such officer from us in the previous twelve months.

Such termination of employment agreements could also discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in Ortec.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and Cambrex and our suppliers may carry liability insurance that protects us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and such other entities’ insurance policies or for which we or such other entities do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

New laws and regulations affecting corporate governance may impede our ability to retain and attract board members and executive officers, and increase the costs associated with being a public company.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and provide tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent registered public accountant fees.

New Accounting Pronouncements May Negatively Impact our Future Results of Operations

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

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

Pursuant to a lease which expires December 31, 2007, we occupy an aggregate of approximately 14,320 square feet of space in Columbia University’s Audubon Biomedical Science and Technology Park in New York City, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce ORCEL. Rent for the entire 14,320 square feet is $60,860 per month.

Item 3.	LEGAL PROCEEDINGS

We have successfully defended challenges to our United States and European patents in the past. Advanced Tissue Sciences (ATS) challenged, in the European Patent Office, the grant of our European Patent upon the ground that the patent lacks novelty and is not inventive over prior art. The proceeding began November 5, 1998 and involved ATS as the opposer and Ortec, as the patentee. The first hearing was resolved in our favor. That is, the European Patent Office Tribunal affirmed the grant of the patent, ruling against ATS. ATS then appealed the decision in our favor seeking cancellation of the patent. In January 2006 we were informed that ATS withdrew its appeal. Withdrawal of the appeal by ATS concludes this litigation and our European patent remains as originally issued.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote during the three months ended December 31, 2005.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on January 19, 1996, under the symbol “ORTC.” The common stock traded on the NASDAQ Small Cap market until August 2002, when it was delisted from the Small Cap market and commenced trading on the National Association of Securities Dealers’ Bulletin Board, where it presently trades under the symbol “ORTN.OB.” The following table sets forth the high and low sales prices of our common stock as reported by the Bulletin Board for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW

2005 Quarter
First	$1.19	$0.63
Second	0.88	0.27
Third	0.40	0.24
Fourth	0.35	0.17

2004 Quarter
First	3.55	1.95
Second	2.95	2.05
Third	2.40	1.35
Fourth	2.30	0.89

Security Holders

To the best of our knowledge, at March 3, 2006, there were 317 record holders of our common stock. We believe there are more than 1,800 beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have not paid and have no current plans to pay dividends on our common stock. Under of our Agreement with Paul Royalty Fund we agreed not to issue any new debt or equity securities that contain cash dividend or mandatory redemption provisions.

Recent Sales of Unregistered Securities

In addition to our unregistered sales of our equity securities during the three-month period ended December 31, 2005, which we reported on Forms 8-K, in that three-month period we have also sold and/or issued our equity securities which were not registered under the Securities Act of 1933, as amended (the “Act”), in the transactions described below. No underwriters were involved in any of these transactions.

(a)

On October 18, 2005, in partial consideration for services rendered by it to us we granted one company three-year warrants to (i) purchase 25,000 shares of our common stock at an exercise price of $1.00 per share, which vested immediately upon our extension of the original three-month term of their service agreement. The grant of such warrants was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

(b)

On December 1, 2005, in partial consideration for services rendered by the same company to us we granted that company three-year warrants to (i) purchase an additional 25,000 shares of our common stock at an exercise price of $0.50 per share, which warrants will vest on March 31, 2006, and (ii) to purchase an additional 25,000 shares of our common stock at an exercise price of $1.00 per share, which vest only if we and the service provider extend the original three-month term of the service agreement beyond March 31, 2006. The grant of such warrants was exempt from the registration requirements of the Act pursuant to the provisions of Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

Item 6.	MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of ORCEL for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contracted sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary, to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We expect to complete enrollment for this clinical trial no later than April 2006. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial. Together, we are working on process improvements that we expect will drive down the cost of ORCEL as we plan for the potential commercialization of our product. During 2005, Cambrex further supported our efforts both through a $200,000 investment in the January 2005 private placement and for the period May through October 2005, agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges. The common stock and warrants exchanged for the production suite charges have not yet been issued.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. The results of that clinical trial showed a 75% improvement over the standard of care as well as a daily healing rate that was twice as fast as the standard of care, for those patients treated with ORCEL. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. We expect to initiate patient enrollment for the diabetic foot ulcers pivotal clinical trial shortly after receiving FDA clearance for commercial sales of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcers clinical trial will be conducted at up to 25 clinical centers and involve up to approximately 200 patients.

In the past twelve months, in anticipation of commercialization of ORCEL, operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. During this time we enhanced and partially validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Cambrex. We submitted our manufacturing process to the FDA as part of the PMA application and received no significant comments from the FDA. We transferred the ORCEL manufacturing process to Cambrex and have worked with Cambrex in validating our production process of ORCEL at Cambrex. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. To improve the consistency of ORCEL, we improved the process for the production of collagen sponges at our collagen sponge contract manufacturer, and identified a “BSE-free” source of corium for collagen. To increase scale and reduce the cost of manufacturing ORCEL, we developed a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. The cell factory project is expected to be completed in June 2006. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing alternative sources of supply of bovine hide collagen and various grades of sponges that could provide new business opportunities. We validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Manufacturing cost reduction projects of longer duration may be delayed, or may be accomplished in collaboration with Cambrex. Preliminary discussions with Cambrex have taken place with respect to the transfer of our cell expansion processes as well as co-development of longer duration cost reduction and increased production process projects. The costs associated with these projects will be negotiated with Cambrex.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

•	Development and transfer to Cambrex of a process which doubles the ORCEL production lot size,
•	Production and expansion of cell inventory,
•	Completion of development of the cell factory project,
•	Completion of all FDA required tests and validations, and
•	Validation of “BSE-free” collagen.

We expect that the above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency.

Additionally we plan to:

•	acquire Hapto and expand our focus to application of our technologies to opportunities in regenerative medicine such as stem cells, wound healing, and cosmetic tissue augmentation;
•

explore opportunities where we can use our FDA approved facility, cell culturing biomaterials and regulatory knowledge and expertise as an income source or to secure interests in other company’s biotechnology products or in their business operations;

•	Examine potential licensing opportunities for use of our biomaterials in other tissue engineering applications;
•	Pursue co-development opportunity using growth factor media in development of cosmeceutical product, and
•	Submit proposals to the appropriate agencies for the purpose of securing available research grants.

We may invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

We do not presently expect any significant changes in personnel in 2006.

Letter of Intent to Acquire Hapto Biotech

On December 15, 2005 we executed a non-binding letter of intent to acquire Hapto Biotech (Hapto), a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides (Haptides™), which have demonstrated the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. Hapto’s research indicates that FMB’s have the ability to efficiently recover adult stem cells from mixed cell populations, as well as, allow for their growth, proliferation and potential reimplantation into the patient. Hapto’s research also indicates that Haptides™ have the ability to enhance cell attraction and attachment, as well as effect cellular internalization of macromolecules and nanoparticles, allowing for the potential development of products for the stem cell, tissue regeneration and tissue augmentation, gene therapy and drug delivery markets.

We closed our acquisition of Hapto on April 14, 2006. For such acquisition we issued a total of 30,860,000 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 3,000,000 of our common shares at $0.30 per share. The investment banking firm of Rodman & Renshaw, LLC acted as our advisor in this acquisition.

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $29,569,000, the amount PRF could compel us to repurchase their revenue interest at December 31, 2005. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of December 31, 2005 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we may have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 10 of the consolidated financial statements, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that we would need to achieve a North American sales level of approximately $1,160,000,000 during the approximate remaining five sales years under the revenue interest assignment agreement to offset the principal balance of the $29,569,000 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

We will need to secure additional financing for the approximately $850,000 of cash we are currently consuming per month. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt.

As of December 31, 2005, payment of approximately $1,354,000 of the approximately $1,980,000 we owed to our trade creditors was past due. We have entered into agreements with creditors to whom we owe an aggregate of $736,000 (as of December 31, 2005) to pay $471,000 in 2006 and $265,000 in 2007.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue equity in satisfaction of certain obligations.

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

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Cambrex for manufacturing and sales of our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements and
•	the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business.

On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 cash payable in seven equal monthly installments and a three-year warrant to purchase 285,000 shares of our common stock at an exercise price of $0.25. The warrant has piggyback registration rights.

In March 2006, we received $380,000 of short-term loans from two entities. One loan for $130,000 was from one of our executive officers, is non-interest bearing and is payable from the proceeds of our recent private placement of our securities. The second loan for $250,000 bears interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our recent private placement, at 1.2 times the principal and accrued interest amount. Additionally we agreed that upon conversion of such $250,000 loan to our equity securities, since the investor provided us with the funds earlier than was required, we would forego such investor’s $808,000 remaining commitment and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

On March 31, 2006, we received $65,000 in a short-term loan from our executive officers, of which $35,000 was repaid on April 6, 2006. On April 3, 2006 we received another short-term loan of $45,000 from another of our executive officers. Both of these loans will be repaid from the proceeds of our recent private placement. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of our Series E Preferred Stock, and issued a warrant to purchase 1,506,665 shares of our common stock at an exercise price of $0.50 per share. On April 5, 2006 we received a $200,000 short-term loan due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to the lender.

On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of the common stock. At any time these investors can convert their preferred stock into common stock at a $0.20 conversion price. If we complete a reverse split of our outstanding common stock by June 16, 2006, the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $0.20, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued a five-year warrant to purchase our common stock at $0.50 per share, for the number of common shares equal to the purchase price paid for our convertible preferred shares divided by $0.20, or warrants to purchase an aggregate of 30,880,000 of our common shares. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $0.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock, or upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file by June 18, 2006 or obtain an effective registration statement by August 17, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005.

Item 7.	FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2004, we filed a Form 8-K/A disclosing that Grant Thornton LLP had resigned as our independent accountants with no disagreements. On January 21, 2005, we filed a Form 8-K/A disclosing that BDO Seidman, LLP had been retained as our independent accountants.

Item 8A.	CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005 (“Evaluation Date”) have concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)      Changes in internal controls over financial reporting.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the fourth quarter of 2005.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual’s term as a director and/or officer.

Name	Age	Position

Steven Katz, Ph.D.	61	Chairman of the Board of Directors
Ron Lipstein	50	Chief Executive Officer, Vice Chairman of the Board of Directors, Secretary and Treasurer
Constantin Papastephanou, Ph.D.	60	President and Chief Operating Officer
Alan W. Schoenbart	47	Chief Financial Officer
Mark Eisenberg, M.D.	68	Director
Steven Lilien, Ph.D.	58	Director
Allen I. Schiff, Ph.D.	59	Director
Gregory B. Brown, M.D.	52	Director

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

Mark Eisenberg, one of our founders, has been a Director since 1991. Dr. Eisenberg was formerly our Senior Vice President and a consultant to us. See “Certain Relationships and Related Transactions”. He has been a physician in private practice in Sydney, Australia since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia. He has done extensive research on epidermolysis bullosa disease.

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

Executive Officers

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Two of our executive officers, Steven Katz and Ron Lipstein, are also members of our Board of Directors. Information with regard to such persons is set forth above under the heading “Directors.” The other executive officers are Constantin Papastephanou, our President, and Alan W. Schoenbart, our Chief Financial Officer.

Constantin Papastephanou was employed by us in February 2001 as our President and Chief Operating Officer. Prior to joining us he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers’ Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as president of the global chronic care division, where he was responsible for that division’s sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs. He holds a Ph.D. in Biochemistry from the University of Miami as well as a Master of Science in Microbial Biochemistry from the University of London.

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

Significant Employee

Melvin Silberklang is our vice president for research and development and our Chief Scientific Officer. He has held those positions for all of the 11 years that he has been employed by us. Dr. Silberklang is 56 years old.

We do not have an employment agreement with Dr. Silberklang.

The Committees

During 2005 our Board of Directors had an Audit Committee and a Compensation Committee. The Board of Directors does not have a Nominating Committee and the entire Board of Directors performs the usual functions of such committee.

Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of our independent certified public accountants and the review of the scope, cost and effect of the audit engagement. The current members of the Audit Committee are Drs. Lilien and Schiff. Dr. Lilien serves as chairman of the Audit Committee. Both Drs. Lilien and Schiff are independent as Audit Committee independence is defined in the rules of the NASDAQ stock market. Both Drs. Lilien and Schiff are Audit Committee financial experts in that each has:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
•

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal controls and procedures for financial reporting; and
•	an understanding of audit committee functions.

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

Nominations for Directors. The Board of Directors will consider candidates for election as directors recommended by our stockholders. Stockholders should submit their recommendations in writing, together with the recommended person’s qualifications to serve as a director, addressed to Ortec International, Inc., 3960 Broadway, New York, N.Y. 10032, Attn: Ron Lipstein, Secretary.

Attendance at Meetings

During 2005, the Board of Directors, Audit Committee, Compensation Committee and Stock Option sub-committee each met or acted without a meeting pursuant to unanimous written consent nine times, seven times, two times and seven times, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all forms filed under Section 16(a).

Based solely on our review of the copies of those forms received by us, or written representations from such persons, all Section 16(a) filing requirements in the fiscal year ended December 31, 2005 were met.

Code of Ethics

The Board of Directors has adopted a code of ethics requiring our employees, including our executive officers and our directors, to act honestly and with integrity with respect to us and our business dealings and to provide full and fair disclosure about us that is required to, or will be reported to the public. The code of ethics requires our employees to disclose to our Board of Directors any material transaction or relationship on the part of any Ortec employee or director that could reasonably be deemed dishonest or that reasonably could be expected to give rise to an actual or apparent conflict of interest. We have filed a copy of our code of ethics with the Securities and Exchange Commission.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2005, 2004 and 2003 to (i) our Chief Executive Officer, (ii) three other executive officers and (iii) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (the “Named Executive Officers”). The number of shares of our common stock issuable upon the exercise of options, the exercise prices and the potential realizable values as of December 31, 2005 of those options granted in 2005, are the number of shares, exercise prices and realizable values after giving effect to the one share for ten shares reverse split of our common stock effective June 24, 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Restricted Stock Awards ($) (5)		Securities Underlying Options / SARs (#)

Ron Lipstein	2005	260,000	127,684	(2)	1,190,000	(6)	3,179,619
CEO, Vice Chairman	2004	260,000	80,747	(3)	—		—
and Secretary	2003	224,366	118,300		—		476,431

Steven Katz	2005	150,000	127,684	(2)	404,600	(7)	3,179,619
Chairman	2004	150,000	80,747	(2)	—		—
	2003	158,558	118,300	(4)	—		476,431

Constantin Papastephanou	2005	230,596	—		83,300	(8)	—
President	2004	220,500	—		—		—
	2003	207,493	—		—		57,500

Melvin Silberklang	2005	190,709	—		—		—
VP, Chief Scientific	2004	185,000	—		—		—
Officer	2003	172,735	10,000		—		7,500

Alan W. Schoenbart	2005	150,000	—		17,000	(9)	—
Chief Financial Officer	2004	100,000	—		—		10,000
	2003	—	—		—		—

(1) Mr. Lipstein and Mr. Katz’s bonuses are equal to 1% each of the funds raised on our behalf (whether such funds are raised in equity or debt financings or as a result of licensing transactions) as well as options to purchase a number of shares equal to up to 10% of the number of shares issued in any such financing transaction.
(2) Amount has been deferred.
(3) $49,528 has been deferred.
(4) $13,300 has been deferred.
(5) Dollar values denoted for each individual are as of original dates of grant. Pursuant to our agreements with these individuals these shares will be forfeited by them if at any time prior to January 1, 2007 we no longer employ such person. The shares may only be sold in five monthly installments commencing January 1, 2007. No dividends will be paid on the restricted stock awards.
(6) As of December 31, 2005, 1,000,000 restricted shares valued at $190,000 (The product of $0.19 (the closing price of our common stock at December 31, 2005, as reported on the over the counter Bulletin Board) and the number of restricted shares).
(7) As of December 31, 2005, 340,000 restricted shares valued at $64,600 (The product of $0.19 (the closing price of our common stock at December 31, 2005, as reported on the over the counter Bulletin Board) and the number of restricted shares).
(8) As of December 31, 2005, 245,000 restricted shares valued at $46,500 (The product of $0.19 (the closing price of our common stock at December 31, 2005, as reported on the over the counter Bulletin Board) and the number of restricted shares).
(9) As of December 31, 2005, 50,000 restricted shares valued at $9,500 (The product of $0.19 (the closing price of our common stock at December 31, 2005, as reported on the over the counter Bulletin Board) and the number of restricted shares).

The following tables show for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

Option/ SAR Grants in Last Fiscal Year

Name	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year	Exercise price	Expiration date

Steven Katz	3,179,619	49.7%	$0.25	11/01/2012
Ron Lipstein	3,179,619	49.7%	$0.25	11/01/2012

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Value

	Number of Securities Underlying Unexercised Options at 12/31/05 (#)		Value of In-the-Money Options at 12/31/05 ($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven Katz	3,899,060	—	—	—
Ron Lipstein	3,896,445	—	—	—
Constantin Papastephanou	41,250	28,750	—	—
Melvin Silberklang	10,630	250	—	—
Alan W. Schoenbart	2,500	7,500	—	—

There were no option exercises in the last fiscal year by any of the Named Executive Officers.

(1)

The product of (x) the difference between $0.19 (the closing price of our common stock at December 31, 2005, as reported on the over the counter Bulletin Board) and the exercise price of the unexercised options, multiplied by (y) the number of exercisable and unexercisable options.

The following table shows for the fiscal year ended December 31, 2005, certain information regarding participation in Long-term incentive plans by the Named Executive Officers:

Long-Term Incentive Plans-Awards in the Last Fiscal Year

			Estimated Future Payouts under Non- Stock Price-Based Plans

Name	Number of shares	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Melvin Silberklang	120,000	01/01/05-12/31/07	60,000	60,000	120,000

The issuance of such 120,000 shares is conditioned as follows: 60,000 will be issued upon doubling the output of the current manufacturing process, and the remaining 60,000 shares will be issued upon developing a semi-automated cell culture process.

Compensation of Directors

Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff and Gregory B. Brown were all non-employee Directors in 2005. For Dr. Steven Lilien’s services in 2005 as a Director and as Chairman of our audit committee, we paid Dr. Lilien $20,000 and for his services in 2005 as a Director and as a member of our audit committee, we paid Dr. Schiff $20,000. In addition to cash compensation we granted Drs. Lilien and Schiff each a five-year option to purchase 15,000 shares of our common stock at an exercise price of $0.26. We paid no compensation to Dr. Eisenberg or Dr. Brown for their services as Directors.

Employment Contracts, Termination of Employment and Change in Control Agreements

We have entered into agreements with Messrs. Katz and Lipstein that provide for payments to them in the event that we terminate their employment; including “constructive termination” as defined in those agreements. We will pay to such terminated individuals an amount equal to 2.99 times the average annual compensation paid by us to such person in the five tax years prior to termination of his employment. These agreements also provide that in the event of such termination of employment, the expiration dates of all options and warrants which have been granted to such persons and which expire less than three years after such termination of employment, will be extended so that such options and warrants expire three years after such termination of employment. These agreements further provide that in the event of the death or disability or the voluntary termination of employment of Messrs. Katz and Lipstein we will pay to such executive an amount equal to the compensation received by such executive from us in the previous twelve months.

The Internal Revenue Code provides that in the event that payments to an executive officer resulting from a change of control of a company exceeds three times the average annual compensation paid by us to such executive officer in the five year period prior to such change of control (a) such excess will not be able to be deducted by us in calculating our income for income tax purposes and (b) a special excise tax equal to 20% of such excess will have to be paid by the executive officer receiving such excess payments. Such agreements are commonly referred to as “golden parachutes.” The agreements with Messrs. Katz and Lipstein provide that we will pay such excise tax payable by such executive officer, as well as income taxes payable by such executive officer as a result of our payment of such excise tax.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of April 14, 2006 by: (i) each director and nominee for director; (ii) each of the Named Executive Officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2006, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 83,554,291 shares outstanding on April 14, 2006, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 3960 Broadway, New York, New York 10032.

	Beneficial Ownership

Beneficial Owner	Number of Shares		Percentage Ownership

Steven Katz	4,251,717	(1)	4.9%

Ron Lipstein	4,914,313	(2)	5.6%

Costa Papastephanou	300,800	(3)	*

Melvin Silberklang	10,630	(4)	*

Alan W. Schoenbart	52,500	(5)	*

Mark Eisenberg	170,600	(6)	*

Steven Lilien	32,140	(7)	*

Allen I. Schiff	28,500	(8)	*

Gregory Brown	—	(9)	*

Crestview Capital Master LLC. 95 Revere Drive, Suite Northbrook, Il 60062	5,061,402	(10)	6.0%

North Sound Capital LLC 53 Forest Avenue Old Greenwich, CT 06870	8,691,134	(11)	9.9%

SDS Capital Group SPC, Ltd. 53 Forest Avenue, 2nd Floor Old Greenwich, CT 06870	8,342,183	(12)	9.5%

All executive officers and directors as a group (8 persons)	9,750,570	(13)	10.6%

* Less than one percent.

(1) Includes 3,899,060 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006. Does not include shares owned by Dr. Katz’s children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. In addition, does not include shares issuable upon the exercise of options that Dr. Katz is entitled to but that to date he has elected not to receive. Pursuant to Dr. Katz’s agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(2) Includes 3,896,445 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006. Does not includes 3,360 shares owned by Mr. Lipstein’s minor children. Mr. Lipstein disclaims any beneficial interest in these shares. In addition, does not include shares issuable upon the exercise of options that Mr. Lipstein is entitled to but that to date he has elected not to receive. Pursuant to Mr. Lipstein’s agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(3) Includes 55,625 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(4) Consists of 10,630 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(5) Includes 2,500 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(6) Includes 111,000 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(7) Includes 32,100 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(8) Consists of 28,500 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

(9) Does not include 321,502 shares of common stock, all owned by Paul Royalty Fund L.P., an affiliate of Paul Capital Partners, of which Mr. Brown is a partner. Dr. Brown was selected by Paul Royalty Fund to serve as a director of Ortec pursuant to our agreement giving Paul Royalty Fund the right to name one director.

(10) Includes 950,662 shares of common stock underlying warrants, which are exercisable within 60 days of April 14, 2006.

(11) Includes 3,850,000 shares of common stock underlying warrants, which are exercisable within 60 days of April 14, 2006. According to a Schedule 13G filed by North Sound Capital LLC on February 13, 2005, the managing member of that entity is Thomas McAuley. North Sound Capital LLC may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., which funds are the record owners of such shares. As the managing member of these funds, North Sound Capital LLC has voting and investment control with respect to the shares of common stock held by these funds.

(12) Includes 4,718,100 shares of common stock underlying warrants, which are exercisable within 60 days of April 14, 2006. According to a Schedule 13G filed jointly on February 6, 2005, by SDS Capital Group SPC, Ltd., SDS Management LLC, its investment advisor, and Steve Derby, the sole manager of the investment advisor, all three persons share voting and dispositive power over these shares.

(13) Includes 8,025,230 shares of common stock underlying stock options, which are exercisable within 60 days of April 14, 2006.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	434,542	$14.16	1,015,458
Equity compensation plans not approved by security holders	13,952,552	$0.58	—

Total	14,387,094		1,015,458

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.4	By-Laws (Incorporated by reference to the Exhibit of our Registration Statement on Form SB-2, or Amendment 1 thereto, filed with the Commission, Commission File No. 33-96090)
10.1

Agreement with Cambrex Bio Science Walkersville, Inc.; redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 30, 2004, Commission File No. 0-27368)

10.2

Agreement with Paul Capital Royalty Acquisition Fund L.P. (name subsequently changed to Paul Royalty Fund, L.P.); redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No. 0-27368)

10.3

Termination of Employment Agreements between the Registrant and Steven Katz, Ron Lipstein and Alain Klapholz (Incorporated by reference to Exhibit 99.1 of Form 8-K dated December 11, 2002, filed with the Commission on December 13, 2002, Commission File No. 0-27368)

10.4

Lease with Audubon Biomedical Science and Technology Park (Incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No. 0-27368)

10.5

Forbearance Agreement with Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 13, 2004, filed with the Commission on December 14, 2004, Commission File No. 0-27368)

10.6

Limited Liability Company Agreement dated October 11, 2004 between Ortec International, Inc. and Hapto Biotech, Inc. (Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.7

Sales Agency Agreement dated October 18, 2004 between Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.7 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.8

Amendment No. 1 dated October 18, 2004 to the Cell Therapy Manufacturing Agreement dated October 29, 2003 between Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.9

License Agreement dated October 18, 2004, by and among Orcel LLC and Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.9 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.10

Security Agreement dated October 18, 2004, by and among Orcel LLC and Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.10 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.11

Amended and Restated Security Agreement dated October 18, 2004 by and among Orcel LLC and Ortec International, Inc. and Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.12

Supply Agreement dated December 31, 2004 between Ortec and LSNE. (Incorporated by reference to Exhibit 10.12 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.13

Registration Rights Agreement for the January 5, 2005 Private Placement (Incorporated by reference to Exhibit 4.2 of Form 8-K dated January 5, 2005, filed with the Commission on January 11, 2005, Commission File No. 0-27368)

10.14

Form of Series E Warrant for the January 5, 2005 Private Placement (Incorporated by reference to Exhibit 4.3 of Form 8-K dated January 5, 2005, filed with the Commission on January 11, 2005, Commission File No. 0-27368)

10.15	Form of Modification of Series E Warrants (Incorporated by reference to Exhibit 4.1 of Form 8-K dated May

27, 2005, filed with the Commission on June 3, 2005, Commission File No. 0-27368)
10.16

Form of Funding Commitment and Related Warrant Price Adjustment (Incorporated by reference to Exhibit 4.2 of Form 8-K dated May 27, 2005, filed with the Commission on June 3, 2005, Commission File No. 0-27368)

10.17	Form of Restricted Stock Award (Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 27, 2005, filed with the Commission on July 1, 2005, Commission File No. 0-27368)
10.18	Form of Warrant issued to Cambrex (Incorporated by reference to Exhibit 4.1 of Form 8-K dated July 12, 2005, filed with the Commission on July 14, 2005, Commission File No. 0-27368)
10.19

Agreement dated July 12, 2005 between Ortec and CBSW (Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 12, 2005, filed with the Commission on July 14, 2005, Commission File No. 0-27368)

10.20	Form of Series F Warrant (Incorporated by reference to Exhibit 4.2 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)
10.21

Letter Agreement defining the conditions to reduce the exercise price of the Series E Warrants (Incorporated by reference to Exhibit 4.3 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)

10.22

Form of Registration Rights Agreement for October 2005 Private Placement (Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)

14

Code of Ethics (Incorporated by reference to Exhibit 14 of our annual report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 30, 2004, Commission File No. 0-27368)

23 *	Consent of BDO Seidman, LLP
23.1 *	Consent of Grant Thornton LLP
31.1 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer
31.2 *	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer
32.2 *	Section 1350 Certification of Principal Financial Officer

* filed herewith.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed by BDO Seidman, LLP our principal accountant, for services rendered by such firm during the fiscal year ended December 31, 2005. BDO Seidman, LLP was retained by us in January 2005.

Audit Fees

BDO Seidman, LLP billed $110,000 and $120,395 in the aggregate for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements for the fiscal year ended December 31, 2004 and 2005, respectively

BDO Seidman, LLP did not perform any other services for us for fiscal 2004 and 2005.

The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of our independent registered public accounting firm and the review of the scope, cost and effect of the audit engagement.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by BDO Seidman, LLP must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from the Company. Our Audit Committee specifically approved all audit services prior to them being performed by BDO Seidman, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006	Ortec International, Inc.

	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 17, 2006 in the capacities indicated below.

Signature	Title

/s/ Ron Lipstein	Vice Chairman, Chief Executive Officer, Secretary, Treasurer, and Director
(Principal Executive Officer)
Ron Lipstein

/s/ Alan W. Schoenbart	Chief Financial Officer (Principal Financial and Accounting Officer)

Alan W. Schoenbart

/s/ Steven Katz	Chairman and Director

Steven Katz

/s/ Dr. Mark Eisenberg	Director

Dr. Mark Eisenberg

/s/ Steven Lilien	Director

Steven Lilien

/s/ Allen I. Schiff	Director

Allen I. Schiff

/s/ Gregory B. Brown	Director

Gregory B. Brown

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ortec International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Ortec International, Inc. (a development stage enterprise) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 12, 1991 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated statements of operations, shareholders’ deficit and cash flows for the period from March 12, 1991 (inception) to December 31, 2003, which reflect product revenue of approximately $.3 million, expenses of approximately $96.9 million, preferred stock dividends and discounts of approximately $6.7 million, cash used in operating activities of $69.9 million, cash used in investing activities of approximately $6.2 million and cash provided by financing activities of $77.4 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2005, and the results of the Company’s operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from March 12, 1991 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss applicable to common shareholders of $36 million during the year ended December 31, 2005, and, as of that date, the Company’s current liabilities exceeded its current assets by $32.2 million, its total liabilities exceeded its total assets by $31.3 million and the Company has a deficit accumulated in the development stage of $156.4 million. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

New York, New York
March 30, 2006, except for Notes 14 and 18 to the consolidated financial statements, as to which the dates are April 14 and 17, 2006

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Directors and Shareholders
   Ortec International, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the period from March 12, 1991 (inception) through December 31, 2003 of Ortec International, Inc. and Subsidiary (a development stage enterprise) (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Ortec International, Inc. and Subsidiary’s operations, changes in shareholders’ equity (deficit) and cash flows for the period from March 12, 1991 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2003 financial statements, the Company incurred a net loss applicable to common shareholders of $21,449,131 during the year ended December 31, 2003, and, as of that date, the Company’s current liabilities exceeded its current assets by $25,360,740, its total liabilities exceeded its total assets by $24,476,407, and the Company has a deficit accumulated in its development stage of $103,307,740. These factors, among others, as discussed in Note 1 to the 2003 financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the 2003 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

New York, New York
March 12, 2004, except for Note 14 to the 2003 financial statements, as to which the date is March 23, 2004

F3

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$675,389
Prepaid and other current assets	151,973

Total current assets	827,362
Property and equipment, net	198,331
Patent application costs, net	547,335
Deposits and other assets	156,876

Total assets	$1,729,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,359,323
Capital lease obligation - current	13,405
Current maturities of promissory notes	41,635
Obligation under revenue interest assignment	29,569,000

Total current liabilities	32,983,363
Promissory notes, less current portion	50,082
Capital lease obligation, less current portion	9,949

Total liabilities	33,043,394

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Convertible
Series D, stated value $10,000 per share; authorized 10,000 shares; 6,272 shares issued and outstanding; liquidation preference of $25,088,062	15,911,331
Common stock, $.001 par value; authorized, 200,000,000 shares; 51,104,951 shares issued and 51,102,951 outstanding	51,106
Additional paid-in capital	109,775,884
Deficit accumulated during the development stage	(156,411,721)
Treasury stock, 2,000 shares at cost	(177,645)
Deferred compensation	(462,445)

Total shareholders’ deficit	(31,313,490)

Total liabilities and shareholders’ deficit	$1,729,904

          The accompanying notes are an integral part of these statements.

F4

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From March 12, 1991 (inception) to December 31, 2005

	Year ended December 31,

	2005	2004

Product Revenue	$—	$—	$265,665

Expenses
Product and laboratory costs	3,620,562	3,014,461	30,787,148
Personnel	3,896,068	3,857,052	41,081,555
General and administrative	1,869,106	1,664,294	20,904,457
Rent	474,013	481,782	4,446,307
Consulting	—	13,045	5,702,651
Interest expense	7,316,780	6,745,928	27,098,609
Other (income) expense	116,429	(398,662)	(2,554,218)
Loss on settlement of promissory notes	13,081,453	—	13,081,453
Lease termination costs	—	—	1,119,166
Loss on extinguishments of debt and series A preferred shares	—	—	1,004,027

	30,374,411	15,377,900	142,671,155

Net loss	(30,374,411)	(15,377,900)	(142,405,490)

Preferred stock dividends	(17,891)	643,904	3,011,574
Preferred stock and warrants deemed dividends and discounts	5,602,657	1,123,000	10,994,657

Net loss applicable to common shareholders	$(35,959,177)	$(17,144,804)	$(156,411,721)

Net loss per share

Basic and diluted	$(0.93)	$(3.03)

Weighted average shares outstanding

Basic and diluted	38,534,706	5,655,406

          The accompanying notes are an integral part of these statements.

F5

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

							Deficit accumulated during the development stage

	Common Stock		Preferred Stock			Additional paid-in capital				Total shareholders’ equity (deficit)
								Treasury stock	Deferred compensation
	Shares	Amount	Series B	Series C	Series D

March 12, 1991 (inception) to December 31, 1991
Founders	155,382	$155	—	—	—	$715	—	—	—	$870
First private placement ($3.00 per share)	21,744	22	—	—	—	64,978	—	—	—	65,000
The Director ($11.50 and $53.00 per share)	14,902	15	—	—	—	249,985	—	—	—	250,000
Second private placement ($94.25 per share)	5,302	5	—	—	—	499,995	—	—	—	500,000
Share issuance expense	—	—	—	—	—	(21,118)	—	—	—	(21,118)
Net loss	—	—	—	—	—	—	(281,644)	—	—	(281,644)

Balance at December 31, 1991	197,330	197	—	—	—	794,555	(281,644)	—	—	513,108
Second private placement ($94.25 per share)	2,646	3	—	—	—	250,003	—	—	—	250,006
Second private placement ($94.25 per share)	2,286	2	—	—	—	215,465	—	—	—	215,467
Stock purchase agreement with the Director ($94.25 per share)	3,182	3	—	—	—	299,995	—	—	—	299,998
Share issuance expense	—	—	—	—	—	(35,477)	—	—	—	(35,477)
Net loss	—	—	—	—	—	—	(785,941)	—	—	(785,941)

Balance at December 31, 1992	205,444	205	—	—	—	1,524,541	(1,067,585)	—	—	457,161
Third private placement ($100.00 per share)	10,965	11	—	—	—	1,096,489	—	—	—	1,096,500
Third private placement ($100.00 per share)	2,250	2	—	—	—	224,998	—	—	—	225,000
Stock purchase agreement with Home Insurance Company ($90.00 per share)	11,112	11	—	—	—	999,988	—	—	—	999,999
Stock purchase agreement with the Director ($94.25 per share)	2,122	2	—	—	—	199,998	—	—	—	200,000
Shares issued in exchange for commission	60	1	—	—	—	5,999	—	—	—	6,000
Share issuance expenses	—	—	—	—	—	(230,207)	—	—	—	(230,207)
Net loss	—	—	—	—	—	—	(1,445,624)	—	—	(1,445,624)

Balance at December 31, 1993	231,953	232	—	—	—	3,821,806	(2,513,209)	—	—	1,308,829
Fourth private placement ($100.00 per share)	3,946	4	—	—	—	397,708	—	—	—	397,712
Stock purchase agreement with Home Insurance Company ($100.00 per share)	5,000	5	—	—	—	499,995	—	—	—	500,000
Share issuance expense	—	—	—	—	—	(8,697)	—	—	—	(8,697)
Net loss	—	—	—	—	—	—	(1,675,087)	—	—	(1,675,087)

Balance at December 31, 1994	240,899	241				4,710,812	(4,188,296)	—	—	522,757
Rent forgiveness	—	—	—	—	—	40,740	—	—	—	40,740
Net loss	—	—	—	—	—	—	(1,022,723)	—	—	(1,022,723)

Balance at December 31, 1995	240,899	241	—	—	—	4,751,552	(5,211,019)	—	—	(459,226)
Initial public offering	120,000	120	—	—	—	5,999,880	—	—	—	6,000,000
Exercise of warrants	3,389	3	—	—	—	33,882	—	—	—	33,885
Fifth private placement ($64.90 per share)	95,911	96	—	—	—	6,220,701	—	—	—	6,220,797
Share issuance expenses	—	—	—	—	—	(1,580,690)	—	—	—	(1,580,690)
Stock options issued for services	—	—	—	—	—	152,000	—	—	—	152,000
Net loss	—	—	—	—	—	—	(2,649,768)	—	—	(2,649,768)

Balance at December 31, 1996	460,199	460	—	—	—	15,577,325	(7,860,787)	—	—	7,716,998
Exercise of warrants	115,878	116	—	—	—	10,822,675	—	—	—	10,822,791
Share issuance expenses	—	—	—	—	—	(657,508)	—	—	—	(657,508)
Stock options and warrants issued for services	—	—	—	—	—	660,000	—	—	—	660,000
Net loss	—	—	—	—	—	—	(4,825,663)	—	—	(4,825,663)

Balance at December 31, 1997	576,077	576	—	—	—	26,402,492	(12,686,450)	—	—	13,716,618
Exercise of warrants	22,149	22	—	—	—	1,281,935	—	—	—	1,281,957
Stock options and warrants issued for services	—	—	—	—	—	1,920,111	—	—	—	1,920,111
Sixth private placement	20,000	20	—	—	—	1,788,678	—	—	—	1,788,698
Sixth private placement – warrants issued	—	—	—	—	—	211,302	—	—	—	211,302
Share issuance expenses	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Purchase of 660 shares of treasury stock (at cost)	—	—	—	—	—	—	—	(67,272)	—	(67,272)
Net loss	—	—	—	—	—	—	(8,412,655)		—	(8,412,655)

Balance at December 31, 1998	618,226	618	—	—	—	31,556,518	(21,099,105)	(67,272)	—	10,390,759
Exercise of warrants	1,410	1	—	—	—	14,102	—	—	—	14,103
Stock options and warrants issued for services	—	—	—	—	—	64,715	—	—	—	64,715
Seventh private placement ($87.50 per share)	38,916	39	—	—	—	3,168,746	—	—	—	3,168,785
Seventh private placement – investor warrants	—	—	—	—	—	236,291	—	—	—	236,291
Seventh private placement – placement agent warrants	—	—	—	—	—	232,000	—	—	—	232,000
Eighth private placement ($55.00 per share)	163,637	164	—	—	—	8,999,838	—	—	—	9,000,002
Share issuance expenses	—	—	—	—	—	(619,908)	—	—	—	(619,908)
Purchase of 910 shares of treasury stock (at cost)	—	—	—	—	—	—	—	(75,518)	—	(75,518)
Net loss	—	—	—	—	—	—	(10,040,509)	—	—	(10,040,509)

Balance at December 31, 1999	822,189	822	—	—	—	43,652,302	(31,139,614)	(142,790)	—	12,370,720
Exercise of options and warrants	17,554	17	—	—	—	327,265	—	—	—	327,282
Stock options and warrants issued for services	—	—	—	—		56,265	—	—	—	56,265
Ninth private placement ($150.00 per share)	6,667	7	—	—	—	999,998	—	—	—	1,000,005
Ninth private placement – placement agent warrants	—	—	—	—	—	23,000	—	—	—	23,000
Tenth private placement ($67.50 per share)	124,757	125	—	—	—	8,420,946	—	—	—	8,421,071
Share issuance expenses	—	—	—	—	—	(641,500)	—	—	—	(641,500)
Purchase of 430 shares of treasury stock (at cost)	—	—	—	—	—	—	—	(34,855)	—	(34,855)
Net loss	—	—	—	—	—	—	(12,129,663)	—	—	(12,129,663)

Balance at December 31, 2000	971,167	971	—	—	—	52,838,276	(43,269,277)	(177,645)	—	9,392,325
Stock options issued for services	—	—	—	—	—	188,080	—	—	—	188,080
Net loss	—	—	—	—	—	—	(15,885,377)	—	—	(15,885,377)

Balance at December 31, 2001	971,167	971	—	—	—	53,026,356	(59,154,654)	(177,645)	—	(6,304,972)
Exercise of options and warrants	35,720	36	—	—	—	321	—	—	—	357
Stock options and warrants issued for services	—	—	—	—	—	113,060	—	—	—	113,060
Warrants issued with convertible debentures	—	—	—	—	—	440,523	—	—	—	440,523
Warrants issued with convertible redeemable preferred stock	—	—	—	—	—	559,289	—	—	—	559,289
Convertible debenture conversion benefit	—	—	—	—	—	1,042,663	—	—	—	1,042,663
Redeemable convertible preferred stock conversion benefit	—	—	—	—	—	1,097,886	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	938,275	938	(3,479,043)	—	—	3,485,443	—	—	—	7,338
Shares issuance costs – preferred stock	—	—	(866,612)	—	—	304,615	—	—	—	(561,997)
Preferred stock dividends	375,315	375	—	—		1,125,559	(1,125,934)	—	—	—
Net loss	—	—	—	—	—	—	(21,578,021)	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	2,320,477	2,320	5,037,087	—	—	61,195,715	(81,858,609)	(177,645)	—	(15,801,132)

F6

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Additional paid-in capital	Deficit accumulated during the development stage	Treasury Stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2002 (brought forward)	2,320,477	2,320	5,037,087	—	—	61,195,715	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	398,750	399	—	—	—	12,567	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—	—	—	— —	7,690,000
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	1,716,199	—	—	—	—
Warrants issued for services	—	—	—		—	87,000	—	—	—	87,000
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	2,421,556	2,422	(3,253,571)	—	—	3,251,149	—	—	— —	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—	—	—	— —	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	92,308	92	—	—	—	922,985	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	336,550	(336,550)	—	— —	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—	287,000	—	—	— —	287,000
Adjustment for one for ten reverse stock split	74	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	5,233,165	5,233	270,859	3,667,041	2,628,602	72,437,243	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	157,000	157	—	—	—	(157)	—	—	— —	—
Common stock issued in connection with promissory notes	331,831	332	—	—	—	745,870	—	—	— —	746,202
Common stock (277,020) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	828,540	—	—	— — — —	828,540
Common stock issued in connection with exercise of warrants	32,460	32	—	—	—	293	—	—	— —	325
Conversion of 35.62 shares of series C preferred stock into common stock	106,872	107	—	(137,752)	—	137,645	—	—	— —	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	13,743	14	—	—	—	30,085	(30,099)	—	— —	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	496,981	497	—	—	939,050	498,472	—	—	— — —	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	613,805	(613,805)	—	— —	—
Option issued to director for services	—	—	—	—	—	398,574	—	—	—	398,574
Warrant issued for services	—	—	—	—	—	94,393	—	—	—	94,393
Warrant issued in connection with lease	—	—	—	—	—	18,500	—	—	—	18,500
Share issuance expenses	—	—	—	—	—	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	—	—	—	—	—	1,123,000	(1,123,000)	—	—	—
Net loss	—	—	—	—	—	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004	6,372,052	6,372	270,859	3,529,289	3,567,652	76,899,663	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	277,020	277	—	—	274,500	(274,777)	—	—	—	—
January 2005 Private Placement:
Common stock issued in connection with private placement	6,483,962	6,484	—	—	—	4,769,616	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued in connection with promissory note conversion	7,953,123	7,953	—	—	5,733,853	14,887,606	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange	3,283,682	3,284	—	(3,529,289)	3,620,702	2,011,770	(2,106,467)	—	—	—
Common stock issued in connection with exercise of additional investment right from private placement	153,263	153	—	—	—	114,794	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	120,000	120	—	—	—	86,153	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	220,647	221	(270,859)	—	—	272,254	(1,616)	—	—	—
Common stock issued to officers	1,645,000	1,645	—	—	—	749,939	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,658,513	3,659	—	—	—	—	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	14,590,764	14,591	—	—	—	3,159,025	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	6,346,925	6,347	—	—	2,714,624	3,616,746	—	—	—	6,337,717
Modifications of Series E warrant prices	—	—	—	—	—	3,490,140	(3,476,683)	—	—	13,457
Warrant issued for services	—	—	—	—	—	7,189	—	—	—	7,189
Share issuance expenses	—	—	—	—	—	(14,234)	—	—	—	(14,234)
Net loss	—	—	—	—	—	—	(30,374,411)	—	—	(30,374,411)

Balance at December 31, 2005	51,104,951	$ 51,106	—	—	$15,911,331	$109,775,884	$(156,411,721)	$ (177,645)	$ (462,445)	$(31,313,490)

          The accompanying notes are an integral part of these statements.

F7

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Cumulative from March 12, 1991 (inception) to
			December 31,
	2005	2004	2005

Cash flows from operating activities
Net loss	$(30,374,411)	$(15,377,900)	$(142,405,490)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	291,975	466,966	5,566,847
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
(Gain) / loss on sale of property and equipment	—	(26,802)	(58,642)
Loss on settlement of promissory notes	13,081,453	—	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Non-cash stock compensation	289,139	94,000	3,624,370
Non cash interest	126,391	1,856,832	1,983,223
Non-cash imputed interest	6,830,890	4,184,254	22,922,150
Non-cash production suite charges	235,500	—	235,500
Gain on loan adjustment	—	(236,000)	(236,000)
Loss on extinguishments of debt & series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Other	20,646	—	20,646
Change in operating assets and liabilities
Other current assets and other assets	(23,036)	(96,665)	(61,090)
Accounts payable and accrued liabilities	(1,129,595)	1,298,208	5,047,362

Net cash used in operating activities	(10,651,048)	(7,837,107)	(88,361,786)

Cash flow from investing activities
Purchases of property and equipment	(66,535)	(81,622)	(4,613,877)
Proceeds from sale of property and equipment	—	14,025	145,926
Payments for patent applications	(49,167)	(48,975)	(1,069,873)
Organization costs	—	—	(10,238)
(Security deposit) Security deposits refunded	16,000	—	(790,273)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(99,702)	(116,572)	(6,410,789)

Cash flows from financing activities
Proceeds from issuance of notes payable	3,486,000	6,506,626	13,648,126
Proceeds from issuance of common stock	8,150,936	—	61,701,458
Proceeds from exercise of warrants	3,659	1,338,344	1,362,663
Proceeds from insurance premium financing	220,000	280,000	500,000
Share issuance expenses and other financing costs	(14,234)	(26,600)	(5,384,247)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligation under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock -
Series A	—	—	1,200,000
Series B	—	—	3,070,000
Series C	—	—	5,690,000
Advances received	—	—	130,000
Repayment of insurance premium financing	(220,000)	(280,000)	(500,000)
Repayment of capital lease obligations	(66,065)	(154,079)	(584,794)
Repayment of loan payable	(203,462)	(173,943)	(1,239,161)
Repayment of obligation under revenue interest assignment	—	—	(11,414)
Repayment of notes payable	—	—	(515,500)
Repayment of promissory notes	(158,065)	(637,686)	(795,751)

Net cash provided by financing activities	11,198,769	6,852,662	95,447,964

Net Increase/(Decrease) in Cash And Cash Equivalents	448,019	(1,101,017)	675,389
CASH AND CASH EQUIVALENTS:
Beginning of year	227,370	1,328,387	—

End of year	$675,389	$227,370	$675,389

F8

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,		Cumulative From March 12, 1991 (inception) to
			December 31,
	2005	2004	2005

Supplemental disclosures of cash flow information:
Non-cash financing and investing activities
Capital lease obligations	$7,717	$52,462	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financings costs - other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	751,584	—	751,584
Dividends on preferred stock paid in common shares -
Series B	—	50,000	2,099,011
Series C	(17,891)	593,904	576,013
Accretion of discount on preferred stock and warrants	5,602,657	1,123,000	10,994,657
Series B preferred stock converted to common stock	270,859	—	270,659
Series C preferred stock exchanged for common stock	3,529,289	—	3,529,289
Issuance of Series D preferred stock in lieu of common stock	12,343,679	—	12,343,679
Share issuance expenses for preferred stock incurred through issuance of warrants -
Series B	—	—	391,307
Series C	—	—	272,386
Share issuance of series D preferred stock in exchange from series B preferred stock	—	—	2,628,602
Promissory notes repaid with common stock	13,112,626	—	13,112,626
Promissory note interest paid in common stock	658,776	—	658,776
Promissory notes forgiven for warrant participation	—	100,000	100,000
Warrant issued in connection with lease	—	18,500	18,500
Conversion of series C preferred stock into common stock	—	137,645	137,645
Contribution of capital of amount due to founder	—	398,967	398,967
Equipment transferred in satisfaction of deposit	—	25,000	100,000
Discount on promissory notes	—	746,202	1,033,202
Accounts payable converted to promissory notes	—	837,468	837,468
Advances converted to promissory notes	—	130,000	130,000

Cash paid for interest	$142,770	$69,975	$860,626

Cash paid for income taxes	$—	$2,835	$203,411

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

The Skin Group, Ltd. (the “Skin Group”) also was formed as a Delaware corporation in March 1991, to raise funds for the development of the Technology. On July 27, 1992, the Skin Group was merged with and into Ortec. Owners of Skin Group shares were given .83672 of an Ortec share for each Skin Group share. The merger was accounted for as if it were a pooling of interests and, accordingly, the accompanying financial statements include the accounts of the Skin Group for all periods presented.

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of OrCel ® (ORCEL) for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We then began marketing and selling our product for use on patients with those medical conditions. Revenues were not significant. We terminated our selling efforts and elected to focus our efforts on developing a cryopreserved form of our product for treating medical conditions with considerably larger patient populations. Venous stasis ulcers is a medical condition with a larger patient population. We completed a clinical trial during 2003 for the use of a cryopreserved form of ORCEL to treat venous stasis ulcers. In February 2004, we filed an application with the FDA for pre-market approval (PMA). On April 25, 2005 the FDA advised us that we had to have additional clinical data from a confirmatory clinical trial to demonstrate reasonable assurance of safety and effectiveness of ORCEL in treating patients with venous stasis ulcers. In late June 2005, the FDA approved our conducting a 60 patient confirmatory clinical trial. We obtained FDA approval for the trial protocol in mid July 2005 and began the confirmatory clinical trial in mid August 2005. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit our expenditures under our manufacturing agreement with Cambrex primarily to those which are essential for conducting the clinical trial.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $36 million during the year ended December 31, 2005, and, as of that date, our current liabilities exceeded our current assets by $32.2 million, our total liabilities exceeded our total assets by $31.3 million and we have a deficit accumulated in the development stage of $156.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

During 2005 we raised gross proceeds of $9.3 million through private placements of our common stock and approximately $3.5 million from a convertible note offering. Additionally we converted $13.1 million of promissory notes and $773,000 of accrued interest into, and all of the outstanding shares of our Series B and C preferred stock were exchanged by the holders for, our common stock.

We expect to incur obligations of approximately $850,000 per month primarily for personnel and rent, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2006.

As of December 31, 2005, payment of approximately $1,354,000 of the approximately $1,980,000 we owed to our trade creditors was past due. We have entered into agreements with creditors to whom we owe an aggregate of $736,000 (as of December 31, 2005) to pay $471,000 in 2006 and $265,000 in 2007.

F10

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue equity in satisfaction of certain obligations.

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

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Cambrex for manufacturing and sales of our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements and
•	the cost and effectiveness of commercialization activities and arrangements.

We believe that our cash and cash equivalents on hand at December 31, 2005, approximately $675,000, as well as the additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds. See Note 18 regarding funding made subsequent to December 31, 2005.

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

Research and Development Costs

We are in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred. Research and Development costs aggregated $7,535,532 and $7,139,733, for the years ending 2005 and 2004, respectively. Research and Development costs are comprised of production and laboratory costs, rent, consulting, personnel, and depreciation and amortization expenses.

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

Impairment of Long-Lived Assets

We review long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have determined, based on estimated future cash flows, that no provision is necessary for the impairment of long-lived assets at December 31, 2005.

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

The amount of options and warrants excluded are as follows:

	Year ended December 31,

	2005	2004

Warrants	41,949,135	988,603

Stock Options – in plan	434,542	428,324

Stock Options – outside of plan	7,733,638	1,374,400

Additionally, the effects of conversion of the preferred stock were excluded from the weighted average share calculation, as the effect would be antidilutive. An aggregate of 25,088,062 and 5,804,977 shares of common stock would be issuable upon conversion of the preferred stock outstanding at December 31, 2005 and December 31, 2004, respectively.

Employee Stock Option Plan

We account for our employee stock options under the recognition and measurement principles of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock–based employee compensation

F13

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement (SFAS) No.123, “Accounting for Stock-Based Compensation”.

	Year ended December 31,

	2005	2004

Net loss applicable to common shareholders, as reported	$(35,959,177)	$(17,144,804)
Deduct: Total stock-based employee compensation income (expense) determined under fair value based method	(1,143,889)	425,801

Pro forma net loss	$(37,103,066)	$(16,719,003)

Net loss applicable to common shareholders per share:
Basic and Diluted – as reported	$(0.93)	$(3.03)
Basic and Diluted – pro forma	$(0.96)	$(2.96)

We utilized the Black-Scholes option-pricing model to quantify the expense of options and warrants granted to non-employees and the pro forma effects on net loss and net loss per share of the fair value of the options and warrants granted to employees during the years ended December 31, 2005 and 2004. The following weighted average assumptions were made in estimating fair value.

	Years ended December 31,

	2005	2004

Risk-free interest rate	4.2%	3.1%
Expected option life	3.8 years	5 years
Expected volatility	85.9%	80.9%

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2005 and 2004 was $0.33 and $1.92, respectively.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB 25and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. SFAS No. 123(R) must be adopted no later than periods beginning after December 15, 2005 and we will adopt SFAS No. 123(R) on January 1, 2006. We believe the adoption of SFAS No. 123(R) will have a material impact on our results of operations and earnings per share.

3 - CONCENTRATION OF CREDIT RISK

We maintain cash and money market accounts primarily at two financial institutions located in New York City. The FDIC insures cash accounts for amounts up to $100,000. At times, our balances exceed such FDIC limits.

We have not experienced any losses in such accounts.

4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005:

F14

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Laboratory equipment	$1,769,967
Office furniture and equipment	1,118,481
Leasehold improvements	1,372,097

4,260,545
Accumulated depreciation and amortization	4,062,214

$198,331

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was approximately $203,000 and $385,000, respectively.

As of December 31, 2005 and 2004, included above was $543,000 and $535,000 in equipment purchased under capital leases and $519,000 and $460,000 in accumulated amortization, respectively.

5 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent. As of December 31, 2005, patents, net of accumulated amortization, were as follows:

Patents subject to Amortization	Expiration Date

Composite Culture Skin (CCS)	2/1/2011	$959,857
Manufacturing of Bi-layered Collagen Sponge	12/28/2020	33,037
Cryopreservation Process	12/26/2021	78,759

		1,071,653
Accumulated amortization		524,318

		$547,335

Amortization expense for the years ended December 31, 2005 and 2004, was $89,000 and $82,000, respectively. The estimated annual amortization expense expected, based on current intangible balances, for the years 2006 through 2009 is $93,000 per year.

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

There can be no assurance that any patent will provide commercial benefits to us. We have determined that no provision for impairment is necessary at December 31, 2005.

We have granted a security interest in our United States and Canadian patents and trademarks relating to ORCEL to collateralize payments we will be required to make to satisfy our obligation under a Revenue Interest Assignment Agreement (see Note 10).

6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2005:

F15

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable	$1,980,425
Accrued compensation	591,082
Accrued professional fees	570,800
Accrued expenses	167,016
Deferred income	50,000

$3,359,323

7 - LEASES

In March 1996, we entered into a five-year lease with Columbia University for our laboratory and offices in Columbia’s Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. We utilize our laboratory facilities to produce ORCEL for research and development activities including cell expansion and biomaterial research. On December 18, 2003, we amended the lease agreement with Columbia University, extending the lease term to December 2005. With this amendment, we agreed to pay Columbia $25,588 a month for past due rent commencing on February 1, 2004 and ending on December 31, 2005. In March 2006 we signed the Third Lease Amendment which extended the existing lease until December 31, 2007. See Note 18.

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

Future minimum lease payments under a noncancellable operating lease primarily for office and laboratory space and the present value of future minimum lease payments under capital leases as of December 31, 2005 are as follows:

	Leases

	Operating	Capital

Year ending December 31,
2006	$730,320	$23,525
2007	730,320	8,694
2008	—	2,188

Total	$1,460,640	34,407

Less amounts representing interest		11,053

Present value of net minimum capital lease payments		23,354
Less: current portion		13,405

Long-term portion		$9,949

In connection with a lease agreement dated February 27, 2004, we issued a two-year warrant to purchase 14,052 shares of our common stock at $3.25 per share. We valued the warrant utilizing a Black-Scholes valuation model at $18,500. On November 2, 2004 the Board of Directors approved the issuance of the aforementioned warrant.

8 - NOTES PAYABLE

Promissory notes at December 31, 2005 consists of:

Promissory notes – CUH2A, 4%, due through February 2008	91,717
Current portion	41,635

Noncurrent portion	$50,082

F16

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CUH2A promissory note was a structured payout of a previous vendor obligation. We pay them $3,712 monthly.

Minimum payments to be made under the terms of the promissory notes are as follows:

Year ending December 31,
2006	$44,546
2007	44,546
2008	6,783

95,875
Less amount representing interest	4,158

Net present value of future loan payments	$91,717

On February 2, 2005, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $220,000. The financing agreement bore interest at 7.23% and required nine monthly payments of $25,187 beginning March 2005. The financing was utilized to fund the premium payments for our directors and officers insurance policy and has been repaid as of December 31, 2005.

9 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENTS

On August 29, 2001, as amended February 2003, we entered into a Revenue Interest Assignment Agreement with Paul Royalty Fund L.P. (PRF), which terminates on December 31, 2011. Under such agreement we were eligible to receive $10,000,000 during 2001. We received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002.

In February 2003, PRF and the Company signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing requirements for additional funding to be provided by PRF. In connection therewith, PRF purchased 50 shares of our Series B convertible preferred stock investing $500,000, and for which we issued to PRF 73,077 shares of our common stock and granted PRF warrants to purchase an aggregate of 50,000 shares of our common stock, at exercise prices of $15.00 per share for 25,000 shares and at $20.00 per share for the other 25,000 shares. The February 2003 amendments to our agreements with PRF provided, among other things, for (a) the election of one director designated by PRF, (b) the right of one observer (other than such director) selected by PRF to attend and observe all meetings of our Board of Directors and (c) for us to use our best efforts to have independent directors who are acceptable to both us and PRF, including a director designated by PRF, as a majority of our Board of Directors.

In consideration for the $10,000,000, PRF will receive a minimum of 3.33% of the first $100,000,000 of annual sales plus 1.99% of annual sales in excess of $100,000,000 of ORCEL in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. Beginning on January 1, 2003, PRF was entitled to receive each year the first proceeds to us from end user sales of our products in North America. The annual amounts that PRF will be able to draw in advance against the end user sales of our products are $7,500,000 in 2005 through 2011. The agreement provides for quarterly and annual accountings between PRF and us for those advance payments. The purpose of these accountings is to reconcile the advances paid against the actual amount we are required to pay computed on the basis of the aforementioned percentages of sales volume. Based on this reconciliation of the actual calculated amounts versus the advances paid, we will either be required to pay additional amounts or receive a refund of all or a portion of the advances we paid to PRF. We have not paid PRF any advances, as there were no sales during 2003, 2004 and 2005. The amounts received from PRF have been classified as debt in accordance with our interpretation of Emerging Issues Task Force (EITF) Issues No. 88-18, “Sales of Future Revenue”. PRF bears the risk of revenue interest paid being significantly less than the current revenue interest obligation, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest obligation. Therefore we are under no obligation to make any other payments to PRF in the scenario when no repurchase right (as defined) is triggered and no significant interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest obligation.

F17

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We granted PRF a security interest in our United States and Canadian patents and trademarks relating to our technology for our ORCEL product (collectively, the “Pledged Assets”), to secure payments required to be made by us to PRF under this agreement. Pursuant to the default provisions under the agreement PRF may require us to repurchase their revenue interest at the put option exercise price which is defined as a price which would yield an internal rate of return to PRF of 30%.

The events that could require us to repurchase our revenue interest include:

•	any change of control of our company;
•	a transfer of substantially all of our assets;
•	a transfer of our interests in our products;
•	a judicial decision that has a material adverse effect on our business, operations, assets, or financial condition;
•	the occurrence of any event that has a material adverse effect on our ability to perform our obligations to repurchase the revenue interest obligation;
•

the acceleration of our obligations or the exercise of default remedies by a secured lender under certain debt instruments; a funding termination event (as defined) such as a bankruptcy event (as defined);

•	our insolvency (as defined);
•

the breach of representations, warranties or certifications made by us in the agreements with PRF that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from PRF.

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

As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $29,569,000, the amount PRF could compel us to repurchase their interest in our revenues at December 31, 2005, had they not entered into a forbearance agreement with us. This amount represents the amount that would give PRF a 30% internal rate of return on their $10,000,000 from the dates of their original investments. Should we continue to be insolvent we will need to continue to incur non-cash interest charges for this obligation. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to PRF will be recorded as a reduction of our obligation under the revenue interest assignment.

In accordance with accounting promulgated by Statements of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (SFAS 15) even if we are no longer insolvent as long as our future cash payments relating to the revenue interest assignment obligation are indeterminate, the revenue interest assignment obligation would remain at the value that achieves the 30% internal rate of return for PRF through the last date of our insolvency. However, we would no longer have to accrue any additional interest to achieve a 30% internal rate of return related to insolvency. That is, we would not reverse the accrual for the insolvency repurchase event even when we are no longer insolvent. At December 31, 2005 the amount attributed to the insolvency is $19,569,000. Our revenue stream is considered indeterminate since we cannot predict with certainty the payments we will be required to make on this obligation since theoretically our sales are not limited in amount and payments under our agreement with PRF are determined based on future sales. We estimate that we would need to achieve a North American sales level of approximately $1,160,000,000 over the approximate remaining five sales years under the agreement to offset the principal balance of the $29,569,000 revenue interest obligation.

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

F18

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we were unable to repurchase the revenue interest upon a repurchase event, PRF could foreclose on the Pledged Assets, and we could be forced into bankruptcy. PRF can also foreclose on the Pledged Assets if we remain insolvent (waived until July 1, 2006) or are involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2005.

We also have the option to repurchase PRF’s interest upon the occurrence of a change in control of the Company or a complete divestiture by us of our interests in our products, for an amount of cash flows that will generate a 35% internal rate of return to PRF.

On December 16, 2004, pursuant to a Special Warrant Offer which reduced the exercise prices of a portion of the 50,000 warrants that PRF received in February 2003 to $1.00 in exchange for the surrender of the balance, warrants to purchase 27,778 shares of our common stock were exercised for which we received $27,889, and warrants to purchase 22,222 shares of our common stock were surrendered to us. As a result of the Special Warrant Offer PRF was considered to have received a deemed dividend of approximately $2,500 based on a Black Scholes calculation considering the valuation of the warrants prior to the December 16, 2004 offering and subsequent to the offering (see Note 10).

10 - EQUITY TRANSACTIONS

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

Founders: Pursuant to an agreement between Dr. Eisenberg and the other founders (the “Other Founders”), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the “Business Agreement”). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all the capital stock of Ortec (60,000 shares) agreed to license the Technology to Ortec and sell 70% of Ortec’s shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992). The Other Founders initially owned all of the stock of the Skin Group (95,382 shares). On July 27, 1992, the Skin Group was merged with and into Ortec.

First private placement: In March 1991, the Skin Group issued, in a private placement, 21,744 shares for $65,000. In June and October 1991, the Skin Group issued an aggregate 14,902 shares, to a then director of ours (the “Director”) for an aggregate gross proceeds of $250,000.

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

F19

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, in connection with the Director’s purchase of the 5,304 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 7,400 of our shares, at a price of $50 per share. In 1993, the Director exercised such option in part, and purchased 4,900 shares from the Other Founders at the option price of $50 per share. The remaining balance of such options expired April 15, 1994.

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

Rent Forgiveness: During the year ended December 31, 1995, Dr. Eisenberg’s father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

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

Fifth private placement: In November 1996, we completed a private placement of our securities from which we received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). We sold 95,911 shares of common stock in such private placement at average prices of $64.90 per share. In addition, we granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agents, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers’ request, we registered all 95,911 shares.

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

On January 20, 1996, we granted “lock-up warrants” entitling shareholders to purchase an aggregate of 38,905 shares of our common stock at a price of $10 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 3,389 shares of common stock at the $10 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of our common stock purchased at prices of $90 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 2,121 shares of common stock at the $10 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 9,608 shares of common stock at the $10 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 1,410 shares of common stock at the $10 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

Seventh private placement: In March 1999, we completed a private placement of 38,916 shares of our common stock to twenty investors from which we received proceeds of $3,405,076. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of our common stock such investors purchased in such private placement. The prices at which such warrants were exercisable was $125 per share for one half, and $145 per share for the other half, of the number of shares issuable upon exercise of such warrants. We allocated the $3,405,076 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued to the investors of $3,168,785 and $236,291, respectively. Oscar Gruss & Son, Incorporated (Gruss) acted as placement agent in such private placement. For its services as placement agent, we paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 3,892 shares of our common stock at an exercise price of $105 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.

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

During 2002, we completed a private placement with several investors, in which we raised cash proceeds of $8,200,000, issued convertible preferred shares, issued warrants to purchase common shares and granted common stock as dividends. (See Note 12).

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

On January 5, 2005, we issued 1,000,000 and 340,000 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 460,000 shares of our common stock to certain executive officers and other employees. We issued an aggregate of 295,000 shares to our Chief Operating and Chief Financial Officers. Grants of the remaining 165,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and 10,000 shares were issued. Until such time as the three employees meet the balance of their performance criteria, the fair value of the 155,000 shares will be adjusted at each reporting period. The related charges will be reflected as additional paid in capital and deferred compensation in the

F22

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement of shareholders’ deficit. The shares will vest in five equal monthly installments commencing January 1, 2007. However, the portion of the shares granted to such officer or employee which are not vested will be forfeited if the officer or employee is then no longer employed by us at any time after January 1, 2007. The shares may only be sold in five monthly installments commencing January 1, 2007. We recorded a charge to deferred compensation of $751,584 based on the fair value of these restricted shares. The deferred compensation for the 1,645,000 issued shares is being amortized over the 29-month vesting period. Included in general and administrative expense is a charge of $289,139 for the year ended December 31, 2005 reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares for which we will pay their tax obligation.

Promissory Note Transactions: In connection with the issuance of $9,776,626 of promissory notes to investors placed in 2003 and 2004, we paid our placement agent a fee equivalent to 50 shares for every $1,000 of the promissory notes and recorded this as deferred debt issuance cost which was then amortized over the life of the note to interest expense. 488,831 shares were issued in 2004 consisting of 157,000 shares valued at $287,000 (in 2003) relating to notes placed in 2003 and 331,831 shares valued at $746,202 relating to notes placed in 2004.

On October 27, 2004 holders of $9,206,000 of investor promissory notes agreed to extend the maturity date of their notes from November 5, 2004 to December 31, 2004. In consideration of this extension we increased the interest rate for the fourth quarter of the calendar year to 12% and issued 45,000 common shares for each $1,000,000 of principal amount held, or 414,270 common shares, which we issued in 2005. The modification was not considered significant and thus these shares were valued at $2.00 per share, or $828,540 in the aggregate, and was charged to interest expense in the fourth quarter. These shares were issued in 2005 upon our confirmation of each noteholders’ accredited investor status. In connection therewith, we issued 277,020 shares of common shares and 34.31 shares of our Series D preferred stock (equivalent to 137,250 common shares).

As provided in the promissory notes, if we received $5,000,000 of gross proceeds from a qualified financing, we may elect to prepay the notes and any accrued and unpaid interest in cash or in our stock. See January 5, 2005 private placement discussion below.

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

Participation in the offering resulted in aggregate gross proceeds of $1,438,019 consisting of cash proceeds of $1,338,019 and $100,000 relating to the settlement of an existing promissory note obligation. There were no fees paid to our placement agent in connection with the SWO. We issued 496,981 shares of our common stock and 233.8274 shares of Series D convertible preferred stock, which are equivalent to 935,310 shares of common stock. We also issued five-year Series E warrants to the investors to purchase an additional 429,689 shares of our common stock for $1.80 per share.

As a result of the SWO, the warrant holders who participated in the offering were considered to have received a deemed dividend aggregating $1,120,500 based upon a Black Scholes calculation considering the valuation of the warrants prior to the November 16, 2004 offering and subsequent to the offering. We recorded an aggregate deemed dividend of $1,123,000 inclusive of Paul Royalty Fund’s SWO described in Note 9.

F23

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2005 private placement: On January 5, 2005 we entered into a number of agreements with institutional and accredited investors (collectively, the “purchasers”) that provided us with:

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

•

As a result of our receipt of over $5,000,000 in the private placement we elected to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $0.833 purchase price. Each noteholder also received a five-year warrant to purchase one share of our common stock at $1.80 per share for each common share received, or approximately 15,000,000 Series E warrants. We recorded a loss on settlement of $10,328,199 in connection with this transaction representing the beneficial conversion feature and discount on the notes from issuance of the warrants and the final conversion terms. This amount was expensed immediately upon conversion of the notes.

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

After January 5, 2007, subject to a registration statement then being effective for the common stock underlying the warrants, the warrants may be redeemed by us, through expiration, if our common stock closes above $3.60 for ten consecutive trading days. The warrants contain cashless exercise as well as other customary anti-dilution provisions.

In connection with these transactions, we paid Burnham Hill Partners, a division of Pali Capital (“BHP”), our placement agent, commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent and his assigns received warrants to purchase 2,728,376 shares of our common stock exercisable at $0.95 per share. We paid $86,872 in legal and accounting expenses in connection with the private placement. At any time in the next three years, we will pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise of the warrants issued to the investors who purchased shares of common stock for cash in the private placement. We also entered into an agreement under which the placement agent provided financial advisory services to us through September 30, 2005, for a fee of $250,000. The fee was amortized over the period of service. The agreement provided that payment of such fee would be deferred until our cash balance exceeds $10,000,000. Pursuant to a new advisory agreement dated September 23, 2005, we agreed that the placement agent may apply all or a portion of the $250,000 Advisory Fee as purchase price for the common stock and common stock purchase warrants sold in the financing which we closed October 12, 2005.

Series B conversion: In accordance with an agreement dated May 23, 2003 amongst the holders of Series B preferred stock which provided for conversion of our outstanding Series B preferred stock should all of the holders of Series C preferred stock convert their preferred shares to common stock (which occurred at the January 5, 2005 closing as described above), Paul Royalty Fund, the sole remaining holder of Series B preferred stock converted their 50 shares of Series B preferred stock into 220,647 shares of common stock, which included common shares for $51,616 in accrued dividends.

February 2005 private placement On February 9, 2005, we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 120,000 shares of our common stock and a five-year warrant to purchase 60,000 shares of our common stock at $1.80 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 18,000 shares of our common stock exercisable at $0.95 per share. We incurred legal expenses of $3,727 for this transaction.

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

2005 Convertible Promissory Note Financing: Beginning May 27, 2005 and thereafter, we received gross proceeds of $3,186,000 through the issuance of 8% promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest would automatically convert into equity securities issued by us in an equity financing or a combination of equity financings with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times. In consideration of such financing the exercise price of the noteholders’ Series E warrants to purchase 11,983,445 shares of common stock received in our January 5, 2005 private placement where we sold stock at $.833 per share, were reduced from an exercise price of $1.80 and $1.50 per share to an exercise price of $.001 per share. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $2,212,436. Additionally, an investor holding in excess of 9.99% of our shares on a fully diluted basis who purchased $150,000 of those promissory notes, entered into a funding commitment for an additional $1,208,000. The exercise of such investor’s repriced warrants to purchase 3,618,797 shares of our common stock is limited to an amount determined by multiplying the 3,618,797 warrants by the percentage of the $1,358,000 commitment actually funded. Such investor must

F25

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provide us with such additional $1,208,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. We received $150,000 towards this amount on September 14, 2005 in the form of a loan for which we issued an 8% promissory note (to be automatically converted into our equity securities the same as our other promissory notes, described above). That left a balance to be paid to us under that commitment of $1,058,000. We paid a cash fee of 5% of the gross loan proceeds to our financial advisor in connection with all such loans. See Note 18 regarding a further advance against the outstanding loan commitment.

On September 29, 2005 we received an additional $150,000 in the form of an 8% promissory note due December 31, 2005 with similar terms to the $3,186,000 of promissory notes issued in the prior quarter.

On October 12, 2005, the terms of all of the $3,486,000 of outstanding promissory notes at September 30, 2005 were amended to reduce the amount of gross proceeds we had to receive in equity financings to trigger the conversion of the notes to our equity securities, from the original $5,000,000 to $2,514,000. In consideration of this amendment the holders received 20,000 seven-year Series F warrants to purchase our common stock at $0.50 per common share for each $100,000 of outstanding principal amount of the note that is being converted into our equity securities, or 697,200 Series F warrants. As a result of our receipt of gross proceeds of approximately $2,650,000 from the sale of our equity securities on October 12, 2005, all of the promissory notes we issued after May 26, 2005, including accrued interest of $98,463 and an added 20% premium, in all $4,301,355 were converted into an aggregate of 17,205,421 shares of our common stock. We actually issued 6,346,925 shares of our common stock and 2,714.624 Series D Preferred (equivalent to 10,858,496 shares of common stock), and Series F warrants to purchase an additional aggregate 9,299,910 shares of common stock at $0.50 per share. We recorded a loss on settlement of $2,753,254 in connection with this transaction representing the beneficial conversion feature and discount on the notes from issuance of the warrants and the final conversion terms. This amount was expensed immediately upon conversion of the notes.

Cambrex Suite Deal: On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Cambrex Bio Science Walkersville, Inc. whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility will be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 will be converted at $0.75 per common share, or 1,030,000 shares of common stock. Concurrently with the conversion we will also issue three year warrants to purchase an amount representing 1.5 times the number of shares of our common stock, or 1,545,000 shares, at $1.80 per share. Each of these securities will carry certain registration rights. At December 31, 2005, we have accrued a charge for the six month period from May 1 to October 31, 2005 based on the fair value of the 1,030,000 shares and warrants to purchase 1,545,000 shares of our common stock at $1.80 per share. Accordingly, we have recorded a liability of $235,500 to reflect the fair value of our common stock and warrants to be issued as payment for the production suite. We entered into a similar arrangement in 2006. See Note 18, Cambrex Suite Deal II.

Service Agreement: On July 18, 2005, we entered into a three-month service agreement with a financial communications group whereby we agreed to grant it a warrant to purchase 50,000 shares, exercisable as follows: (i.) 25,000 shares exercisable at $0.50 per share, which vested immediately, and (ii.) 25,000 shares exercisable at $1.00 per share, which vested upon the Company and the financial communications group extending the term of the service agreement. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $4,903 for these warrants.

On December 1, 2005, in partial consideration for services rendered by it to us we granted one company three-year warrants to (i) purchase 25,000 shares of our common stock at an exercise price of $0.50 per share, which will vest on March 31, 2006 immediately, and (ii) to purchase an additional 25,000 shares of our common stock at an exercise price of $1.00 per share, which vest only if we and the service provider extend the original three-month term of the service agreement beyond March 31, 2006. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $2,286 for the initial warrant to purchase 25,000 shares at $0.50 per share.

October 2005 Private Placement: On October 12th and 31st, 2005, in a private placement in which we agreed to issue common stock at a purchase price of $0.25 per share we received aggregate gross proceeds of $3,647,691 (approximately $2,650,000 of which was received on October 12, 2005) for which we issued 14,590,764 shares and each purchaser received our Series F common stock purchase warrants to purchase 50% of the number of common shares purchased, or an aggregate of 7,295,382 shares. The Series F warrants are exercisable at $0.50 per share. Investors holding an aggregate 5,881,079 Series E warrants who purchased our common stock and Series F warrants in this most recent private placement

F26

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in an amount equal to at least 40% of their past cash investments in our January 5, 2005 equity private placement (which was completed at $0.833 cents per share and in which they purchased our common stock and our Series E warrants), or who converted our promissory notes on that January 5, 2005 date to shares of our common stock and Series E warrants, had the exercise price of their Series E warrants held by them reduced to $.001 from $1.80 and $1.50 per share. The modification of the warrant value was recorded as a deemed dividend of $1,053,088 based on a Black Scholes valuation.

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

We are required to file a registration statement registering the shares of the common stock and the shares of our common stock issuable upon exercise of our Series F warrants, which we sold in our most recent private placement. That registration statement was required to be filed no later than January 6, 2006. We are required to use our best efforts to have the registration statement declared effective within 60 business days thereafter. Such registration rights agreement provided, before it was modified, that if the registration statement was not filed by January 6, 2006, or was not declared effective within 90 business days of its filing we must pay the investors cash liquidated damages equal to 1.5% of the amount they invested in the current private placement for the first 30 days of our default, and 1% of the amount invested for each 30 days thereafter. See Note 19 regarding modification of the registration rights agreement.

BHP received a cash fee equal to 10% of the gross proceeds (including cash received for our promissory notes issued since May 2005, approximately half of which we paid to BHP upon placement of the notes) received by us in this most recent private placement. BHP received warrants to purchase 3,179,619 shares of our common stock at an exercise price of $0.30 per common share. BHP has the option to take $174,300 of their fee to purchase our common stock and our Series F warrants at the same price as paid by the investors in this most recent private placement for those securities. Additionally, as a result of such private placements and sale of our promissory notes, pursuant to our agreement with BHP, placement agent warrants for the purchase of 2,746,376 shares of our common stock at an exercise price of $0.95 per share, which we issued to BHP and its designees in connection with the private placement of our common stock and our Series E warrants which closed on January 5, 2005, had their exercise price reduced to $0.35 per share. The modification of the warrant value was recorded as a deemed dividend of $143,942 based on a Black Scholes valuation. We paid $109,306 in legal and accounting expenses in connection with the private placement. For a period of 36 months ending in October 2008 we shall pay BHP a cash fee of 6% of the proceeds we receive from the exercise of any of our warrants issued to investors who paid cash for our securities.

For a period of nine months ending July 31, 2006, BHP had the right to act as our exclusive placement agent in connection with our subsequent financings. During that period, BHP would have been entitled to an industry standard fee for completion of a strategic transaction by us. BHP has waived its right to act as placement agent with respect to a proposed private placement financing we have to complete and has waived its fee for a proposed strategic transaction we are negotiating. Pursuant to rights granted to it BHP has applied the $250,000 advisory fee it earned under the advisory agreement between us and BHP dated January 4, 2005 and $174,300 of commissions owed by us to BHP, to purchase our common stock and Series F warrants at the same price as paid by the investors in this most recent private placement for these securities.

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

The exercise prices of our Series F warrants issued to the purchasers in our most recent private placement on October 12, 2005 and on October 31, 2005, and to the note holders, will be adjusted if during the earlier of (a) the six-month period after the date of issuance of the Series F warrants, or (b) when we announce a Material Transaction,

F27

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)

we sell our equity securities in a financing at a price equal to or greater than $0.25 per share, the exercise price of our Series F warrants held by such persons will be reduced (or increased but not beyond the current $0.50 per share exercise price of our Series F warrants) to the exercise price of the warrants issued in such equity financing, or

(ii.)

we sell our equity securities in a financing for less than $0.25 per share (notwithstanding that such equity financing is consummated following the announcement of the Material Transaction), the exercise price of our Series F warrants held by such persons will be reduced to the price per share for which we sell our equity securities in such financing.

In a press release dated December 15, 2005, we announced our letter of intent to acquire Hapto Biotech (see Note 14). We considered this a Material Transaction. The sale of our common stock and our Series F warrants in our most recent private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to the provisions of Regulation D promulgated under the Act, since all the purchasers were accredited investors, as that term is defined in Rule 501 in Regulation D.

In October and November 2005, we issued seven-year options to purchase an aggregate of 3,179,619 shares of our common stock at $0.25 per common share, the fair value of our common stock on the date of the grant, to each of our chairman and our chief executive officer. These options represent the bonus due them under their compensation arrangement with us for the completion of the October 2005 private placement. See Note 12.

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2005 (excluding the Class A and B warrants which were issued during the IPO):

F28

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Price Range ($)		Warrants

March 12, 1991 (inception)
Granted		94.25	736

Balance, December 31, 1991		94.25	736
Granted		94.25	5,508

Balance, December 31, 1992		94.25	6,244
Granted	94.25	- 120.00	4,823

Balance, December 31, 1993	94.25	- 120.00	11,067
Granted		120.00	1,000

Balance, December 31, 1994	94.25	- 120.00	12,067
Granted		100.00	400
Expired		94.25	(268)

Balance, December 31, 1995	94.25	- 120.00	12,199
Granted	10.00	- 100.00	51,161
Exercised		100.00	(3,389)
Expired		120.00	(245)

Balance, December 31, 1996	10.00	- 120.00	59,726
Granted	120.00	- 142.50	33,063
Expired		120.00	(1,000)

Balance, December 31, 1997	10.00	- 142.50	91,789
Granted	120.00	- 140.00	7,500
Exercised	10.00	- 120.00	(20,585)
Expired		120.00	(10,843)

Balance, December 31, 1998	10.00	- 142.50	67,861
Granted	125.00	- 145.00	11,674
Exercised		10.00	(1,410)
Expired	60.00	- 94.25	(1,716)

Balance, December 31, 1999	10.00	- 142.50	76,409
Granted		150.00	267
Exercised		120.00	(200)
Expired	10.00	- 100.00	(15,499)

Balance, December 31, 2000	77.00	- 150.00	60,977
Expired	77.00	- 120.00	(21,436)

Balance, December 31, 2001	77.00	- 150.00	39,541
Granted	.01	- 62.48	2,221,015
Exercised		.01	(973,997)
Expired	.01	- 145.00	(169,348)

Balance, December 31, 2002	.01	- 150.00	1,117,211
Granted	.01	- 15.00	2,369,212
Exercised	.01	- 4.00	(398,750)
Expired		140.00	(2,500)

Balance, December 31, 2003	.01	- 120.00	3,085,173
Granted	.01	- 15.00	518,741
Exercised	.01	- 20.00	(1,464,759)
Surrendered	3.60	- 20.00	(1,145,836)
Expired		140.00	(4,716)

Balance, December 31, 2004	2.00	- 120.00	988,603
Granted	0.001	1.80	44,622,911
Exercised		0.001	(3,658,513)
Expired	45.00	120.00	(3,866)

Balance, December 31, 2005			41,949,135

F29

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant data as of December 31, 2005:

Range of exercise prices	Number outstanding	Weighted Average Remaining contractual Life (years)	Weighted Average Exercise Price	Number exercisable

$.001 to $1.00	36,862,298	5.50	$.28	36,862,298
$1.50 to $1.80	4,531,789	4.01	$1.75	4,531,789
$2.00 to $5.00	555,048	2.63	$3.57	555,048

	41,949,135			41,949,135

11 - SERIES A, B, C, & D PREFERRED STOCK, 12% CONVERTIBLE DEBENTURES

Series A Convertible Preferred Stock: On June 25, 2002, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series A convertible preferred stock, and designating the relative rights and preferences of the Series A convertible preferred stock. The stated value, which is also the liquidation preference of the Series A convertible preferred stock, was $10,000 per share. We were required to pay dividends on the Series A preferred shares, at the rate of 6% per annum of the $10,000 liquidation preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At our option such dividends could be paid in our common stock at the “conversion price” for the conversion of such dividends if such shares of common stock had been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price was fixed initially at $15.00 per share of our common stock. There are no shares of Series A convertible preferred stock outstanding. In November 2004, the designation establishing the rights and preferences of the Series A convertible preferred stock was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series A convertible preferred stock.

Series B Convertible Preferred Stock: On November 7, 2002, our board of directors adopted an amendment to our certificate of incorporation designating 1,200 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series B convertible preferred stock at a stated value of $10,000 per share. Dividends on the Series B preferred shares were payable at the rate of 12% per annum, in cash or shares of common stock, at our option, except that in the first year, dividends were payable, in advance, in shares of common stock.

The Series B preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of not less than $3.00, or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $2.50.

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

The Series C preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $2.00 per share.

Series B & C – Elimination of Designation: On June 16, 2005, the designations establishing the rights and preferences of our Series B and C convertible preferred stock, of which no shares were any longer outstanding, were eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series B or C convertible preferred stock.

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

Each holder of Series D preferred stock may, at such holder’s option, subject to certain limitations, elect to convert all or any portion of the shares of Series D preferred stock held by such holder into a number of fully paid and nonassessable shares of our common stock equal to the quotient of (i) the Series D liquidation preference ($10,000 per Series D preferred share) divided by (ii) the Series D conversion price of $2.50 per share. The conversion price is subject to customary adjustments to the Series D conversion price in the event of stock splits, stock combinations, stock dividends, distributions and reclassifications and other corporate events.

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

On June 28, 2002, we also issued 654,624 common stock purchase warrants, at an exercise price of $1.875 per common share for a five-year period. Of the 654,624, an aggregate of 31,250 warrants were issued with the convertible debentures, with the remainder issued with the Series A preferred stock. The warrants also had similar price protection features, whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents were thereafter sold by us.

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

F31

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Sale of Series B Convertible Preferred Stock: In November and December 2002, we issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement for an aggregate of $8,178,000, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. We recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred stock were converted at 110% of face value plus accrued interest. In addition, these investors were granted Series A warrants to purchase 938,275 shares of our common stock at an exercise price of $.01.These Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and B-2 warrants, which could be used to purchase 542,989 and 469,138 shares of common stock at an exercise price of $15.00 and $20.00 per share, respectively. These B-1 warrants were exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants were exercisable beginning November 13, 2003 and expire seven years from date of grant. We assigned values to the Series B preferred stock of $9,382,742 and the Series A, B-1 and B-2 warrants issued to the investors of $2,245,206, $694,447 and $539,390, or $3,479,043 in the aggregate, based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

The warrants issued with the second quarter and third quarter 2003 financings were exchanged for B-1 warrants, issued in the fourth quarter of 2003.

The first year’s dividends on the Series B preferred stock were paid in advance in common shares at the rate of 12% upon issue of the preferred shares and were to be paid semiannually in subsequent years, in either cash or common shares, at our election, until the preferred stock is converted to common shares. For the first year’ dividends totaling $1,125,559, paid in common stock, the investors were issued 375,315 shares of common stock, of which 293,489 shares were issued in November 2002 and 81,826 shares in January 2003.

In addition, certain of the investors were given options to purchase, for one year and for amounts ranging from 100% to 200% of their investments, additional shares of the Series B convertible preferred stock at the price paid for such stock by investors on November 13, 2002.

H.C. Wainwright & Company, Inc. (Wainwright) acted as placement agent in this private placement. For its services as placement agent, we paid Wainwright $601,490. Legal and other professional fees totaled $155,997. All but $136,046 of the $755,487 aggregate costs was amortized to interest expense when the $5,908,000 convertible debentures and $1,200,000 of Series A preferred stock were converted to Series B preferred stock. In connection with the Series B conversion, we granted Wainwright and its agents warrants to purchase 800,000 and 500,000 shares of common stock, at an exercise price of $.01 and $15.00, respectively, exercisable immediately upon issue and August 13, 2003, respectively. These warrants expired on January 31, 2003 and will expire seven years from issue, respectively. In December 2002, we issued 35,273 shares of common stock upon exercise of the $.01 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615, or $304,615 in the aggregate, for the $.01 warrants and the $15.00 warrants, respectively. Total share issuance costs were $866,612 inclusive of professional fees, the $136,046 referred to above fees paid to Wainwright, and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

Second Sale of Series B Convertible Preferred Stock: In February 2003, we received gross proceeds of $2,000,000 from the sale of our Series B convertible preferred stock. We issued to such investors 200 shares of Series B convertible preferred stock, 292,308 shares of common stock (including 92,308 shares of common stock constituting the first year’s dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 200,000 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $.10 per share) and warrants to purchase an additional 200,000 shares of common stock, of which warrants to purchase 100,000 (the B-1 warrants) shares were exercisable at $15.00 per share and warrants to purchase the other 100,000 (the B-2 warrants) shares were exercisable at $20.00 per share. In May and June 2003, in conjunction with the conversion of virtually all of the Series B preferred stock and our reverse stock split, these B-1 and B-2 warrants were amended and restated to provide for exercise prices of $4.00 and $5.00, respectively. PRF did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of its B-1 and B-2 Warrants were not amended and remained at their original exercise price of $15.00 and $20.00, respectively.

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

Dividends were payable in cash or common shares at our option, at the rate of 12% per annum. An accrued dividend of $50,000 at December 31, 2004 was provided for within stockholders’ deficit, as it was our intention to issue common shares in payment of the dividend. These dividends were paid upon the conversion of the Series B preferred on January 5, 2005 as described in Note 10.

Sale of Series C Convertible Preferred Stock: In May and July 2003, we received gross proceeds of $5,690,000 from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 1,707,000 shares of our common stock exercisable at $3.60 per share. Our Series C preferred stock had a stated value of $6,000 per share and was convertible into 2,844,999 shares of common stock at $2.00 per share. In addition, in connection with the Series C financing, investors, other than Paul Royalty Fund, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result, 605.389 shares of Series B preferred stock were converted into 2,421,556 shares of common stock and 482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (with a common stock equivalent of 1,931,540 shares). The Series D convertible preferred stock is non-redeemable and has a stated value of $10,000 per share. As part of the May 2003 Series C financing, employees of the investment-banking firm which arranged the Series C financing were granted warrants to purchase 149,520 shares of our common stock at an exercise price of $.01 as part of their compensation. Accordingly, we recorded $269,000 in Series C preferred share issuance costs related to the warrants issued. Total share issuance costs were $797,327 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series C preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

Dividends were payable in cash or common shares at our option, at the rate of 10% per annum. An accrued dividend of $563,805 and $336,550 at December 31, 2004 and 2003, respectively, was provided for within stockholders’ deficit. In January 2005 we issued common shares in payment of these dividends.

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

12 - STOCK OPTIONS

F33

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 1996, the Board of Directors and stockholders approved the adoption of a stock option plan (the “Plan”). The Plan provided for the grant of options to purchase up to 35,000 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years.

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

In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 300,000 to 450,000 shares. As of December 31, 2005, 15,458 options were available for grant under the Plan.

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 1,000,000 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of December 31, 2005, all of the 1,000,000 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded.

F34

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity through December 31, 2005:

	Number	Weighted average exercise price ($)

Granted – adoption of stock option plan	15,600	70.80

Balance, December 31, 1996	15,600	70.80
Granted	12,300	119.40
Forfeited, expired	(300)	66.30

Balance, December 31, 1997	27,600	92.50
Granted	68,975	121.00
Exercised	(675)	74.20
Forfeited, expired	(1,450)	111.90

Balance, December 31, 1998	94,450	111.70
Granted	39,900	108.70
Forfeited, expired	(22,100)	149.30

Balance, December 31, 1999	112,250	103.30
Granted	44,996	79.60
Exercised	(350)	70.00
Forfeited, expired	(4,485)	82.70

Balance, December 31, 2000	152,411	123.00
Granted	75,650	59.30
Forfeited, expired	(24,730)	74.10

Balance, December 31, 2001	203,331	85.40
Granted	115,511	12.90
Forfeited, expired	(31,630)	76.80

Balance, December 31, 2002	287,212	57.30
Granted	160,861	2.20
Forfeited, expired	(99,874)	84.02

Balance, December 31, 2003	348,199	24.16
Granted	129,500	1.92
Forfeited, expired	(49,375)	20.32

Balance, December 31, 2004	428,324	15.40
Granted	36,000	0.33
Forfeited, expired	(29,782)	15.34

Balance, December 31, 2005	434,542	14.16

The following data has been provided for exercisable options:

	Year ended December 31,

	2005	2004	2003

Number of options	347,267	258,574	250,508
Weighted average exercise price	$16.92	$23.04	$29.98
Weighted remaining contractual life	3.59 years	4.18 years	4.79 years

F35

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option data as of December 31, 2005:

Range of exercise prices	Number outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.26 to $0.99	64,500	4.40	$0.63	60,000	$0.62
$1.80 to $8.75	285,736	4.18	$2.81	204,611	$3.07
$29.10 to $80.00	67,630	2.45	$53.88	65,980	$53.74
$90.00 to $127.50	16,676	1.81	$99.84	16,676	$99.84

	434,542	3.85	$14.16	347,267	$16.92

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

During the years ended December 31, 2005, 2003 and 2002, we issued 6,359,238 (see Note 10), 894,400, and 380,000 options, respectively, to senior executives, which were not included in the Plan. During the year ended December 31, 2004 we issued 100,000 options to a director which was not included in the Plan. These options vested immediately and expire seven years from date of grant. The following table provides the exercise price for options issued to the director and senior management.

Number Outstanding	Exercise Price	Remaining Contractual Life (years)

6,359,238	$0.25	6.81
460,000	$1.80	4.15
140,000	$2.00	3.96
74,000	$2.10	4.42
380,000	$3.50	3.89
320,400	$3.60	4.18

7,733,638

In addition, we recognized $7,189 and $94,393 in consulting expense in 2005 and 2004, respectively, for warrants granted to independent consultants for services rendered to us.

13 - RELATED PARTY TRANSACTIONS

Due to Founder

Pursuant to an amended agreement, we had engaged the services of Dr. Mark Eisenberg, one of our directors, who is also one of our founders, as a consultant through August 31, 2005. During 2003, we terminated our agreement with Dr. Eisenberg and discontinued research activities in Australia. For the period from inception to December 31, 2003 production and laboratory costs include compensation due to Dr. Eisenberg of approximately $1,029,000. In accordance with the settlement agreement, we recorded consulting expense of $194,656 for the remainder of the $304,478 of consulting fees due under the consulting agreement with Dr. Eisenberg. Additionally, we recorded $28,881 in rent expense that we owed Dr. Eisenberg for the space we occupied in the Australian laboratory. The total amount due Dr. Eisenberg under the settlement agreement aggregated $398,574 which represents unpaid consulting fees, the rent for the Australian laboratory, and $65,215 of advances made by Dr. Eisenberg on our behalf. We settled the balance due Dr. Eisenberg in 2004 by issuing 100,000 options to purchase our common stock at an exercise price of $2.00 per share. We recorded the $398,574 settlement in 2004 as a contribution of capital given that the settlement was with our director. These options will expire in five years.

F36

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research Collaboration

On October 11, 2004 we entered into a collaboration with Hapto Biotech, Inc., for the purpose of further developing promising product leads identified through a research collaboration established in September 2002 between us and Hapto Biotech, utilizing each company’s proprietary technologies. The activities of the two entities has been conducted in a new entity, Hapto / Ortec Collaboration, LLC. The agreement provides for a license agreement to us if the collaboration is successful in developing other technology (as defined) which can be used to treat hard to heal chronic wounds (as defined). See “Letter of Intent’ in Note 14.

Change of Control Agreements

In December 1998, our Board of Directors authorized agreements between us and two of our executive officers and another employee, which state that in the event of a “change of control” certain “special compensation arrangements” will occur. A “change of control” is defined as a change in the ownership or effective control of Ortec or in the ownership of a substantial portion of our assets, but in any event if certain members of our Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements provide these individuals additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants so that none will expire in less than three years from such termination of employment. In addition, for all of the individuals, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control.

14 - COMMITMENTS AND CONTINGENCIES

Cell Therapy Manufacturing Agreement

In October 29, 2003 we entered into an agreement commencing November 1, 2003 with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex), for Cambrex to manufacture ORCEL in Cambrex’s Walkerville, Maryland facilities. The Cambrex manufacturing facility is required to meet FDA’s good manufacturing processes standards. Cambrex is experienced in the manufacture of cell-based medical products such as our ORCEL.

Our agreement with Cambrex requires us to currently pay Cambrex $132,613 per month, or $1,591,350 per year, for the use of a production suite in their facility located in Walkersville, Maryland. The payments we will make to Cambrex will increase to $175,000 monthly, or $2,100,000 per year, if we require Cambrex to build us a larger production facility to meet our requirements for the production of ORCEL. In 2005 and 2004 we incurred charges of $1,552,725 and $1,332,500, respectively, for the use of Cambrex’s production facility. These amounts are included in product and laboratory costs. Such annual payments include some services and overhead expenses provided and paid for by Cambrex. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Cambrex). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Cambrex after the larger facility is in use. We are also required to pay specified hourly charges for the Cambrex employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Cambrex virtually all of our requirements for ORCEL that Cambrex can produce. Prior to our election to have Cambrex construct the larger production facility for us, either we or Cambrex may terminate the agreement on six months notice by us and twelve months notice by Cambrex. If we elect to have Cambrex construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Cambrex may elect to scale down over the following three years the portion of our requirements for ORCEL that Cambrex will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Cambrex. If we elect the scale down period after one year we must pay Cambrex $2,625,000 and if we elect the scale down period after two years we must pay Cambrex $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Cambrex. Either Cambrex or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction

F37

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the larger production facility we breach a material term of our agreement with Cambrex, or elect to terminate the agreement, we will have to pay Cambrex the following amounts:

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

Sales & Marketing Agreements

License Agreement: In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003 which we recorded as deferred income, see Note 6. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for ORCEL pricing and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel. As of December 31, 2005, regulatory and reimbursement approval have not been achieved.

Sales Agency Agreement: On October 18, 2004 we entered into a Sales Agency Agreement with Cambrex, providing for Cambrex to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of our ORCEL for the treatment of venous stasis ulcers. The agreement requires us to pay commissions to Cambrex ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Cambrex to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

Cambrex had the right to terminate the agreement if we did not receive FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers by April 1, 2005, and has the right to terminate if for any period of six consecutive months beginning in 2007, sales are less than 9,000 units. We may terminate the agreement if sales of ORCEL are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period).

Concurrent with the Sales Agency Agreement we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Cambrex. We also entered into a Security Agreement with Cambrex to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement, and all supporting obligations, guarantees and other security therefore, whether secured or unsecured, whether now existing or hereafter created. The lien and security interest under this security agreement is subordinate and junior in priority to the perfected lien and security interest granted to Paul Royalty Fund as secured party under the Paul Royalty Security Agreement.

In connection with the Sales Agency Agreement, our manufacturing agreement with Cambrex was modified so that if Cambrex builds us a larger production facility the maximum amount we could be required to contribute to that construction was reduced from $2,500,000 to $1,000,000.

F38

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Agreements

Cell supply agreement: In April 2004, we entered into a Material Supply Agreement with ES Cell International Pte Ltd.(ESI). Under the terms of the agreement, we provided ESI with human skin cells generated from cell lines developed and manufactured by us for use in our ORCEL product. We received a $50,000 up-front fee upon the signing of the agreement and we received an additional $150,000 upon first delivery of certain specified cell lines. We have recorded these amounts in interest and other income in 2004. We will receive milestone payments of $150,000 within 30 days of an investigational new drug filing for the ESI Focus Cell Therapy line and an additional $150,000 upon ESI’s receiving regulatory approval for marketing of the ESI Focus Cell Therapy product. We will additionally receive royalties equivalent to .5% of product sales revenue or license or distribution fees or other payments. The payment of these additional amounts are wholly dependent on ESI achieving their milestones. No additional payments were received in 2005.

Sponge supplier: We purchase bovine collagen sponges, a key component of ORCEL, from one supplier who produces the sponges to our specifications. On December 30, 2004 we entered into a two-year supply agreement with this supplier. Under such agreement we agreed to minimum purchase commitments. We agreed to purchase a minimum of 3,500 units of finished collagen sponges within the first twelve-month period. The value of such commitment is approximately $200,000. Such commitment was not achieved in 2005 and we were released from any resulting liability by the supplier. We also agreed that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts.

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for clearance by the FDA and approval by similar authorities in foreign countries prior to commercial sale. Presently, we are continuing our clinical trials for the use of our product in the treatment of patients with venous stasis ulcers and to submit the results of our human clinical trials to the FDA; however, it is not possible for us to determine whether the results achieved from the human clinical trials will be sufficient to obtain FDA approval. If we are unable to obtain FDA approval, we may no longer be able to continue our operations. It is not possible for us to determine whether the results achieved from that human clinical trial will be sufficient to obtain FDA clearance.

Letter of Intent

In December 2005 we executed a non-binding letter of intent to acquire Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, Ortec and Hapto initiated their relationship by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for application to the wound healing, reconstructive, cosmetic, tissue regeneration and dental markets. We closed our acquisition of Hapto on April 14, 2006. For such acquisition we issued a total of 30,860,000 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 3,000,000 of our common shares at $0.30 per share. The investment banking firm of Rodman & Renshaw, LLC acted as our advisor in this acquisition.

F39

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 - INCOME TAXES

We have deferred start-up costs for income tax purposes and intend to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when we commence operations.

At December 31, 2005, we had net operating loss carry-forwards of approximately $30,781,000 for Federal and New York State income tax purposes expiring through 2025. Due to the merger of Skin Group with and into Ortec in July 1992, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code Section 382. Our ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of our common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

For financial statement purposes, a valuation allowance of approximately $56,795,000 at December 31, 2005 has been recognized to offset entirely our deferred tax assets, which arose primarily from our operating loss carry-forwards and the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain. Components of our deferred tax asset are as follows:

Net operating loss carry-forwards	$12,928,000
Deferral of start-up costs	29,387,000
Interest	8,381,000
Loss on settlement of promissory notes	5,494,000
Other	605,000

56,795,000
Valuation allowance	(56,795,000)

Net deferred tax asset	$—

The following reconciles the income taxes computed at the federal statutory rate to the amounts recorded in our statement of operations:

			Cumulative from March 12, 1991 (inception) to December 31,

	Year ended December 31,

	2005	2004	2005

Income tax benefit at the Statutory rate	$(10,327,000)	$(5,233,000)	$(48,400,000)
State and local income taxes, net of Federal benefit	(2,429,000)	(1,231,000)	(9,563,000)
Permanent difference	8,000	5,000	1,168,000
Effect of valuation allowance	12,748,000	6,459,000	56,795,000

	$—	$—	$—

F40

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our net operating loss tax carry-forwards expire as follows:

Year ending December 31,
2006	$76,000
2007	233,000
2008	511,000
2009	597,000
2010	440,000
2011	677,000
2012	839,000
2018	1,189,000
2019	2,602,000
2020	3,535,000
2021	4,014,000
2022	3,311,000
2023	3,054,000
2024	5,448,000
2025	4,255,000

$30,781,000

16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Fair Value of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities. For us, financial instruments consist principally of cash and cash equivalents, loans payable and other long-term obligations.

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

17 - RETIREMENT PLAN

The Company maintains a defined contribution 401(k) savings plan (401(k) plan) for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants’ accounts. Plan expenses were $4,485 and $3,255 for the years ended December 31, 2005 and 2004, respectively. We do not match employee contributions.

18 - SUBSEQUENT EVENTS

Legal Challenge Withdrawn: In January 2006 we were informed that Advanced Tissue Sciences withdrew its appeal against the grant of our European patent of ORCEL. We were originally granted its European patent in December 1997 and received notification in November 1998 that it was being challenged by Advanced Tissue Sciences. In March 2002, we announced that we had successfully defended Advanced Tissue Sciences’ opposition filed with the European Patent office and, subsequently, Advanced Tissue Sciences appealed the patent offices’ decision, but is now withdrawing that appeal. Withdrawal of the appeal by Advanced Tissue Sciences concludes this litigation and our European patent remains as originally issued.

F41

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification of Registration Rights Agreement. In October 2005 we closed a private placement in which we sold our common stock and Series F warrants to a group of accredited investors. In connection with such sales we entered into an agreement with such investors whereby we undertook to register all of the shares of our common stock they purchased, and the shares of our common stock issuable upon exercise of our Series F warrants they acquired, in that private placement. We agreed that if we did not file that registration statement by January 6, 2006, or have that registration statement declared effective by March 14, 2006, we would pay liquidated damages to the purchasers. Our agreement with those purchasers provided that the holders of a majority of the shares of our common stock we were required to register pursuant to that agreement (the “majority holders”) could modify and/or waive our obligations under that agreement and such modification and/or waiver would be binding on all the purchasers in that private placement. On January 30, 2006 the majority holders (i) waived our obligation to pay any liquidated damages for our failure to file the registration statement by January 6, 2006; (ii) extended to June 7, 2006 the time by which the registration statement had to be declared effective before we had to pay any liquidated damages and (iii) permitted us to include in such registration statement shares of our common stock we may issue, or that will be issuable, in (x) a transaction in which we acquire by merger another biotechnology company and/or (y) a new private placement of our securities in which we raise up to $10,000,000. Such modification and waiver will enable us to pursue such acquisition and private placement without incurring those liquidated damages expenses.

Availability of Authorized Shares. On January 30 and 31, 2006, North Sound Capital, LLC (North Sound) and SDS Capital Group SPC, Ltd. (SDS) entered into agreements with us whereby they agreed not to convert any of the aggregate of 6,272.0156 shares of our Series D Convertible Preferred Stock owned by them, nor exercise any of our Series F warrants held by them, until such time that we are able to obtain approval from our stockholders to amend our certificate of incorporation to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, which will enable us to have sufficient number of shares of our common stock which we are authorized to issue, to issue in a private placement of our securities and in the acquisition of a biotechnology company, which proposed transactions are both referred to above. These agreements will provide us with the ability to use the approximately 33,000,000 shares which North Sound and SDS have agreed not to acquire, together with our available authorized shares, in such proposed private placement and acquisition transactions. These agreements will be voided if we are unable to complete the proposed private placement of our securities before April 30, 2006. We have agreed that after the completion of the proposed private placement and/or acquisition we will proceed promptly to file a proxy statement for a meeting of our stockholders at which we expect to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, to have available for issuance enough shares of our common stock upon conversion of North Sound’s and SDS’s Series D Convertible Preferred Stock and upon exercise of their warrants.

Reduction of Liquidation Preference. All of the 6,272.0156 shares of our outstanding Series D Convertible Preferred Stock are owned by North Sound and SDS. On January 30 and 31, 2006 North Sound and SDS entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The only difference between our Series D Preferred shares and our Series D-1 Preferred shares is that the liquidation preference of the Series D Preferred shares is $10,000 per share and that of the Series D-1 Preferred shares is $10 per share. Each Series D-1 Preferred share will be convertible (as is each Series D Preferred share) into 4,000 shares of our common stock.

Other than North Sound and SDS, and other of our shareholders and warrant holders who signed the modification and waiver agreements referred to above, being owners of our common stock, of our Series D Convertible Preferred Stock and of our warrants to purchase shares of our common stock, we have no material relationship with any such person.

Cambrex Suite Deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Cambrex, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Cambrex has agreed to accept 736,733 shares of our common stock monthly in lieu of a cash payment. During the term of the agreement we will issue an aggregate 4,420,398 common shares for the aggregate amount of $795,672. We will also issue a three-year warrant commencing July 1, 2006 to purchase 1,105,100 shares of our common stock at $0.75 per share. Each of these securities will carry certain registration rights.

Third Amendment of Lease: On March 16, 2006 we agreed to a two-year lease extension at our 14,320 square foot New York City lab and office facility location commencing January 1, 2006. We agreed to a monthly rental of $60,860 or $730,320 per annum. We will have the option to renew for an additional two years at the rate of $63,843 per month, or $766,120 annually

F42

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Settlement: On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 cash payable in seven equal monthly installments and a three-year warrant to purchase 285,000 shares of our common stock at an exercise price of $0.25. The warrant has piggyback registration rights.

Bridge Financing: In March 2006, we received $380,000 in short-term loans from two entities. One loan for $130,000 was from one of our executive officers, is non-interest bearing and is payable from the proceeds of the recent private placement of our securities. The second loan for $250,000 bears interest at 8% per annum and was from the investor who had a committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our recent private placement at 1.2 times the principle and accrued interest amount. Additionally we agreed that since the investor provided us with the funds earlier than was required, upon conversion of such $250,000 loan to our equity securities, we would forego such investor’s $808,000 remaining commitment and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

On March 31, 2006, we received $65,000 in a short-term loan from our executive officers, of which $35,000 was repaid on April 6, 2006. On April 3, 2006 we received another short-term loan of $45,000 from another of our executive officers. Both of these loans will be repaid from the proceeds of our recent private placement. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of Series E Preferred Stock, and issued a warrant to purchase 1,506,665 shares of our common stock at an exercise price of $0.50 per share. On April 5, 2006 we received a $200,000 a short-term loan due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to the lender.

Private Placement: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of the common stock. At any time these investors can convert their preferred stock into common stock at a $0.20 conversion price. If we complete a reverse split of our outstanding common stock by June 16, 2006, the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $0.20, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued five-year warrants to purchase our common stock at $0.50 per share, for the number of common shares equal to the purchase price paid for our convertible preferred shares divided by $0.20, or warrants to purchase an aggregate of 30,880,000 of our common shares. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $0.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock, or upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file by June 18, 2006 or obtain an effective registration statement by August 17, 2006.

F43