Form 10QSB
period 2006-03-31
ORTEC INTERNATIONAL INC
filed 2006-05-15
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

(212) 740-6999
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares outstanding of the issuer’s common stock is 87,072,596 (as of May 12, 2006)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MARCH 31, 2006

ITEMS IN FORM 10-QSB

Part I.

Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,
2006

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,479
Prepaid and other current assets	364,215

Total current assets	371,694
Property and equipment, net	171,908
Patent application costs, net	537,407
Deposits and other assets	155,388

Total assets	$1,236,397

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,329,667
Insurance premium financing payable	157,253
Current maturities of loan payable	52,306
Capital lease obligation - current	14,624
Current maturity of promissory notes	445,000
Obligation under revenue interest assignment	31,544,000

Total current liabilities	36,542,850
Promissory notes – noncurrent	39,411
Capital lease obligation - noncurrent	5,875

Total liabilities	36,588,136

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 2,210,199 shares issued and outstanding	523,080

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 2,000 shares; 6,272.0156 shares issued and outstanding; liquidation preference $62,720,156	15,911,331
Common stock, $.001 par value; authorized 200,000,000 shares; 53,473,894 issued and 51,471,894 outstanding (including shares subject to registration rights classified as temporary equity)	51,265
Additional paid-in capital	109,911,395
Deficit accumulated during the development stage	(161,205,615)
Treasury stock, 2,000 shares at cost	(177,645)
Deferred compensation	(365,550)

Total shareholders’ deficit	(35,874,819)

Total liabilities and shareholders’ deficit	$1,236,397

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 12, 1991 (inception) to March 31, 2006

	2006	2005

Product revenue	$—	$—	$265,665

Expenses
Product and laboratory costs	1,325,509	1,222,044	32,112,657
Personnel	924,819	1,138,028	42,006,374
General and administrative	391,979	518,294	21,296,436
Rent	182,580	117,422	4,628,887
Consulting	—	—	5,702,651
Interest and other expense	1,981,870	1,550,164	29,080,479
Interest and other income	(12,863)	28,130	(2,567,081)
Loss on settlement of promissory notes	—	10,328,199	13,081,453
Lease termination costs	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	1,004,027

	4,793,894	14,902,281	147,465,049

Net loss	(4,793,894)	(14,902,281)	(147,199,384)

Preferred stock dividend	—	(17,891)	3,011,574
Preferred stock and warrants deemed dividends and discounts	—	2,125,974	6,725,657
Accretion of discount	—	—	4,269,000

Net loss applicable to common shareholders	$(4,793,894)	$(17,010,364)	$(161,205,615)

Net loss per share

Basic and diluted	$(.07)	$(.76)

Weighted average shares outstanding

Basic and diluted	66,105,695	22,305,534

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

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

							Deficit accumulated during the development stage

	Common Stock		Preferred Stock			Additional paid-in capital				Total shareholders’ equity (deficit)
								Treasury stock	Deferred compensation
	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2002 (brought forward)	2,320,477	2,320	5,037,087	—	—	61,195,715	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	398,750	399	—	—	—	12,567	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—	—	—	—	7,690,000
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	1,716,199	—	—	—	—
Warrants issued for services	—	—	—		—	87,000	—	—	—	87,000
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	2,421,556	2,422	(3,253,571)	—	—	3,251,149	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—	—	—	—	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	92,308	92	—	—	—	922,985	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	336,550	(336,550)	—	—	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—	287,000	—	—	—	287,000
Adjustment for one for ten reverse stock split	74	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	5,233,165	5,233	270,859	3,667,041	2,628,602	72,437,243	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	157,000	157	—	—	—	(157)	—	—	—	—
Common stock issued in connection with promissory notes	331,831	332	—	—	—	745,870	—	—	—	746,202
Common stock (277,020) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	828,540	—	—	—	828,540
Common stock issued in connection with exercise of warrants	32,460	32	—	—	—	293	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	106,872	107	—	(137,752)	—	137,645	—	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	13,743	14	—	—	—	30,085	(30,099)	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	496,981	497	—	—	939,050	498,472	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	613,805	(613,805)	—	—	—
Option issued to director for services	—	—	—	—	—	398,574	—	—	—	398,574
Warrant issued for services	—	—	—	—	—	94,393	—	—	—	94,393
Warrant issued in connection with lease	—	—	—	—	—	18,500	—	—	—	18,500
Share issuance expenses	—	—	—	—	—	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	—	—	—	—	—	1,123,000	(1,123,000)	—	—	—
Net loss	—	—	—	—	—	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004	6,372,052	6,372	270,859	3,529,289	3,567,652	76,899,663	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	277,020	277	—	—	274,500	(274,777)	—	—	—	—
January 2005 Private Placement:
Common stock issued in connection with private placement	6,483,962	6,484	—	—	—	4,769,616	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued in connection with promissory note conversion	7,953,123	7,953	—	—	5,733,853	14,887,606	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange	3,283,682	3,284	—	(3,529,289)	3,620,702	2,011,770	(2,106,467)	—	—	—
Common stock issued in connection with exercise of additional investment right from private placement	153,263	153	—	—	—	114,794	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	120,000	120	—	—	—	86,153	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	220,647	221	(270,859)	—	—	272,254	(1,616)	—	—	—
Common stock issued to officers	1,645,000	1,645	—	—	—	749,939	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,658,513	3,659	—	—	—	—	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	14,590,764	14,591	—	—	—	3,159,025	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	6,346,925	6,347	—	—	2,714,624	3,616,746	—	—	—	6,337,717
Modifications of Series E warrant prices	—	—	—	—	—	3,490,140	(3,476,683)	—	—	13,457
Warrant issued for services	—	—	—	—	—	7,189	—	—	—	7,189
Share issuance expenses	—	—	—	—	—	(14,234)	—	—	—	(14,234)
Net loss	—	—	—	—	—	—	(30,374,411)	—	—	(30,374,411)

Balance at December 31, 2005 (carried forward)	51,104,951	$51,106	—	—	$15,911,331	$109,775,884	$(156,411,721)	$(177,645)	$(462,445)	$(31,313,490)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

							Deficit accumulated during the development stage

	Common Stock		Preferred Stock			Additional paid-in capital				Total shareholders’ equity (deficit)
								Treasury stock	Deferred compensation
	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2005 (brought forward)	51,104,951	$51,106	—	—	$15,911,331	$109,775,884	$(156,411,721)	$(177,645)	$(462,445)	$(31,313,490)
Exercise of Series E warrants	158,644	159	—	—	—	—	—	—	—	159
Warrant issued for vendor settlement	—	—	—	—	—	54,982	—	—	—	54,982
Common stock and warrant issued for production suite Charges	2,210,299	—	—	—	—	67,505	—	—	—	67,505
Share-based compensation	—	—	—	—	—	13,024	—	—	—	13,024
Amortization of deferred compensation	—	—	—	—	—	—	—	—	96,895	96,895
Net loss	—	—	—	—	—	—	(4,793,894)	—	—	(4,793,894)

Balance at March 31, 2006	53,473,894	$51,265	—	—	$15,911,331	$109,911,395	$(161,205,615)	$(177,645)	$(365,550)	$(35,874,819)

The accompanying notes are an integral part of these statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2006
	Three months ended March 31,

	2006	2005

Cash flows from operating activities
Net loss	$(4,793,894)	$(14,902,281)	$(147,199,384)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51,742	84,814	5,618,589
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	96,895	68,360	3,721,265
Non-cash interest	3,030	3,029	1,986,253
Non-cash imputed interest	1,975,000	1,521,890	24,897,150
Non-cash production suite charges	590,585	—	826,085
Share-based compensation	13,024	—	13,024
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Other	—	—	20,646
Changes in operating assets and liabilities
Prepaid and other current assets	(212,243)	(160,029)	(273,334)
Accounts payable and accrued liabilities	1,037,036	(912,663)	6,084,399

Net cash used in operating activities	(1,250,535)	(3,968,681)	(89,612,321)

Cash flows from investing activities
Purchases of property and equipment	(1,799)	(39,056)	(4,615,676)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(13,591)	(15,876)	(1,083,464)
Organization costs	—	—	(10,238)
Deposits	—	—	(790,273)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(15,390)	(54,932)	(6,426,179)

Cash flows from financing activities
Proceeds from issuance of notes payable	445,000	—	14,093,126
Proceeds from issuance of common stock	—	5,004,741	61,701,458
Proceeds from exercise of warrants	159	—	1,362,822
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	—	—	(5,384,247)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock-
Series A	—	—	1,200,000
Series B	—	—	3,070,000
Series C	—	—	5,690,000
Advances received	—	—	130,000
Repayment of capital lease obligations	(4,397)	(23,578)	(589,191)
Repayment of loan payable	—	(49,333)	(1,239,161)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(63,247)	(23,861)	(563,247)
Repayment of promissory notes	—	(127,911)	(795,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	598,015	5,000,058	96,045,979

Net Increase (Decrease) In Cash And Cash Equivalents	(667,910)	976,445	7,479
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$7,479	$1,203,815	$7,479

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2006
	Three months ended March 31,

	2006	2005

Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$—	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	660,814	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Accretion of discount on preferred stock and warrants	—	2,125,974	10,994,657
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Issuance of series D preferred stock in lieu of common stock	—	9,629,055	12,343,678
Share issuance expenses for series B preferred stock incurred through issuance of warrants	—	—	391,307
Share issuance expenses for series C preferred stock incurred through issuance of warrants	—	—	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Discount on advances payable	—	—	—
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Accrued deferred financing costs	—	—	—
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	—	9,626,626	13,112,626
Promissory notes interest due repaid with common stock	—	674,587	658,776
Conversion of series C preferred stock into common stock	—	—	137,645
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$2,072	$24,610	$862,698

Cash paid for income taxes	$—	$—	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, and for the period from March 12, 1991 (inception) to March 31, 2006, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2006, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, and from March 12, 1991 (inception) through March 31, 2006, and statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2006, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercialization of our product. In February 2006, Cambrex assisted us financially by agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges to be incurred during the first half of 2006. See Note 8.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $4.8 million during the three months ended March 31, 2006, and, as of that date, our current liabilities exceeded our current assets by $36.2 million, our total liabilities exceeded our total assets by $35.4 million and we have a deficit accumulated in the development stage of $161.2 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2006, we received an aggregate of $445,000 in short-term bridge loans: $195,000 was from two of our executive officers repayable without interest and $250,000 was a convertible note from an outside investor. In early April 2006 we received an additional $45,000 bridge loan from another of our executive officers and a $200,000 bridge note from an outside investor. In mid April 2006, we completed a convertible preferred stock offering in which we raised gross proceeds of approximately $6.2 million. Out of these proceeds we repaid all of the executive officer loans without interest, repaid the $200,000 bridge note, and converted the $250,000 loan into the preferred stock offering.

We expect to incur obligations of approximately $875,000 per month primarily for personnel and rent, insurance, fees to Cambrex for a production suite and technology transfer activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2006.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue our equity securities in satisfaction of certain obligations.

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

We believe that our cash and cash equivalents on hand at March 31, 2006, $7,479, as well as funds received in the April 2006 private placement of our equity securities, and the additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

Reclassifications

Certain reclassifications have been made to the 2005 amounts to conform to the 2006 presentation.

NOTE 3 – RECENT PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 was effective for us on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for us on January 1, 2006. The adoption of SFAS 154 did not have a material impact on our consolidated financial position and results of operations.

NOTE 4 – SHARE BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)). We adopted SFAS 123(R) using the modified prospective method of adoption, and accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Compensation expense was recognized during the quarter ended March 31, 2006, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption in the first quarter of 2006 was an additional expense of $13,204 related to stock options.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted during the quarter ended March 31, 2006 was estimated at $0.12, using the Black-Scholes option-pricing model. This model used the following assumptions:

Dividend yield	0.00%
Volatility	86.00%
Risk-free rate of return	4.41- 4.63%
Expected life	5 years

The fair value of each of our stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on the historical volatility of our stock with reasonable assumptions regarding projected future events. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within its valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Under the recognition and measurement principles of APB 25, we estimated the fair value of stock options granted during the quarter ended March 31, 2005, to be $0.73 using the Black-Scholes option-pricing model. The assumptions used in the model were a dividend yield of 0.00%, volatility of 82%, risk-free rate of return of 3.87% and expected life of 7 years. The following table illustrates the effect on net loss applicable to common shareholders and loss per share had we applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the quarter ended March 31, 2005:

Net loss applicable to common shareholders, as reported	$(17,010,364)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,813)

Pro forma net loss	$(17,012,177)

Basic and diluted loss per share:
As reported	$(.76)
Pro forma	(.76)

Changes in options outstanding under the plans were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	8,168,180	$1.41
Granted	146,000.21
Cancelled	(3,200)	1.71

Outstanding March 31, 2006	8,310,980	$1.39	$332,542	6.0

Exercisable March 31, 2006	8,098,655	$1.37	$319,162	5.8

7,733,638 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 03/31/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 03/31/06	Weighted- average exercise price

$0.20	-	$0.99	6,568,738	6.5	$0.25	6,419,863	$0.25
1.80	-	2.25	864,261	4.0	1.90	803,011	1.76
3.00	-	8.75	793,675	3.7	3.65	791,550	3.64
34.90	-	60.50	52,835	2.5	50.43	52,760	50.38
62.00	-	100.00	31,471	1.4	84.03	31,471	84.03

$0.20	-	$100.00	8,310,980	6.0	$1.39	8,098,655	$1.37

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

In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 300,000 to 450,000 shares. As of March 31, 2006 no options were available for grant under the Plan.

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 1,000,000 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of March 31, 2006, all of the 872,658 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded.

Share-based compensation expense is included in personnel expense.

NOTE 5 - NET LOSS PER SHARE

As of March 31, 2006, an aggregate of 37,370,152 outstanding warrants and options and an aggregate of 25,088,062 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2006 includes warrants to purchase 14,107,367 shares of common stock, exercisable at $.001 per share reflected as outstanding from the date of grant. The weighted average share calculations include those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

As of March 31, 2005, an aggregate of 27,566,558 outstanding warrants and options and an aggregate of 14,229,566 shares of common stock issuable upon the conversion of Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive.

NOTE 6 - WARRANTS

The following represents warrant activity during the three months ended March 31, 2006:

Balance at December 31, 2005	41,949,135
Granted	1,390,100
Exercised	(158,644)
Expired or cancelled	(14,052)

Balance at March 31, 2006	43,166,539

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2006:

Accounts payable	$2,964,257
Accrued professional fees	557,623
Due to officers	498,219
Accrued expenses	178,565
Accrued compensation	50,525
Bank overdraft	30,478
Deferred income	50,000

$4,329,667

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – FINANCING TRANSACTIONS

Modification of Registration Rights Agreement: In October 2005 we closed a private placement in which we sold our common stock and Series F warrants to a group of accredited investors. In connection with such sales we entered into an agreement with such investors whereby we undertook to register all of the shares of our common stock they purchased, and the shares of our common stock issuable upon exercise of our Series F warrants they acquired, in that private placement. We agreed that if we did not file that registration statement by January 6, 2006, or have that registration statement declared effective by March 14, 2006, we would pay liquidated damages to the purchasers. Our agreement with those purchasers provided that the holders of a majority of the shares of our common stock we were required to register pursuant to that agreement (the “majority holders”) could modify and/or waive our obligations under that agreement and such modification and/or waiver would be binding on all the purchasers in that private placement. On January 30, 2006 the majority holders (i) waived our obligation to pay any liquidated damages for our failure to file the registration statement by January 6, 2006; (ii) extended to June 7, 2006 the time by which the registration statement had to be declared effective before we had to pay any liquidated damages and (iii) permitted us to include in such registration statement shares of our common stock we may issue, or that will be issuable, in (x) a transaction in which we acquire by merger another biotechnology company and/or (y) a new private placement of our securities in which we raise up to $10,000,000. Such modification and waiver enabled us to pursue such acquisition and private placement without incurring those liquidated damages expenses.

Availability of Authorized Shares: On January 30 and 31, 2006, North Sound Capital, LLC (North Sound) and SDS Capital Group SPC, Ltd. (SDS) entered into agreements with us whereby they agreed not to convert any of the aggregate of 6,272.0156 shares of our Series D Convertible Preferred Stock owned by them, nor exercise any of our Series F warrants held by them, until such time that we are able to obtain approval from our stockholders to amend our certificate of incorporation to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, which will enable us to have sufficient number of shares of our common stock which we are authorized to issue, to issue in a private placement of our securities and in the acquisition of a biotechnology company. See Note 10 for a description of those transactions. These agreements provided us with the ability to use the approximately 33,000,000 shares which North Sound and SDS have agreed not to acquire, together with our available authorized shares, in such private placement and acquisition transactions. We agreed that after the completion of the proposed private placement and/or acquisition we would proceed promptly to file a proxy statement for a meeting of our stockholders at which we expect to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, to have available for issuance enough shares of our common stock upon conversion of North Sound’s and SDS’s Series D Convertible Preferred Stock and upon exercise of their warrants. We filed that proxy statement on May 2, 2006.

Reduction of Liquidation Preference: All 6,272.0156 outstanding shares of our Series D Convertible Preferred Stock are owned by North Sound and SDS. On January 30 and 31, 2006 North Sound and SDS entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The only difference between our Series D Preferred shares and our Series D-1 Preferred shares is that the liquidation preference of the Series D Preferred shares is $10,000 per share and that of the Series D-1 Preferred shares is $10 per share. Each Series D-1 Preferred share will be convertible (as is each Series D Preferred share) into 4,000 shares of our common stock. As of May 15, 2006 we had not yet exchanged the Series D Preferred shares for Series D-1 Preferred shares.

We have no material relationship with any of the persons who signed the modification and waiver agreements referred to above.

Cambrex Suite Deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Cambrex, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Cambrex has agreed to accept 736,733 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 2,210,199 shares for three months of suite fees during the first quarter of 2006. The shares were valued at $523,080 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Cambrex a three-year warrant exercisable July 1, 2006 to purchase 1,105,100 shares of our common stock at $0.75 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant is being amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Cambrex were subject to registration rights and potential liquidated damages and have been classified on the balance sheet as temporary equity.

Vendor Settlement: On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 cash payable in seven equal monthly installments and a three-year warrant to purchase 285,000 shares of our common stock at an exercise price of $0.25 per share. The warrant was valued at $54,982 utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.64%, and no expected dividend yield. The warrant has piggyback registration rights for the underlying shares of common stock.

Bridge Financing: In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and payable from the proceeds of our future

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17th private placement of our equity securities. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our recent private placement at 1.2 times the note’s principal and accrued interest amount. See Note 10. We will need to measure whether any beneficial conversion feature exists on the date of conversion as a result of this transaction. Additionally we agreed that since the investor provided us with the funds earlier than was required, upon conversion of such $250,000 loan to our equity securities, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

NOTE 9 – COMMITMENTS & CONTINGENCIES

Legal Challenge Withdrawn: In January 2006 we were informed that Advanced Tissue Sciences withdrew its appeal against the grant of our European patent for our ORCEL product. We were originally granted the European patent in December 1997 and received notification in November 1998 that it was being challenged by Advanced Tissue Sciences. In March 2002, we announced that we had successfully defended Advanced Tissue Sciences’ opposition filed with the European Patent office and, subsequently, Advanced Tissue Sciences appealed the patent offices’ decision, but is now withdrawing that appeal. Withdrawal of the appeal by Advanced Tissue Sciences concludes this litigation and our European patent remains as originally issued.

Third Amendment of Lease: On March 16, 2006 we agreed to a two-year extension of our lease for our 14,320 square foot New York City laboratory and office facility, effective January 1, 2006. We agreed to a monthly rental of $60,860 or $730,320 per annum. We have the option to renew the lease for an additional two years after 2007 at the rate of $63,843 per month, or $766,120 annually.

Letter of Intent: In December 2005 we executed a non-binding letter of intent to acquire Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. See Note 10.

NOTE 10 - SUBSEQUENT EVENTS

Bridge Financing: On April 3, 2006 we received a non-interest bearing short-term loan of $45,000 from another of our executive officers which was repaid from our April 17th private placement with a $500 transaction fee. On April 5, 2006 we received a $200,000 short-term loan from a third party due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to the lender. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 (see Note 8) short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of Series E Preferred Stock, and issued a warrant to purchase 1,506,665 shares of our common stock at an exercise price of $0.50 per share.

Acquisition of Hapto: On April 14, 2006, we closed our acquisition of Hapto. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 30,860,000 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 3,000,000 of our common shares at $0.30 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is approximately $10,100,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 4,000,000 shares of our common stock at $0.30 per share for their advisory services.

Private Placement: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $0.20 conversion price. After we complete a reverse split of our outstanding common stock the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $0.20, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued five-year warrants to purchase 32,386,650 shares of our common stock at $0.50 per share. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $0.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock and upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. Our plan of operation for the next twelve months is to complete such clinical trial and continue to work towards obtaining regulatory clearance for commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. In the interim, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for conducting the trial. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercialization of our product. In February 2006, Cambrex assisted us financially by once again agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges to be incurred during the first half of 2006.

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

In the past twelve months, in anticipation of commercialization of ORCEL, our operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. During this time we enhanced and validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Cambrex. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. To increase scale and reduce the cost of producing ORCEL, we developed a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing a prelaminated sponge and finding alternative sources of supply of bovine hide collagen and various grades of sponges that could provide new business opportunities. We validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Other manufacturing cost reduction projects may be delayed, or may be accomplished in collaboration with Cambrex. Preliminary discussions with Cambrex have taken place with respect to the transfer of our cell expansion processes as well as co-development of other cost reduction and increased production projects. The costs associated with these projects will be negotiated with Cambrex.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

•	Transfer to Cambrex of a process which doubles the ORCEL production lot size,

•	Production and expansion of cell inventory,

•	Completion of prelaminated sponge project,

•	Completion of development of the cell factory project,

•	Completion of all FDA required tests and validations, and

•	Validation of “BSE-free” collagen.

Additionally we plan to:

•	Expand our focus to application of our technologies to opportunities in regenerative medicine such as stem cells, wound healing, and cosmetic tissue augmentation;

•	Further develop Fibrin Micro Beads and Haptides™ (see next section);

•

Explore opportunities where we can use our FDA approved facility, cell culturing biomaterials and regulatory knowledge and expertise as an income source or to secure interests in other companies’ biotechnology products or in their business operations;

•	Examine potential licensing opportunities for use of our biomaterials in other tissue engineering applications;

•	Pursue co-development opportunity using growth factor media in development of cosmeceutical products, and

•	Submit proposals to the appropriate agencies for the purpose of securing available research grants.

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

We closed our acquisition of Hapto on April 14, 2006. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 30,860,000 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 3,000,000 of our common shares at $0.30 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is approximately $10,100,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 4,000,000 shares of our common stock at $0.30 per share for their advisory services.

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $31,544,000, the amount PRF could compel us to pay to repurchase their revenue interest at March 31, 2006. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of March 31, 2006 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount to provide PRF with a 30% internal rate of return on its $10,000,000 investment. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we may have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 10 of the consolidated financial statements of our Form 10-KSB for the year ended December 31, 2005, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that we would need to achieve a North American sales level of approximately $1,256,000,000 during the approximate remaining five sales years under the revenue interest assignment agreement to offset the principal balance of the $31,544,000 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

We will need to secure additional financing for the approximately $875,000 of expenses we are currently incurring on a monthly basis. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt.

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

On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 cash payable in seven equal monthly installments and a three-year warrant to purchase 285,000 shares of our common stock at an exercise price of $0.25 per share. The warrant has piggyback registration rights for the underlying shares of common stock.

In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and payable from the proceeds of our future financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17th private placement of our equity securities. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our recent private placement, at 1.2 times the note’s principal and accrued interest amount. Additionally we agreed that upon conversion of such $250,000 loan to our equity securities, since the investor provided us with the funds earlier than was required, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

On April 3, 2006 we received another short-term loan of $45,000 from another of our executive officers. This loan was also repaid from the proceeds of our recent private placement. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of our Series E Preferred Stock, and issued a warrant to purchase 1,506,665 shares of our common stock at an exercise price of $0.50 per share. On April 5, 2006 we received a $200,000 short-term loan due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share to the lender.

On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $0.20 conversion price. After we complete a reverse split of our outstanding common stock the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $0.20, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued a five-year warrant to purchase 32,386,650 shares of our common stock at $0.50 per share. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $0.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock, and upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

FINANCIAL INFORMATION NOT IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Throughout this report, we have presented income statement items in conformity with generally accepted accounting principles (GAAP). Yet, given the magnitude of the non-cash expenses, we utilize EBITDA (defined by us as “Net loss applicable to common shareholders adjusted for depreciation and amortization and other non-cash items”) to evaluate and monitor the results of our operations. Although EBITDA is a non-GAAP financial measure, we believe that the information presented below when reviewed in conjunction with the Condensed Consolidated Statements of Cash Flows will allow for an additional clarification of our performance and will allow the readers of our financial statements an additional tool to evaluate our comparative performance. Following, is a reconciliation of the comparative net loss to common shareholders to EBITDA utilized by us.

	Three months ended March 31,

	2006	2005

Net loss applicable to common shareholders	$(4,793,894)	$(17,010,364)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	—	10,328,199
Preferred dividends accrued	—	(17,891)
Preferred stock deemed dividends	—	2,125,974
Non-cash stock compensation	96,895	68,360
Non-cash imputed interest	1,975,000	1,521,890
Non-cash production suite charges	590,985	—
Non-cash interest	3,030	3,029
Depreciation and amortization	51,742	84,814
Share-based compensation	13,024	—
Gain on vendor settlement	(11,710)	—

EBITDA	$(2,074,928)	$(2,895,989)

Item 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiary, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the first quarter of 2006.

PART II

Item 1.	LEGAL PROCEEDINGS

Legal Challenge Withdrawn: In January 2006 we were informed that Advanced Tissue Sciences withdrew its appeal against the grant of our European patent for our ORCEL product. We were originally granted the European patent in December 1997 and received notification in November 1998 that it was being challenged by Advanced Tissue Sciences. In March 2002, we announced that we had successfully defended Advanced Tissue Sciences’ opposition filed with the European Patent office and, subsequently, Advanced Tissue Sciences appealed the patent offices’ decision, but is now withdrawing that appeal. Withdrawal of the appeal by Advanced Tissue Sciences concludes this litigation and our European patent remains as originally issued.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to our unregistered sales of our equity securities during the three-month period ended March 31, 2006, which we reported on Form 8-K, in that three-month period we have also sold and/or issued our equity securities which were not registered under the Securities Act of 1933, as amended (the “Act”), in the transactions described below. No underwriters were involved in any of these transactions.

On January 31st, February 28th, and March 31st, 2006, we issued an aggregate of 2,210,199 shares of our common stock and three-year warrants to purchase 1,105,100 shares of our common stock at $0.75 per share to a vendor in payment of services. The issuance of the shares and warrant were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since all the purchasers were accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On March 17, 2006 we issued a three-year warrant to purchase 285,000 shares of our common stock at $0.25 per share to a vendor as part of a settlement of an amount we owed it.. The issuance of this warrant was exempt from the registration requirements of the Act pursuant to Section 4 (2) of the Act as a transaction by an issuer not involving a public offering.

On January 3rd, January 31st, and March 31, 2006, as a result of the exercise of our Series E warrants, we issued 38,516 and 53,608, 53,020, and 13,500 shares of our common stock, respectively. The issuances of such shares were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder, since all the purchasers were accredited investors, and pursuant to Section 4 (2) of the Act as transactions by an issuer not involving a public offering.

On January 25th, February 13th, and March 1st 2006, we granted employee stock options to purchase 25,000, 120,000, and 1,000 shares of our common stock at $0.20, $0.21, and $0.22 per share, respectively, under our Employee Stock Option Plan. Options to purchase 50,000 of such shares were granted to one of our executive officers. The grants of such options were exempt from the registration requirements of the Act because such grants did not constitute sales of securities and pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibit No.	Description

	10.1 *	Third Amendment of Lease dated March 16, 2006 between The Trustees of Columbia University in the City of New York and Ortec International, Inc.
	31.1 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer
	31.2 *	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer
	32.1 *	Section 1350 Certification of Principal Executive Officer
	32.2 *	Section 1350 Certification of Principal Financial Officer

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:

ORTEC INTERNATIONAL, INC.

Date: May 15, 2006	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer