Form 10QSB
period 2006-06-30
ORTEC INTERNATIONAL INC
filed 2006-08-14
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 6,071,270 (as of August 10, 2006)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED JUNE 30, 2006

ITEMS IN FORM 10-QSB

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,422
Prepaid and other current assets	242,146

Total current assets	1,859,568
Property and equipment, net	205,254
Patent application costs, net	517,500
Deposits and other assets	258,810

Total assets	$2,841,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,812,817
Insurance premium financing payable	99,139
Current maturities of loan payable	42,475
Capital lease obligation - current	11,776
Warrant liability	15,294,187
Obligation under revenue interest assignment	33,676,000

Total current liabilities	51,936,394
Promissory notes – noncurrent	28,633
Capital lease obligation - noncurrent	4,676

Total liabilities	51,969,703

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 294,693 shares issued and outstanding	1,119,834

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 10,000 shares;
5,948.6148 shares issued and outstanding; liquidation preference $59,486,148	15,090,903
Series E, stated value $1,000 per share; authorized 8,000 shares;
6,477.333 shares issued and outstanding; liquidation preference $6,477,333	79,893
Common stock, $.001 par value; authorized 200,000,000 shares;
6,071,403 issued and 6,071,270 outstanding (including 294,693 shares subject to registration rights classified as temporary equity)	5,776
Additional paid-in capital	109,496,434
Deficit accumulated during the development stage	(174,301,805)
Treasury stock, 133 shares at cost	(177,645)
Deferred compensation	(441,961)

Total shareholders’ deficit	(50,248,405)

Total liabilities and shareholders’ deficit	$2,841,132

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From March 12, 1991 (inception) to June 30, 2006

	2006	2005	2006	2005

Product revenue	$—	$—	$—	$—	$265,665

Expenses
Product and laboratory costs	1,181,351	718,190	2,506,860	1,940,234	33,294,008
Personnel	1,085,850	1,019,686	2,010,669	2,157,714	43,092,224
General and administrative	296,125	563,229	688,104	1,081,523	21,592,561
Rent	182,580	117,422	365,160	234,844	4,811,467
Consulting	—	—	—	—	5,702,651
Interest and other expense	2,227,826	1,704,057	4,209,696	3,254,221	31,308,305
Interest and other income	(18,787)	25,461	(31,650)	53,591	(2,585,868)
Purchased in-process research and development costs	10,288,215	—	10,288,215	—	10,288,215
Change in value of warrants	(2,484,969)	—	(2,484,969)	—	(2,484,969)
Loss on settlement of promissory notes	—	—	—	10,328,199	13,081,453
Lease termination costs	—	—	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	—	—	1,004,027

	12,758,191	4,148,045	17,552,085	19,050,326	160,223,240

Net loss	(12,758,191)	(4,148,045)	(17,552,085)	(19,050,326)	(160,957,575)

Preferred stock dividends	79,887	—	79,887	(17,891)	3,091,461
Preferred stock and warrants deemed dividends and discounts	258,112	2,279,653	258,112	4,405,627	11,252,769

Net loss applicable to common shareholders	$(13,096,190)	$(6,427,698)	$(17,890,084)	$(23,438,062)	$(174,301,805)

Net loss per share

Basic and diluted	$(2.01)	$(3.16)	$(3.30)	$(12.69)

Weighted average shares outstanding

Basic and diluted	6,510,623	2,034,514	5,422,094	1,846,648

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	—	—	—	—
First private placement ($45.00 per share)	1,450	2	—	—	—	—
The Director ($172.50 and $795.00 per share)	994	1	—	—	—	—
Second private placement ($1413.75 per share)	354	—	—	—	—	—
Share issuance expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1991	13,156	13	—	—	—	—
Second private placement ($1,413.75 per share)	176	—	—	—	—	—
Second private placement ($1,413.75 per share)	152	—	—	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	212	—	—	—	—	—
Share issuance expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1992	13,696	13	—	—	—	—
Third private placement ($1,500.00 per share)	731	1	—	—	—	—
Third private placement ($1,500.00 per share)	150	—	—	—	—	—
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	741	1	—	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	142	—	—	—	—	—
Shares issued in exchange for commission	4	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1993	15,464	15	—	—	—	—
Fourth private placement ($1,500.00 per share)	263	—	—	—	—	—
Stock purchase agreement with Home Insurance Company ($1,500.00 per share)	333	1	—	—	—	—
Share issuance expense	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1994	16,060	16
Rent forgiveness	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1995	16,060	16	—	—	—	—
Initial public offering	8,000	8	—	—	—	—
Exercise of warrants	226	—	—	—	—	—
Fifth private placement ($973.50 per share)	6,394	6	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Stock options issued for services	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1996	30,680	30	—	—	—	—
Exercise of warrants	7,726	8	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1997 (carried forward)	38,406	38	—	—	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

March 12, 1991 (inception) to December 31, 1991
Founders	$860	—	—	—	$870
First private placement ($45.00 per share)	64,998	—	—	—	65,000
The Director ($172.50 and $795.00 per share)	249,999	—	—	—	250,000
Second private placement ($1413.75 per share)	500,000	—	—	—	500,000
Share issuance expense	(21,118)	—	—	—	(21,118)
Net loss	—	(281,644)	—	—	(281,644)

Balance at December 31, 1991	794,739	(281,644)	—	—	513,108
Second private placement ($1,413.75 per share)	250,006	—	—	—	250,006
Second private placement ($1,413.75 per share)	215,467	—	—	—	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	299,998	—	—	—	299,998
Share issuance expense	(35,477)	—	—	—	(35,477)
Net loss	—	(785,941)	—	—	(785,941)

Balance at December 31, 1992	1,524,733	(1,067,585)	—	—	457,161
Third private placement ($1,500.00 per share)	1,096,499	—	—	—	1,096,500
Third private placement ($1,500.00 per share)	225,000	—	—	—	225,000
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	999,998	—	—	—	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	200,000	—	—	—	200,000
Shares issued in exchange for commission	6,000	—	—	—	6,000
Share issuance expenses	(230,207)	—	—	—	(230,207)
Net loss	—	(1,445,624)	—	—	(1,445,624)

Balance at December 31, 1993	3,822,023	(2,513,209)	—	—	1,308,829
Fourth private placement ($1,500.00 per share)	397,712	—	—	—	397,712
Stock purchase agreement with Home Insurance Company ($1,500.00 per share)	499,999	—	—	—	500,000
Share issuance expense	(8,697)	—	—	—	(8,697)
Net loss	—	(1,675,087)	—	—	(1,675,087)

Balance at December 31, 1994	4,711,037	(4,188,296)	—	—	522,757
Rent forgiveness	40,740	—	—	—	40,740
Net loss	—	(1,022,723)	—	—	(1,022,723)

Balance at December 31, 1995	4,751,777	(5,211,019)	—	—	(459,226)
Initial public offering	5,999,992	—	—	—	6,000,000
Exercise of warrants	33,885	—	—	—	33,885
Fifth private placement ($973.50 per share)	6,220,791	—	—	—	6,220,797
Share issuance expenses	(1,580,690)	—	—	—	(1,580,690)
Stock options issued for services	152,000	—	—	—	152,000
Net loss	—	(2,649,768)	—	—	(2,649,768)

Balance at December 31, 1996	15,577,755	(7,860,787)	—	—	7,716,998
Exercise of warrants	10,822,783	—	—	—	10,822,791
Share issuance expenses	(657,508)	—	—	—	(657,508)
Stock options and warrants issued for services	660,000	—	—	—	660,000
Net loss	—	(4,825,663)	—	—	(4,825,663)

Balance at December 31, 1997 (carried forward)	26,403,030	(12,686,450)	—	—	13,716,618

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 1997 (brought forward)	38,406	38	—	—	—	—
Exercise of warrants	1,477	2	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—
Sixth private placement	1,333	1	—	—	—	—
Sixth private placement – warrants issued	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Purchase of 44 shares of treasury stock (at cost)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1998	41,216	41	—	—	—	—
Exercise of warrants	94	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—
Seventh private placement ($1,312.50 per share)	2,594	3	—	—	—	—
Seventh private placement – investor warrants	—	—	—	—	—	—
Seventh private placement – placement agent warrants	—	—	—	—	—	—
Eighth private placement ($825.00 per share)	10,909	11	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Purchase of 61 shares of treasury stock (at cost)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 1999	54,813	55	—	—	—	—
Exercise of options and warrants	1,170	1	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—
Ninth private placement ($2,250.00 per share)	444	—	—	—	—	—
Ninth private placement – placement agent warrants	—	—	—	—	—	—
Tenth private placement ($1,012..50 per share)	8,318	8	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Purchase of 29 shares of treasury stock (at cost)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2000	64,745	64	—	—	—	—
Stock options issued for services	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2001	64,745	64	—	—	—	—
Exercise of options and warrants	2,381	2	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—
Warrants issued with convertible debentures	—	—	—	—	—	—
Warrants issued with convertible redeemable preferred stock	—	—	—	—	—	—
Convertible debenture conversion benefit	—	—	—	—	—	—
Redeemable convertible preferred stock conversion benefit	—	—	—	—	—	—
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—	—
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	—	—	—
Shares issuance costs – preferred stock	—	—	(866,612)	—	—	—
Preferred stock dividends	25,021	25	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	—	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 1997 (brought forward)	26,403,030	(12,686,450)	—	—	13,716,618
Exercise of warrants	1,281,955	—	—	—	1,281,957
Stock options and warrants issued for services	1,920,111	—	—	—	1,920,111
Sixth private placement	1,788,697	—	—	—	1,788,698
Sixth private placement – warrants issued	211,302	—	—	—	211,302
Share issuance expenses	(48,000)	—	—	—	(48,000)
Purchase of 44 shares of treasury stock (at cost)	—	—	(67,272)	—	(67,272)
Net loss	—	(8,412,655)	—	—	(8,412,655)

Balance at December 31, 1998	31,557,095	(21,099,105)	(67,272)	—	10,390,759
Exercise of warrants	14,103	—	—	—	14,103
Stock options and warrants issued for services	64,715	—	—	—	64,715
Seventh private placement ($1,312.50 per share)	3,168,782	—	—	—	3,168,785
Seventh private placement – investor warrants	236,291	—	—	—	236,291
Seventh private placement – placement agent warrants	232,000	—	—	—	232,000
Eighth private placement ($825.00 per share)	8,999,991	—	—	—	9,000,002
Share issuance expenses	(619,908)	—	—	—	(619,908)
Purchase of 61 shares of treasury stock (at cost)	—	—	(75,518)	—	(75,518)
Net loss	—	(10,040,509)	—	—	(10,040,509)

Balance at December 31, 1999	43,653,069	(31,139,614)	(142,790)	—	12,370,720
Exercise of options and warrants	327,281	—	—	—	327,282
Stock options and warrants issued for services	56,265	—	—	—	56,265
Ninth private placement ($2,250.00 per share)	1,000,005	—	—	—	1,000,005
Ninth private placement – placement agent warrants	23,000	—	—	—	23,000
Tenth private placement ($1,012..50 per share)	8,421,063	—	—	—	8,421,071
Share issuance expenses	(641,500)	—	—	—	(641,500)
Purchase of 29 shares of treasury stock (at cost)	—	—	(34,855)	—	(34,855)
Net loss	—	(12,129,663)	—	—	(12,129,663)

Balance at December 31, 2000	52,839,183	(43,269,277)	(177,645)	—	9,392,325
Stock options issued for services	188,080	—	—	—	188,080
Net loss	—	(15,885,377)	—	—	(15,885,377)

Balance at December 31, 2001	53,027,263	(59,154,654)	(177,645)	—	(6,304,972)
Exercise of options and warrants	355	—	—	—	357
Stock options and warrants issued for services	113,060	—	—	—	113,060
Warrants issued with convertible debentures	440,523	—	—	—	440,523
Warrants issued with convertible redeemable preferred stock	559,289	—	—	—	559,289
Convertible debenture conversion benefit	1,042,663	—	—	—	1,042,663
Redeemable convertible preferred stock conversion benefit	1,097,886	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	3,486,318	—	—	—	7,338
Shares issuance costs – preferred stock	304,615	—	—	—	(561,997)
Preferred stock dividends	1,125,909	(1,125,934)	—	—	—
Net loss	—	(21,578,021)	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	—	—	—
Exercise of options and warrants	26,583	27	—	—	—	—
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	—
Warrants issued for services	—	—	—	—	—	—
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	—
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	—
Preferred stock dividends	6,154	6	—	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—	—
Adjustment for one for ten reverse stock split	5	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	—
Common stock issued in connection with previously issued notes	10,467	11	—	—	—	—
Common stock issued in connection with promissory notes	22,122	22	—	—	—	—
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	—
Common stock issued in connection with exercise of warrants	2,164	2	—	—	—	—
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	—	(137,752)	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	—	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	33,132	33	—	—	939,050	—
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	—
Option issued to director for services	—	—	—	—	—	—
Warrant issued for services	—	—	—	—	—	—
Warrant issued in connection with lease	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Special warrant offer deemed dividends	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2002 (brought forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	12,939	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	—	—	7,690,000
Warrants issued with preferred stock	1,716,199	—	—	—	—
Warrants issued for services	87,000	—	—	—	87,000
Share issuance costs – preferred stock	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	3,253,409	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	—	—	—
Preferred stock deemed dividends and discounts	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	923,071	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	336,550	(336,550)	—	—	—
Common stock to be issued in connection with promissory notes	287,000	—	—	—	287,000
Adjustment for one for ten reverse stock split	—	—	—	—	—
Net loss	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	72,442,127	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	(11)	—	—	—	—
Common stock issued in connection with promissory notes	746,180	—	—	—	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	828,540	—	—	—	828,540
Common stock issued in connection with exercise of warrants	323	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	137,745	—	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	30,098	(30,099)	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	498,936	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	613,805	(613,805)	—	—	—
Option issued to director for services	398,574	—	—	—	398,574
Warrant issued for services	94,393	—	—	—	94,393
Warrant issued in connection with lease	18,500	—	—	—	18,500
Share issuance expenses	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	1,123,000	(1,123,000)	—	—	—
Net loss	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004 (carried forward)	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	—
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500	—
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	—	—	—	—
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	—	—	5,733,853	—
Common stock and series D preferred (1,086.21shares) issued in connection with Series C preferred exchange	218,912	219	—	(3,529,289)	3,620,702	—
Common stock issued for exercise of additional investment right from private placement	10,217	10	—	—	—	—
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—	—
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—	—
Common stock issued to officers	109,667	110	—	—	—	—
Common stock issued upon exercise of warrants	243,901	244	—	—	—	—
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—	—
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624	—
Modifications of Series E warrant prices	—	—	—	—	—	—
Warrant issued for services	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2005 (carried forward)	3,406,997	3,407	—	—	15,911,331	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2004 (brought forward)	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	(274,518)	—	—	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	4,775,668	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	14,895,029	—	—	—	20,629,412
Common stock and series D preferred (1,086.21shares) issued in connection with Series C preferred exchange	2,014,835	(2,106,467)	—	—	—
Common stock issued for exercise of additional investment right from private placement	114,937	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	86,265	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	272,460	(1,616)	—	—	—
Common stock issued to officers	751,474	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,415	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	3,172,643	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	3,622,670	—	—	—	6,337,717
Modifications of Series E warrant prices	3,490,140	(3,476,683)	—	—	13,457
Warrant issued for services	7,189	—	—	—	7,189
Share issuance expenses	(14,234)	—	—	—	(14,234)
Net loss	—	(30,374,411)	—	—	(30,374,411)

Balance at December 31, 2005 (carried forward)	109,823,583	(156,411,721)	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2005 (brought forward)	3,406,997	3,407	—	—	15,911,331	—
Exercise of Series E warrants	139,207	139	—	—	—	—
Warrant issued for vendor settlement	—	—	—	—	—	—
Warrant issued with promissory notes	—	—	—	—	—	—
Common stock and warrants issued for Production suite charges	294,693	—	—	—	—	—
Placement agent fees	113,147	113	—	—	—	—
Hapto acquisition	2,057,333	2,057	—	—	—	—
Common stock returned for Hapto escrow claim	(26,214)	(26)	—	—	—	—
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—
April 2006 private placement Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—
Modifications of Series E and F warrant prices	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	79,887
Share-based compensation	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at June 30, 2006	6,071,403	$5,776	—	—	$15,090,903	$79,893

		Deficit accumulated during the development stage
	Additional paid-in Capital				Total shareholders’ equity (deficit)
			Treasury stock	Deferred compensation

Balance at December 31, 2005 (brought forward)	109,823,583	(156,411,721)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	58	—	—	—	197
Warrant issued for vendor settlement	54,982	—	—	—	54,982
Warrant issued with promissory notes	7,262	—	—	—	7,262
Common stock and warrants issued for Production suite charges	67,505	—	—	—	67,505
Placement agent fees	424,187	—	—	—	424,300
Hapto acquisition	10,102,128	—	—	—	10,104,185
Common stock returned for Hapto escrow claim	(126,588)	—	—	—	(126,614)
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	820,342	—	—	—	—
April 2006 private placement Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—
Fair value of warrants reclassified as liabilities	(11,951,000)	—	—	—	(11,951,000)
Modifications of Series E and F warrant prices	258,112	(258,112)	—	—	—
Dividends on Series E preferred stock	—	(79,887)	—	—	—
Share-based compensation	20,292	—	—	—	20,292
Share issuance expenses	(4,429)	—	—	—	(4,429)
Amortization of deferred compensation	—	—	—	20,484	20,484
Net loss	—	(17,552,085)	—	—	(17,552,085)

Balance at June 30, 2006	$109, 496,434	$(174,301,805)	$(177,645)	$(441,961)	$(50,248,405)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to June 30, 2006
	Six months ended June 30,

	2006	2005

Cash flows from operating activities
Net loss	$(17,552,085)	$(19,050,326)	$(159,957,575)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,562	174,616	5,673,409
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	20,484	136,720	309,623
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	63,113	29,178	2,046,336
Non-cash imputed interest	4,107,000	3,167,890	27,029,150
Non-cash production suite charges	1,187,339	—	1,422,839
Share-based compensation	20,292	—	20,292
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Purchased in-process research and development	10,288,215	—	10,288,215
Change in fair value of warrants	(2,484,969)	—	(2,484,969)
Other	—	13,457	20,646
Changes in operating assets and liabilities
Prepaid and other current assets	(71,459)	(147,893)	(132,549)
Accounts payable and accrued liabilities	(239,256)	(1,051,610)	4,808,106

Net cash used in operating activities	(4,566,474)	(6,399,769)	(92,928,260)

Cash flows from investing activities
Purchases of property and equipment	(31,195)	(39,056)	(4,645,072)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(17,669)	(18,949)	(1,087,542)
Organization costs	—	—	(10,238)
Deposits	(98,562)	—	(888,835)
Cash paid for Hapto acquisition, net of $37,074 cash received	(186,750)	—	(186,750)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(334,176)	(58,005)	(6,744,965)

Cash flows from financing activities
Proceeds from issuance of notes payable	690,000	3,026,700	14,338,126
Proceeds from issuance of common stock	—	4,978,567	61,701,458
Proceeds from exercise of warrants	197	—	1,362,822
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	(4,429)	—	(5,388,676)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock	5,526,829	—	15,486,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(8,444)	(45,175)	(593,238)
Repayment of loan payable	(20,609)	(99,674)	(1,259,770)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(121,361)	(96,311)	(621,361)
Repayment of promissory notes	(440,000)	(141,201)	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	5,842,683	7,842,906	101,290,647

Net Increase in Cash And Cash Equivalents	942,033	1,385,132	1,617,422
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$1,617,422	$1,612,502	$1,617,422

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to June 30, 2006
	Six months ended June 30,

	2006	2005

Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$7,717	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	778,744	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Accretion of discount on preferred stock and warrants	258,112	4,405,627	11,252,769
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Series C preferred stock converted o common stock	—	—	137,645
Series D preferred stock converted to common stock	820,428	—	820,428
Series D preferred stock issued in lieu of common stock	—	9,629,055	12,343,678
Series E basis increased fro stock dividend	79,887	—	79.887
Share issuance expenses for
Series B preferred stock incurred through issuance of warrants	—	—	391,307
Series C preferred stock incurred through issuance of warrants	—	—	272,386
Fair value of warrants reclassified to warrant liability	20,829,822	—	20,829,822
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	301,333	9,626,626	13,413,959
Promissory notes interest due repaid with common stock	—	674,587	658,776
Common stock and warrants issued to settle liability	424,300	—	424,300
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$43,793	$35,018	$904,419

Cash paid for income taxes	$—	$—	$203,411

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005, and for the period from March 12, 1991 (inception) to June 30, 2006, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2006, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005, and from March 12, 1991 (inception) through June 30, 2006, and statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2006, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and six month period ended June 30, 2006, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. In September 2006, we expect to complete the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. During the third quarter, we expect to move forward with integrating the clinical data from the current confirmatory trial with the efficacy data from the 12-week pivotal trial previously submitted to the FDA as part of our PMA. We expect to submit a supplemental PMA to the FDA in the fourth quarter of this year. In addition, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006,

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cambrex assisted us financially by agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006. See Note 7.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $17.9 million during the six months ended June 30, 2006, and, as of that date, our current liabilities exceeded our current assets by $50.1 million, our total liabilities exceeded our total assets by $49.1 million and we have a deficit accumulated in the development stage of $174.3 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the first quarter of 2006, we received an aggregate of $445,000 in short-term bridge loans: $195,000 was from two of our executive officers repayable without interest and $250,000 was a convertible note from an outside investor. In early April 2006 we received an additional $45,000 bridge loan from another of our executive officers and a $200,000 bridge note from an outside investor. In mid April 2006, we completed a private placement of our convertible preferred stock and warrants in which we raised gross proceeds of approximately $6.2 million. Out of these proceeds we repaid all of the executive officer loans without interest, repaid the $200,000 bridge note, and converted the $250,000 loan into the preferred stock and warrants we sold in the private placement.

We expect to incur obligations of approximately $875,000 per month primarily for personnel, rent, insurance, fees to Cambrex for a production suite and technology transfer activities, clinical trial charges, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2006.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies and services, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue our equity securities in satisfaction of certain obligations.

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

We believe that our cash and cash equivalents on hand at June 30, 2006, $1,617,422, and additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

Common Stock Reverse Split

On July 24, 2006, we effected a reverse stock split of our outstanding common stock, whereby every stockholder received one new share of common stock for every fifteen shares previously owned. All share and per share data in these financial statements have been adjusted to give effect to the reverse stock split. The par value of the common stock remained unchanged at $.001 per share. The exercise prices of all our warrants and options outstanding were adjusted as a result of this reverse split. The conversion rates of the preferred stock outstanding were also adjusted because of this reverse split.

NOTE 3 – SHARE BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)). We adopted SFAS 123(R) using the modified prospective method of adoption, and accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Compensation expense was recognized during the six months ended June 30, 2006, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption in 2006 was an additional expense of $20,292 related to stock options.

The fair value of stock options granted during the three and six months ended June 30, 2006 was estimated at $2.12 and $1.81, respectively using the Black-Scholes option-pricing model. This model used the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Dividend yield	0.00%	0.00%
Volatility	86.00%	86.00%
Risk-free rate of return	4.63- 5.01%	4.41- 5.01%
Expected life	5 years	5 years

The fair value of each of our stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on the historical volatility of our stock with reasonable assumptions regarding projected future events. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Under the recognition and measurement principles of Accounting Principles Board No 25 (APB 25), we estimated the fair value of stock options granted during the three and six months ended June 30, 2005, to be $5.40 and $7.68 using the Black-Scholes option-pricing model. The assumptions used in the model for the three and six months ended periods respectively were a dividend yield of 0.00%, volatility of 86% and 82%, risk-free rate of return of 3.96 % and 4.01% and expected life of 7 years. The following table illustrates the effect on net loss applicable to common shareholders and loss per share had we applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2005:

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss applicable to common shareholders, as reported	$(6,427,698)	$(23,438,062)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(52,038)	(53,851)

Pro forma net loss	$(6,479,736)	$(23,491,913)

Basic and diluted loss per share:
As reported	$(3.16)	$(12.69)
Pro forma	(3.18)	(12.73)

Changes in options outstanding under the plans for the six months ended June 30, 2006 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	544,546	$21.10
Granted	9,800	3.13
Cancelled	(1,357)	19.64

Outstanding June 30, 2006	552,989	$20.78	$1,600	5.7

Exercisable June 30, 2006	540,521	$20.54	$—	5.6

515,576 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 06/30/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 06/30/06	Weighted- average exercise price

$3.00	-	$14.85	437,316	6.3	$3.79	428,007	$3.72
27.00	-	33.75	57,144	3.7	28.49	54,127	26.86
45.00	-	131.25	52,912	3.5	54.82	52,770	54.66
523.50	-	907.50	3,522	2.2	756.38	3,522	756.38
930.00	-	1,500.00	2,095	1.1	1,260.91	2,095	1,260.91

$3.00	-	$1,500.00	552,989	5.7	$20.78	540,521	$20.54

In April 1996, the stockholders approved the adoption of a stock option plan (the “Plan”). The Plan provided for the grant of options to purchase up to 2,333 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years.

In August 1998, the stockholders ratified and approved an amended and restated 1996 Stock Option Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 2,333 to 10,333 shares. In August 2000, the stockholders ratified and approved the second amendment to our Amended and Restated 1996 Stock Option Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 10,333 to 20,000 shares.

In February 2003, the stockholders ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. As of June 30, 2006 no options were available for grant under the Plan.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2005, the stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of June 30, 2006, 59,254 of these options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded.

Share-based compensation expense is included in personnel expense.

NOTE 4 - NET LOSS PER SHARE

As of June 30, 2006, an aggregate of 5,378,485 shares issuable on exercise of outstanding warrants and options and an aggregate of 1,586,297 and 2,159,111 shares of common stock issuable upon the conversion of our Series D and Series E preferred stock outstanding, respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and six months ended June 30, 2006 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations include those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

As of June 30, 2005, an aggregate of 1,033,951 shares issuable on exercise of outstanding warrants and options and an aggregate of 948,638 shares of common stock issuable upon the conversion of Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share per share for the quarter and six months ended June 30, 2005 includes warrants to purchase 802,896 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant.

NOTE 5 - WARRANTS

The following represents warrant activity during the six months ended June 30, 2006:

Balance at December 31, 2005	2,796,609
Granted	2,980,891
Exercised	(139,734)
Expired or cancelled	(937)

Balance at June 30, 2006	5,636,829

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2006:

Accounts payable	$1,613,634
Accrued professional fees	141,500
Due to officers	598,427
Accrued expenses	282,695
Accrued compensation	126,561
Deferred income	50,000

$2,812,817

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – FINANCING TRANSACTIONS

Modifications of Registration Rights Agreement: In October 2005 we closed a private placement in which we sold our common stock and Series F warrants to a group of accredited investors. In connection with such sales we entered into an agreement with such investors whereby we undertook to register all of the shares of our common stock they purchased, and the shares of our common stock issuable upon exercise of our Series F warrants they acquired, in that private placement. We agreed that if we did not file that registration statement by January 6, 2006, or have that registration statement declared effective by March 14, 2006, we would pay liquidated damages to the purchasers. Our agreement with those purchasers provided that the holders of a majority of the shares of our common stock we were required to register pursuant to that agreement (the “majority holders”) could modify and/or waive our obligations under that agreement and such modification and/or waiver would be binding on all the purchasers in that private placement. On January 30, 2006 the majority holders (i) waived our obligation to pay any liquidated damages for our failure to file the registration statement by January 6, 2006; (ii) extended to June 7, 2006, then later extended to September 15, 2006, the time by which the registration statement had to be declared effective before we had to pay any liquidated damages and (iii) permitted us to include in such registration statement shares of our common stock we may issue, or that will be issuable, in (x) a transaction in which we acquire by merger another biotechnology company and/or (y) a new private placement of our securities in which we raise up to $10,000,000.

Such modification and waiver enabled us to pursue such acquisition and private placement without incurring those liquidated damages expenses. The registration statement covering such shares went effective August 7, 2006.

Reduction of Liquidation Preference: All 5,948.6148 outstanding shares of our Series D Convertible Preferred Stock are owned by North Sound Capital LLC (North Sound) and SDS Capital Group SPC, Ltd. (SDS). On January 30 and 31, 2006 North Sound and SDS entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The only difference between our Series D Preferred shares and our Series D-1 Preferred shares is that the liquidation preference of the Series D Preferred shares is $10,000 per share and that of the Series D-1 Preferred shares is $10 per share. Each Series D-1 Preferred share will be convertible (as is each Series D Preferred share) into 266.666 shares of our common stock. As of August 14, 2006 we had not yet exchanged the Series D Preferred shares for Series D-1 Preferred shares.

Series E warrant conversions: Various investors holding Series E warrants to purchase 13,144 shares of our common stock at $0.015 exercised such rights. Additionally on May 15, 2006 investors holding Series E warrants to purchase 126,590 shares of our common stock at $0.015 exercised such right on a cashless basis. Based on a $3.60 closing price they received 126,063 shares of our common stock.

Vendor Settlement: On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 payable in seven equal monthly installments of $5,000 and a three-year warrant to purchase 19,000 shares of our common stock at an exercise price of $3.75 per share. The warrant was valued at $54,982 utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.64%, and no expected dividend yield. The warrant has piggyback registration rights for the underlying shares of common stock.

Cambrex Suite Deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Cambrex, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Cambrex agreed to accept 49,116 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 294,693 shares for six months of suite fees during the first half of 2006. The shares were valued at $1,119,834 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Cambrex a three-year warrant exercisable July 1, 2006 to purchase 73,673 shares of our common stock at $11.25 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant is being amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Cambrex were subject to registration rights and potential liquidated damages and have been classified on the balance sheet as temporary equity.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fees due former investment banker: In April 2006, pursuant to an agreement reached in December 2005 to settle certain advisory fees ($250,000) and placement fees ($174,300) due to our former investment banker, we issued 113,147 shares of our common stock at $3.75 per share and Series F warrants to purchase 56,573 shares exercisable at $7.50 per share in lieu of a cash payment of the $424,300. Separately, the former investment banker received a $50,000 fee from our April 2006 placement as a termination fee. This $50,000 fee was treated as a cost of doing the private placement and accordingly offset the proceeds. It was also agreed that the investment banker would receive placement agent fees for any funds raised in the April 2006 private placement related to investor monies received by us in connection with investments made in the private placement by participants in previous Ortec financing rounds in which the investment banker or its principals acted as placement agent. In this regard we paid the investment banker $25,000, and issued Series H warrants to purchase 10,000 shares of our common stock at $7.50 per share to the investment banker and its designees.

Conversion of Series D preferred stock: In May 2006, the holder of 323.4008 shares of Series D preferred stock converted such shares into 86,240 shares of our common stock.

Bridge Financing: In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and payable from the proceeds of our future financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17, 2006 private placement of our equity securities. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our April 2006 private placement at 1.2 times the note’s principal and accrued interest amount. This amounted to $301,333. For this amount the investor received 301.333 shares of Series E preferred stock and a Series H warrant to purchase 100,444 shares of our common stock at $7.50 per share. We recorded the fair value of the warrants similar to the other Series H warrants as described under “Private Placement and forced conversion” below. Additionally we agreed that since the investor provided us with the funds earlier than was required, upon conversion of such $250,000 loan to our equity securities, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

On April 3, 2006, we received a non-interest bearing short-term loan of $45,000 from another of our executive officers which was repaid from our April 17,2006 private placement plus a $500 transaction fee.

On April 5, 2006, we received a $200,000 short-term loan from a third party due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 3,333 shares of our common stock at an exercise price of $7.50 per share to the lender. The warrant was valued at $7,262 utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.79%, and no expected dividend yield. On April 18, 2006, we repaid this note with interest, or $220,778. Accordingly, we charged the $7,262 warrant value to interest expense.

Private Placement and forced conversion: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds from accredited investors of $6,176,000. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock and five-year warrants to purchase 2,058,667 shares of our common stock at $7.50 per share. We incurred placement fees of $608,200 (inclusive of $50,000 termination fee to former placement agent described above), legal expenses of $36,856, and other expenses of $4,115, or an aggregate cost of the financing of $649,171. In addition to cash fees we issued warrants to our investment banker, Rodman & Renshaw, LLC (R&R), who served as placement agent. R & R received warrants to purchase 153,017 shares at $7.50 per share. Another finder received a warrant to purchase 39,517 shares at $7.50 per share. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $3.00 conversion price. On September 6, 2006, the investors in the April 17, 2006 private placement are obligated to convert their preferred stock by dividing their $1,000 per preferred share purchase price plus dividends at 6% per annum from April 17, 2006, by the lesser of $3.00, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following July 24, 2006 (the effective date of the 1 for 15 reverse split of our common stock). The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We have registered under the Securities Act of 1933, all of the shares of our

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock and upon exercise of such warrants. The registration statement for those shares was declared effective on August 7, 2006.

Under Section 170 of the Delaware General Corporation Law, we were prohibited from paying a dividend in cash to the holders of Series E preferred stock. We notified such investors that we would increase the basis of their preferred stock for any accrued dividends. Such investors were given the right to notify us not to increase their basis but receive our common stock instead. No investors notified us that they elected to receive our common stock. For the period ended June 30, 2006 we have increased the basis of the Series E preferred stock by $79,887, the amount of the dividend due for that period.

Warrant reclassification: Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock whereby the final conversion price of the underlying common stock remained unknown at June 30, 2006, and under the rules promulgated by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF No. 00-19), we were required to reclassify the fair value of all of our existing outstanding warrants from our equity accounts at the date of the Series E Convertible Preferred Stock transaction and record them as a warrant liability. This was because it was unknown at June 30, 2006 whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Convertible Preferred Stock. At April 17, 2006, we recorded a liability for the fair value of all of our outstanding warrants, or $20,829,822, inclusive of an $8,878,822 fair value for our Series H warrants. We recorded a charge of $3,050,666 to our statement of operations for the excess of the fair value of our Series H warrants over the aggregate $5,828,162 consideration received ($5,526,829 net proceeds in private placement and a $301,333 of promissory note converted as described above for the Series E Convertible Preferred Stock) in the April 17, 2006 private placement. At June 30, 2006 we were required under EITF No. 00-19 to mark to market the fair values of the outstanding warrants. As of June 30, 2006 the fair value of our warrants was revised to $15,294,187. The decline in the fair value of the warrants at June 30, 2006 from the initial value recorded on April 17, 2006 for the warrants, resulted in income of $5,535,635. The net amount of $2,484,969 on our statements of operations under the caption “Change in fair value of warrants” represents the net effect of the decline in fair value of the warrants ($5,535,635) offset by the charge for the excess value of the Series H warrants over the consideration received in the April 17, 2006 private placement ($3,050,666). A Black Scholes model using the remaining expected lives of our warrants, a dividend yield of zero, estimated volatility of approximately 86%, and a risk free rate of 4.93% was used to calculate the respective fair values at June 30, 2006. Based on our knowledge of the convertible preferred calculation at August 14, 2006 we expect to be able to reclassify this amount to stockholders equity in the third quarter of 2006 when the conversion price will be known and we will be able to determine that there are enough authorized shares to settle all our outstanding equity securities.

Escrow Claim: On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto.

Deemed Dividend: Our private placement in April 2006 resulted in the repricing of our Series E and Series F warrants because of the anti-dilution provisions of those warrants. Series E warrants to purchase 47,840 shares of common stock at $22.50 per share were repriced to $11.85 per share resulting in a deemed dividend of $27,501. Series E warrants to purchase 254,279 shares of our common stock at $27.00 per share were repriced to $13.65 per share resulting in a deemed dividend of $155,171. Series F warrants to purchase 1,162,926 shares of our common stock at $7.50 per share were repriced to $6.75 per share resulting in a deemed dividend of $75,440. We calculated aggregate deemed dividends of $285,112 utilizing a Black Scholes model that compared the exercise price of the new warrants to the old warrant with the following assumptions for the Series E and F warrant: expected life of 5 (Series E) and 7 (Series F) years, volatility factor of 86%, risk free rate of 4.93% (Series E) and 4.96% (Series F), and no expected dividend yield.

Forbearance Expiration: On July 1, 2006, our December 13, 2004 agreement with Paul Royalty Fund, L.P. (PRF), whereby PRF agreed not to compel us to repurchase their interest in our revenues expired. As part of an overall restructuring of the debt, we are currently having discussions with PRF to extend the forbearance agreement but have not as yet reached an agreement. Although PRF has had the right for a long period of time to compel us to repurchase its interest in our revenues to date it has not exercised that right. Should PRF compel us to repurchase its interest in our revenues we would more likely not be able to satisfy the debt and PRF’s ability to recover the obligation we would owe it would likely be dependent on our ability to continue as a going concern to obtain our products approval.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. For such acquisition we issued a total of 2,057,334 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is $10,104,185. Based on a preliminary purchase price allocation, the purchase price of $10,104,185, together with legal and other charges of $97,210, and negative goodwill of $86,820, or $10,288,215, was recorded as purchased in-process research and development, and accordingly, expensed immediately. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. In September 2006, we expect to complete the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. During the third quarter, we expect to move forward with integrating the clinical data from the current confirmatory trial with the efficacy data from the 12-week pivotal trial previously submitted to the FDA as part of our PMA. We expect to submit a supplemental PMA to the FDA in the fourth quarter of this year. In addition, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006, Cambrex assisted us financially by once again agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006.

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), the most severe type of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in need for replacement skin.

The FDA has advised us that it could approve, without the need for additional data, an HDE supplement allowing for the use of cryopreserved ORCEL in those RDEB patients undergoing hand reconstruction as well as to cover donor sites created during the surgery (the area where skin was removed from another part of the patient’s body). In February 2001, the FDA previously granted us an HDE for this indication to market the non frozen version of ORCEL.

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

In the past twelve months, in anticipation of commercial sales of ORCEL, our operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Cambrex. During this time we enhanced and validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Cambrex. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. To increase scale and reduce the cost of producing ORCEL, we developed a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing a prelaminated sponge and finding alternative sources of supply of bovine hide collagen and various grades of sponges that could provide new business opportunities. We validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Other manufacturing cost reduction projects may be delayed, or may be accomplished in collaboration with Cambrex. Preliminary discussions with Cambrex have taken place with respect to the transfer of our cell expansion processes as well as co-development of other cost reduction and increased production projects. The costs associated with these projects will be negotiated with Cambrex.

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

We recently formed a Stem Cell and Regenerative Medicine Scientific Advisory Board and appointed noted stem cell expert Daniel Marshak Ph.D. as its Chairman. Currently, we have identified candidates we may wish to add to our advisory board and have initiated discussions with some of those candidates. We plan to announce new appointments to the board during the next few months.

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

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies and services, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue equity in satisfaction of certain obligations.

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

Acquisition of Hapto Biotech

We closed our acquisition of Hapto Biotech (Hapto) on April 14, 2006. Hapto was a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides (Haptides™), which have demonstrated the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. Hapto’s research indicates that FMB’s have the ability to efficiently recover adult stem cells from mixed cell populations, as well as allow for their growth, proliferation and potential reimplantation into the patient. Hapto’s research also indicates that Haptides™ have the ability to enhance cell attraction and attachment, as well as effect cellular internalization of macromolecules and nanoparticles, allowing for the potential development of products for the stem cell, tissue regeneration and tissue augmentation, gene therapy and drug delivery markets.

We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 2,057,333 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is approximately $10,100,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately.The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services.

Haptides™

Since acquiring the Haptides™ cell attachment technology, we have concentrated on implementing a pro-active product development and outlicensing commercialization strategy. This technology, which is a fibrin-based natural human peptide sequence with superior cell attraction properties, is simple and inexpensive to manufacture; offers a good safety profile in that it is non-immunogenic, non-inflammatory and non-toxic; and has demonstrated preclinical validation of its ability to enhance cell attachment. Our initial application of the Haptides™ technology is to the active biomaterial collagen. Our findings have shown that Haptides™ modified collagen improved cell attachment and growth In Vitro by 40-50%, and In Vivo implantation studies continued to show promising results as well. These findings provide the basis for our belief that Haptides™ modified collagen can be developed as an enhanced injectable dermal filler for the very significant and growing cosmetic tissue augmentation market.

We believe that a micronized Haptide-enhanced acellular injectable dermal filler can have major competitive advantages over leading products available today, by providing the same immediate enhanced cosmetic effect as current products, but with the added advantage of providing the ability for those improved results to last significantly longer. According to the American Society for Aesthetic Plastic Surgeons and Medical Insight, Inc., the global dermal filler market is growing at 25% per year. Valued at $442 million in 2005, this market is projected to grow to $1.5 billion by 2011. (© 2006 Medical Insight, Inc.: Medical Insights Executive Summary: Global Market for Dermal Fillers 2005 –2011)

In addition, we are focused on achieving several other key objectives in 2006 with our Haptides™ technology, including evaluating other product opportunities for Haptized collagen in the areas of chronic wound healing, periodontal regeneration and as a matrix for Mesenchymal type adult stem cell differentiation and delivery. Further, we plan to evaluate the application of the Haptides™ technology to implantable materials, including dental and orthopedic implants.

Earlier this month, we were notified by the U.S. patent office that the claims of our patent application, “Novel Haptotactic Peptides” related to our Haptides™ technology platform, have been allowed. The patent incorporating these claims is expected to be issued by the end of 2006. We are currently evaluating the opportunity for additional patent claims and filings around the Haptides™ technology.

We have initiated preliminary discussions with companies focused on the orthopedic, dental, and cosmetic markets, which have expressed interest in potentially partnering with Ortec to structure co-development and licensing agreements for our Haptides™ technology platform.

Fibrin Microbeads

Also acquired with our acquisition of Hapto, Fibrin Microbeads (Fibrin MB) are cross linked, heat-treated Fibrin beads that can be used to isolate matrix-dependent cells, including Mesenchymal-type Adult Stem Cells. We believe Fibrin MB represent valuable and unique intellectual property, with five U.S. patents issued and a notice of allowance recently received for a European patent, and is a technology which has significant advantages over comparable technology positioning it to be the product of choice in adult stem cell based therapeutics.

The Fibrin MB stem cell technology, we believe, is a flexible, comprehensive, one solution approach for adult stem cell therapy. Fibrin MB have the unique potential to provide the clinician the ability to isolate stem cells from multiple sources including blood, which is the least invasive tissue source that previously was not considered to be a viable source of a sufficient quantity of stem cells for therapeutic application. Additionally, Fibrin MB have the flexibility to deliver the isolated stem cells therapeutically as an initial cell product or as an expanded or differentiated stem cell product. Fibrin MB may also ultimately be used to reimplant the stem cells to the patient. All the current autologous adult stem cell methods we are aware of do not have the ability to provide this comprehensive solution to adult stem cell therapy.

In preclinical tests, Fibrin MB has successfully demonstrated the ability to isolate stem cells, yielding four to eight times the current standard from rat and mouse bone marrow, and a good yield from GCSF-mobilized human blood. The technology has also proven effective with adipose tissue derived stem cells. Moreover, it has shown the ability to allow those stem cells to expand five to ten-fold after five to seven days’ in culture. In terms of differentiation, Fibrin MB has demonstrated the differentiation of human cells to bone, cartilage and fat and has shown a commitment to differentiation by five to seven days, with full differentiation by 14 days.

Our milestone driven development plan for this novel stem cell product currently provides for the ability to initiate an FDA clinical trial in bone regeneration within approximately 18 months. A preclinical trial evaluating Fibrin MB for bone regeneration has recently been initiated.

We also have initiated discussions with potential strategic partners to explore collaborations and licensing arrangements for our Fibrin MB technology platform.

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $33,676,000, the amount PRF could compel us to pay to repurchase their revenue interest at June 30, 2006. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of June 30, 2006 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount to provide PRF with a 30% internal rate of return on its $10,000,000 investment. As part of an overall restructuring of the debt, we are currently having discussions with PRF to extend the forbearance agreement but have not as yet reached an agreement. Although PRF has had the right for a long period of time to compel us to repurchase its interest in our revenues to date it has not exercised that right. Should PRF compel us to repurchase its interest in our revenues we would more likely not be able to satisfy the debt and PRF’s ability to recover the obligation we would owe to it would likely be dependent on our ability to continue as a going concern to obtain our products approval. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we may have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 10 of the consolidated financial statements of our Form 10-KSB for the year ended December 31, 2005, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that we would need to achieve a North American sales level of approximately $1,321,000,000 during the approximate remaining five sales years under the revenue interest assignment agreement to offset the principal balance of the $33,676,000 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

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

On March 17, 2006, we settled a vendor liability of approximately $102,000 for $35,000 cash payable in seven equal monthly installments and a three-year warrant to purchase 19,000 shares of our common stock at an exercise price of $3.75 per share. The warrant has piggyback registration rights for the underlying shares of common stock.

In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and payable from the proceeds of our future financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17, 2006 private placement of our equity securities. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our recent private placement, at 1.2 times the note’s principal and accrued interest amount. Additionally we agreed that upon conversion of such $250,000 loan to our equity securities, since the investor provided us with the funds earlier than was required, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

On April 3, 2006 we received another short-term loan of $45,000 from another of our executive officers. This loan was also repaid from the proceeds of our recent private placement. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 short-term loan with its then outstanding loan balance of $301,333 into 301.333 shares of our Series E Preferred Stock, and issued a warrant to purchase 100,444 shares of our common stock at an exercise price of $7.50 per share. On April 5, 2006 we received a $200,000 short-term loan due April 30, 2006 which was repaid out of the proceeds of our April 17, 2006 private placement at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 3,333 shares of our common stock at an exercise price of $7.50 per share to the lender.

On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock and five-year warrants to purchase 2,058,677 shares our common stock at $7.50 per share. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $3.00 conversion price. On September 6, 2006, the investors are obligated to convert their preferred stock by dividing their $1,000 per preferred share purchase price plus dividends at 6% per annum from April 17, 2006 by the lesser of $3.00, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following July 24, 2006 (the effective date of the 1 for 15 reverse split of our common stock). The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We have registered under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock, and upon exercise of such warrants. We had to pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006. Both dates were met and our registration statement was declared effective August 7, 2006.

Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock whereby the final conversion price of the underlying common stock remained unknown at June 30, 2006, and under the rules promulgated by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we were required to reclassify the fair value of all of our existing outstanding warrants from our equity accounts at the date of the Series E Convertible Preferred Stock transaction and record a warrant liability of $15,294,187. This was because it was unknown at June 30, 2006 whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Convertible Preferred Stock. Based on our knowledge of the convertible preferred calculation at August 14, 2006 we expect to be able to reclassify this amount to stockholders equity in the third quarter of 2006 when the conversion price will be known and we will be able to determine that there are enough authorized shares to settle all our outstanding equity securities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006.

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

	Six months ended June 30,

	2006	2005

Net loss applicable to common shareholders	$(17,890,084)	$(23,438,062)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	—	10,328,199
Loss on settlement with warrants – other	—	13,457
Preferred dividends accrued	—	(17,891)
Gain on sale of property and equipment	—	—
Preferred stock deemed dividends	—	4,405,627
Amortization of deferred compensation	20,484	136,720
Non-cash imputed interest	4,107,000	3,167,890
Purchased in-process research and development	10,288,215	—
Non-cash production suite charges	1,187,339	—
Non-cash interest	63,113	29,178
Depreciation and amortization	106,562	174,616
Share-based compensation	20,292	—
Gain on vendor settlement	(11,710)	—
Change in fair value of warrants	(2,484,969)	—

EBITDA	$(4,593,758)	$(4,200,266)

Item 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiaries, required to be included in our periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the second quarter of 2006.

PART II

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to our unregistered sales of our equity securities during the quarter ended June 30 2006, which we reported on Forms 8-K, in that three-month period we have also sold and/or issued our equity securities which were not registered under the Securities Act of 1933, as amended (the “Act”), in the transactions described below. No underwriters were involved in any of these transactions.

On April 30, May 31, and June 30, 2006, we issued an aggregate of 147,347 shares of our common stock to Cambrex Bio Science of Walkersville, Inc. in payment of suite fees. The issuance of the shares was exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since Cambrex is an accredited investor and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On April 5, 2006, we issued a three-year warrant to purchase 3,333 shares of our common stock at $7.50 per share in connection with a debt financing. The issuance of the warrant was exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since the lender was an accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On April 6th, and May 16th, 2006, as a result of the exercise of our Series E warrants, we issued 2,568 and 126,063 shares of our common stock, respectively. The issuances of such shares were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder, since all the purchasers were accredited investors, and pursuant to Section 4 (2) of the Act as transactions by an issuer not involving a public offering.

On April 17, 2006 we issued 113,147 shares of our common stock and warrants to purchase 56,573 shares of our common stock at $7.50 per share to our former placement agent and certain of its designees in connection with amounts owed for 2005 financial advisory and placement fees. The issuance of the shares and warrants were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since the recipients were all accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On April 17, 2006 we issued warrants to our lead placement agent and a finder in our April 2006 private placement in which we received gross proceeds of $6,176,000, to purchase 153,017 and 39,517 shares of our common stock at $6.00 per share, respectively. The issuance of these warrants was exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since the recipients were both accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On April 17, 2006 we issued warrants to our former placement agent and certain of its designees in connection with investments in the April 2006 private placement by investors introduced by the former placement agent in earlier financing rounds, to purchase 10,000 shares of our common stock at $7.50 per share. The issuance of the warrants were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since the recipients were all accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On May 3, 2006, we granted an employee stock option to purchase 67 shares of our common stock at $4.50 per share under our Employee Stock Option Plan. The grant of such option was exempt from the registration requirements of the Act because such grant did not constitute a sale of securities and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 5, 2006 at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting our shareholders voted on three matters and all of such matters were approved.

The first matter was the election of the members of our Board of Directors. All eight of management’s nominees were elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Director	FOR	WITHHELD

Steven Katz	5,480,784	44,162
Ron Lipstein	5,336,088	192,858
Mark Eisenberg	5,486,398	42,548
Steven Lillien	5,489,465	39,481
Allen I. Schiff	5,489,465	39,481
Gregory Brown	5,485,272	43,674
Raphael Hofstein	5,489,418	39,529
Andreas Vogler	5,489,418	39,529

There was no other director whose term of office as a director continued after the meeting.

The second matter upon which our shareholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP as independent registered public accountants for Ortec for 2006. The tabulation of the votes (both in person and by proxy) was as follows:

FOR	AGAINST	ABSTAIN

5,520,889	727	7,331

The third matter upon which our stockholders voted was on the proposal to grant discretionary authority to the Board of Directors to amend our certificate of incorporation, as amended and restated, to effect a reverse stock split of our common stock at a ratio within the range from one-for five to one-for fifteen, at any time prior to September 30, 2006. The tabulation of the votes (both in person and by proxy) was as follows:

FOR	AGAINST	ABSTAIN

4,876,606	96,168	26,324

There were 529,849 broker held non-voted shares represented at the meeting with respect to this matter.

Item 5.	OTHER INFORMATION

Dr. Gregory Brown resigned from our Board of Directors on June 20, 2006. Dr. Brown did not provide us with any reason for his resignation.

On July 24, 2006, we effected a reverse stock split of our outstanding common stock, whereby every stockholder received one new share of common stock for every fifteen shares previously owned. All share and per share data in this report have been adjusted to give effect to the reverse stock split. The par value of the common stock remained unchanged at $.001 per share. The exercise prices of all our warrants and options outstanding were adjusted as a result of this reverse split. The conversion rates of the preferred stock outstanding were also adjusted because of this reverse split.

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

Registrant:

ORTEC INTERNATIONAL, INC.
Date: August 14, 2006	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

Date: August 14, 2006	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer