Form 10QSB/A
period 2006-06-30
ORTEC INTERNATIONAL INC
filed 2006-09-29
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 8,893,348 (as of September 29, 2006)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to Ortec International, Inc’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006 (the “Original Filing”), is being filed to correct a clerical error that led to the misstatement of the warrant liability included in current liabilities and the change in fair value of warrants amount included in our condensed consolidated statement of operations.

The accompanying Condensed consolidated Balance Sheet now reflects our warrant liability at June 30, 2006 as $12,696,187, previously reported as $15,294,187, and change in fair value of warrants as ($5,082,969), previously reported as ($2,484,969). The net effect of this change on these financial statements at June 30, 2006 was additional income of $2,598,000 and a reduction of our Deficit accumulated in the development stage of the same amount. Additional details regarding this change is reflected in Note 2 to the accompanying condensed consolidated financial statements. Also, see Part 1, Item 3 for the affect on the Company’s evaluation of disclosure and control procedures.

Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-QSB/A has not been updated to reflect events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Accordingly, except as otherwise expressly stated, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In addition, pursuant to the rules of the SEC, Item 7 of Part III of the Original Filing has been amended to include currently dated certifications from our Chief Executive Officer and our Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and our Chief Financial Officer, are attached to this Form 10-QSB/A as exhibits 31.1 and 32.1, respectively.

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED JUNE 30, 2006

ITEMS IN FORM 10-QSB/A

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,422
Prepaid and other current assets	242,146

Total current assets	1,859,568
Property and equipment, net	205,254
Patent application costs, net	517,500
Deposits and other assets	258,810

Total assets	$2,841,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,812,817
Insurance premium financing payable	99,139
Current maturities of loan payable	42,475
Capital lease obligation - current	11,776
Warrant liability	12,696,187
Obligation under revenue interest assignment	33,676,000

Total current liabilities	49,338,394
Promissory notes – noncurrent	28,633
Capital lease obligation - noncurrent	4,676

Total liabilities	49,371,703

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 294,693 shares issued and outstanding	1,119,834

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 10,000 shares;
5,948.6148 shares issued and outstanding; liquidation preference $59,486,148	15,090,903
Series E, stated value $1,000 per share; authorized 8,000 shares;
6,477.333 shares issued and outstanding; liquidation preference $6,477,333	79,893
Common stock, $.001 par value; authorized 200,000,000 shares;
6,071,403 issued and 6,071,270 outstanding (including 294,693 shares subject to registration rights classified as temporary equity)	5,776
Additional paid-in capital	109,496,434
Deficit accumulated during the development stage	(171,703,805)
Treasury stock, 133 shares at cost	(177,645)
Deferred compensation	(441,961)

Total shareholders’ deficit	(47,650,405)

Total liabilities and shareholders’ deficit	$2,841,132

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From March 12, 1991 (inception) to June 30, 2006

	2006	2005	2006	2005

Product revenue	$—	$—	$—	$—	$265,665

Expenses
Product and laboratory costs	1,181,351	718,190	2,506,860	1,940,234	33,294,008
Personnel	1,085,850	1,019,686	2,010,669	2,157,714	43,092,224
General and administrative	296,125	563,229	688,104	1,081,523	21,592,561
Rent	182,580	117,422	365,160	234,844	4,811,467
Consulting	—	—	—	—	5,702,651
Interest and other expense	2,227,826	1,704,057	4,209,696	3,254,221	31,308,305
Interest and other income	(18,787)	25,461	(31,650)	53,591	(2,585,868)
Purchased in-process research and development costs	10,288,215	—	10,288,215	—	10,288,215
Change in fair value of warrants	(5,082,969)	—	(5,082,969)	—	(5,082,969)
Loss on settlement of promissory notes	—	—	—	10,328,199	13,081,453
Lease termination costs	—	—	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	—	—	1,004,027

	10,160,191	4,148,045	14,954,085	19,050,326	157,625,240

Net loss	(10,160,191)	(4,148,045)	(14,954,085)	(19,050,326)	(157,359,575)

Preferred stock dividends	79,887	—	79,887	(17,891)	3,091,461
Preferred stock and warrants deemed dividends and discounts	258,112	2,279,653	258,112	4,405,627	11,252,769

Net loss applicable to common shareholders	$(10,498,190)	$(6,427,698)	$(15,292,084)	$(23,438,062)	$(171,703,805)

Net loss per share

Basic and diluted	$(1.61)	$(3.16)	$(2.82)	$(12.69)

Weighted average shares outstanding

Basic and diluted	6,510,623	2,034,514	5,422,094	1,846,648

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2005 (brought forward)	3,406,997	3,407	—	—	15,911,331	—
Exercise of Series E warrants	139,207	139	—	—	—	—
Warrant issued for vendor settlement	—	—	—	—	—	—
Warrant issued with promissory notes	—	—	—	—	—	—
Common stock and warrants issued for Production suite charges	294,693	—	—	—	—	—
Placement agent fees	113,147	113	—	—	—	—
Hapto acquisition	2,057,333	2,057	—	—	—	—
Common stock returned for Hapto escrow claim	(26,214)	(26)	—	—	—	—
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—
April 2006 private placement Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—
Modifications of Series E and F warrant prices	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	79,887
Share-based compensation	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at June 30, 2006	6,071,403	$5,776	—	—	$15,090,903	$79,893

		Deficit accumulated during the development stage
	Additional paid-in Capital				Total shareholders’ equity (deficit)
			Treasury stock	Deferred compensation

Balance at December 31, 2005 (brought forward)	109,823,583	(156,411,721)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	58	—	—	—	197
Warrant issued for vendor settlement	54,982	—	—	—	54,982
Warrant issued with promissory notes	7,262	—	—	—	7,262
Common stock and warrants issued for Production suite charges	67,505	—	—	—	67,505
Placement agent fees	424,187	—	—	—	424,300
Hapto acquisition	10,102,128	—	—	—	10,104,185
Common stock returned for Hapto escrow claim	(126,588)	—	—	—	(126,614)
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	820,342	—	—	—	—
April 2006 private placement Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—
Fair value of warrants reclassified as liabilities	(11,951,000)	—	—	—	(11,951,000)
Modifications of Series E and F warrant prices	258,112	(258,112)	—	—	—
Dividends on Series E preferred stock	—	(79,887)	—	—	—
Share-based compensation	20,292	—	—	—	20,292
Share issuance expenses	(4,429)	—	—	—	(4,429)
Amortization of deferred compensation	—	—	—	20,484	20,484
Net loss	—	(14,954,085)	—	—	(14,954,085)

Balance at June 30, 2006	$109, 496,434	$(171,703,805)	$(177,645)	$(441,961)	$(47,650,405)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to June 30, 2006
	Six months ended June 30,

	2006	2005

Cash flows from operating activities
Net loss	$(14,954,085)	$(19,050,326)	$(157,359,575)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,562	174,616	5,673,409
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	20,484	136,720	309,623
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	63,113	29,178	2,046,336
Non-cash imputed interest	4,107,000	3,167,890	27,029,150
Non-cash production suite charges	1,187,339	—	1,422,839
Share-based compensation	20,292	—	20,292
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Purchased in-process research and development	10,288,215	—	10,288,215
Change in fair value of warrants	(5,082,969)	—	(5,082,969)
Other	—	13,457	20,646
Changes in operating assets and liabilities
Prepaid and other current assets	(71,459)	(147,893)	(132,549)
Accounts payable and accrued liabilities	(239,256)	(1,051,610)	4,808,106

Net cash used in operating activities	(4,566,474)	(6,399,769)	(92,928,260)

Cash flows from investing activities
Purchases of property and equipment	(31,195)	(39,056)	(4,645,072)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(17,669)	(18,949)	(1,087,542)
Organization costs	—	—	(10,238)
Deposits	(98,562)	—	(888,835)
Cash paid for Hapto acquisition, net of $37,074 cash received	(186,750)	—	(186,750)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(334,176)	(58,005)	(6,744,965)

Cash flows from financing activities
Proceeds from issuance of notes payable	690,000	3,026,700	14,338,126
Proceeds from issuance of common stock	—	4,978,567	61,701,458
Proceeds from exercise of warrants	197	—	1,362,822
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	(4,429)	—	(5,388,676)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock	5,526,829	—	15,486,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(8,444)	(45,175)	(593,238)
Repayment of loan payable	(20,609)	(99,674)	(1,259,770)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(121,361)	(96,311)	(621,361)
Repayment of promissory notes	(440,000)	(141,201)	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	5,842,683	7,842,906	101,290,647

Net Increase in Cash And Cash Equivalents	942,033	1,385,132	1,617,422
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$1,617,422	$1,612,502	$1,617,422

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

NOTE 2 RESTATEMENTOF FINANCIAL STATEMENTS

In relation to the preferred stock transaction completed on April 17, 2006 that caused the Company’s outstanding warrants to be classified as a liability (see Warrant Reclassification in Note 7), the Company recently identified a clerical error that was made when transferring the computed fair value of all the warrants to a computerized spreadsheet. This error caused the warrant liability at June 30, 2006 to be overstated and the change in value of warrants account in the consolidated statement of operations to be understated. The restatement of the June 30, 2006 financial statements corrects these errors.

A summary of significant effects of the restatement is as follows:

	Three Months Ended June 30, 2006 (As Previously Reported)	Amount of Change	Three Months June 30, 2006 Ended (As Restated)
Statement of Operations
Change in value of warrants (income)	$(2,484,969)	$(2,598,000)	$(5,082,969)
Net loss	(12,758,191)	2,598,000	(10,160,191)
Net loss applicable to common shareholders	(13,096,190)	2,598,000	(10,498,190)
Net loss per share - basic and diluted	$(2.01)	$.40	$(1.61)

	June 30, 2006 (As Previously Reported)	Amount of Change	June 30, 2006 (As Restated)
Balance Sheet
Warrant liability	$15,294,187	$(2,598,000)	$12,696,187
Total current liabilities	51,936,394	(2,598,000)	49,338,394
Total liabilities	51,969,703	(2,598,000)	49,371,703
Deficit accumulated during the development stage	(174,301,805)	2,598,000	(171,703,805)
Total Shareholders’ Deficit	$(50,248,405)	$2,598,000	$(47,650,405)

	Six Months Ended June 30, 2006 (As Previously Reported)	Amount of Change	Six Months June 30, 2006 Ended (As Restated)
Statement of Operations
Change in value of warrants (income)	$(2,484,969)	$(2,598,000)	$(5,082,969)
Net loss	(17,552,085)	2,598,000	(14,954,085)
Net loss applicable to common shareholders	(17,890,084)	2,598,000	(15,292,084)
Net loss per share - basic and diluted	$(3.30)	$.48	$(2.82)

NOTE 3 - FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $15.3 million during the six months ended June 30, 2006, and, as of that date, our current liabilities exceeded our current assets by $47.5 million, our total liabilities exceeded our total assets by $46.5 million and we have a deficit accumulated in the development stage of $171.7 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 6 - WARRANTS

The following represents warrant activity during the six months ended June 30, 2006:

Balance at December 31, 2005	2,796,609
Granted	2,980,891
Exercised	(139,734)
Expired or cancelled	(937)

Balance at June 30, 2006	5,636,829

NOTE 7– ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2006:

Accounts payable	$1,613,634
Accrued professional fees	141,500
Due to officers	598,427
Accrued expenses	282,695
Accrued compensation	126,561
Deferred income	50,000

$2,812,817

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8– FINANCING TRANSACTIONS

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

Warrant reclassification: Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock whereby the final conversion price of the underlying common stock remained unknown at June 30, 2006, and under the rules promulgated by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF No. 00-19), we were required to reclassify the fair value of all of our existing outstanding warrants from our equity accounts at the date of the Series E Convertible Preferred Stock transaction and record them as a warrant liability. This was because it was unknown at June 30, 2006 whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Convertible Preferred Stock. At April 17, 2006, we recorded a liability for the fair value of all of our outstanding warrants, or $20,829,822, inclusive of an $8,878,822 fair value for our Series H warrants. We recorded a charge of $3,050,666 to our statement of operations for the excess of the fair value of our Series H warrants over the aggregate $5,828,162 consideration received ($5,526,829 net proceeds in private placement and a $301,333 of promissory note converted as described above for the Series E Convertible Preferred Stock) in the April 17, 2006 private placement. At June 30, 2006 we were required under EITF No. 00-19 to mark to market the fair values of the outstanding warrants. As of June 30, 2006 the fair value of our warrants was revised to $12,696,187. The decline in the fair value of the warrants at June 30, 2006 from the initial value recorded on April 17, 2006 for the warrants, resulted in income of $8,133,635. The net amount of $5,082,969 on our statements of operations under the caption “Change in fair value of warrants” represents the net effect of the decline in fair value of the warrants ($8,133,635) offset by the charge for the excess value of the Series H warrants over the consideration received in the April 17, 2006 private placement ($3,050,666). A Black Scholes model using the remaining expected lives of our warrants, a dividend yield of zero, estimated volatility of approximately 86%, and a risk free rate of 4.93% was used to calculate the respective fair values at June 30, 2006. Based on our knowledge of the convertible preferred calculation at August 14, 2006 we expect to be able to reclassify this amount to stockholders equity in the third quarter of 2006 when the conversion price will be known and we will be able to determine that there are enough authorized shares to settle all our outstanding equity securities.

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
(Unaudited)

NOTE 9 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

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

NOTE 10 – COMMITMENTS & CONTINGENCIES

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

Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock whereby the final conversion price of the underlying common stock remained unknown at June 30, 2006, and under the rules promulgated by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we were required to reclassify the fair value of all of our existing outstanding warrants from our equity accounts at the date of the Series E Convertible Preferred Stock transaction and record a warrant liability of $12,696,187. This was because it was unknown at June 30, 2006 whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Convertible Preferred Stock. Based on our knowledge of the convertible preferred calculation at August 14, 2006 we expect to be able to reclassify this amount to stockholders equity in the third quarter of 2006 when the conversion price will be known and we will be able to determine that there are enough authorized shares to settle all our outstanding equity securities.

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

	Six months ended June 30,

	2006	2005

Net loss applicable to common shareholders	$(15,292,084)	$(23,438,062)
Adjustments to reconcile net loss to common stockholders to EBITDA:
Loss on promissory note settlement paid with common stock and warrants	—	10,328,199
Loss on settlement with warrants – other	—	13,457
Preferred dividends accrued	—	(17,891)
Gain on sale of property and equipment	—	—
Preferred stock deemed dividends	—	4,405,627
Amortization of deferred compensation	20,484	136,720
Non-cash imputed interest	4,107,000	3,167,890
Purchased in-process research and development	10,288,215	—
Non-cash production suite charges	1,187,339	—
Non-cash interest	63,113	29,178
Depreciation and amortization	106,562	174,616
Share-based compensation	20,292	—
Gain on vendor settlement	(11,710)	—
Change in fair value of warrants	(5,082,969)	—

EBITDA	$(4,593,758)	$(4,200,266)

Item 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us and our consolidated subsidiaries, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weakness which has caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level: In relation to the preferred stock transaction completed on April 17, 2006 that caused the Company’s outstanding warrants to be classified as a liability, the Company’s financial reporting close review controls did not identify a material clerical error that was made when transferring the computed fair value of all the warrants to a computerized spreadsheet.

Remediation of Material Weaknesses

Management has corrected the financial statements and disclosures and discussed this matter with the audit committee. To remediate the material weakness in our disclosure controls and procedures identified above, we will add an additional computational check control to our future spreadsheet calculations.

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

Registrant:

ORTEC INTERNATIONAL, INC.
Date: September 29, 2006	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

Date: September 29, 2006	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer