Form 10QSB
period 2006-09-30
ORTEC INTERNATIONAL INC
filed 2006-11-13
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 8,893,871 (as of November 10, 2006)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED SEPTEMBER 30, 2006

ITEMS IN FORM 10-QSB

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$76,635
Prepaid and other current assets	165,328

Total current assets	241,963
Property and equipment, net	179,865
Patent application costs, net	503,244
Deposits and other assets	257,526

Total assets	$1,182,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,716,564
Insurance premium financing payable	40,002
Current maturities of loan payable	42,901
Capital lease obligation – current	9,552
Obligation under revenue interest assignment	35,978,000

Total current liabilities	39,787,019
Promissory notes – noncurrent	17,746
Capital lease obligation – noncurrent	3,423

Total liabilities	39,808,188

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 294,693 shares issued and outstanding	1,119,834

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D-1, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903
Common stock, $.001 par value; authorized 200,000,000 shares; 8,894,004 issued and 8,893,871 outstanding (including 294,693 shares subject to registration rights classified as temporary equity)	8,599
Additional paid-in capital	115,356,468
Deficit accumulated during the development stage	(169,777,852)
Treasury stock, 133 shares at cost	(177,645)
Deferred compensation	(245,897)

Total shareholders’ deficit	(39,745,424)

Total liabilities and shareholders’ deficit	$1,182,598

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative From March 12, 1991 (inception) to
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2006	2005	2006	2005	Sept. 30, 2006

Product revenue	$—	$—	$—	$—	$265,665

Expenses
Product and laboratory costs	1,070,449	847,279	3,577,309	2,787,513	34,364,457
Personnel	795,562	852,254	2,806,231	3,009,968	43,887,786
General and administrative	552,305	412,795	1,240,409	1,494,318	22,144,866
Rent	182,580	119,692	547,740	354,536	4,994,047
Consulting	—	—	—	—	5,702,651
Interest and other expense	2,301,350	1,981,250	6,511,046	5,235,471	33,609,655
Interest and other income	(6,833)	31,641	(38,483)	85,232	(2,592,701)
Purchased in-process research and development costs	47,222	—	10,335,437	—	10,335,437
Change in value of warrants	(6,959,596)	—	(12,042,565)	—	(12,042,565)
Loss on settlement of promissory notes	—	—	—	10,328,199	13,081,453
Lease termination costs	—	—	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	—	—	1,004,027

	(2,016,961)	4,244,911	12,937,124	23,295,237	155,608,279

Net income (loss)	2,016,961	(4,244,911)	(12,937,124)	(23,295,237)	(155,342,614)

Preferred stock dividends	71,148	—	151,035	(17,891)	3,162,609
Preferred stock and warrants deemed dividends and discounts	19,860	—	277,972	4,405,627	11,272,629

Net income (loss) applicable to common shareholders	$1,925,953	$(4,244,911)	$(13,366,131)	$(27,682,973)	$(169,777,852)

Net income (loss) per share

Basic and diluted	$0.25	$(1.65)	$(2.16)	$(13.24)

Weighted average shares outstanding

Basic and diluted	7,684,171	2,569,346	6,181,469	2,090,194

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	—	—	—	—	—	$860	—	—	—	$870
First private placement ($45.00 per share)	1,450	2	—	—	—	—	—	64,998	—	—	—	65,000
The Director ($172.50 and $795.00 per share)	994	1	—	—	—	—	—	249,999	—	—	—	250,000
Second private placement ($1413.75 per share)	354	—	—	—	—	—	—	500,000	—	—	—	500,000
Share issuance expense	—	—	—	—	—	—	—	(21,118)	—	—	—	(21,118)
Net loss	—	—	—	—	—	—	—	—	(281,644)	—	—	(281,644)

Balance at December 31, 1991	13,156	13	—	—	—	—	—	794,739	(281,644)	—	—	513,108
Second private placement ($1,413.75 per share)	176	—	—	—	—	—	—	250,006	—	—	—	250,006
Second private placement ($1,413.75 per share)	152	—	—	—	—	—	—	215,467	—	—	—	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	212	—	—	—	—	—	—	299,998	—	—	—	299,998
Share issuance expense	—	—	—	—	—	—	—	(35,477)	—	—	—	(35,477)
Net loss	—	—	—	—	—	—	—	—	(785,941)	—	—	(785,941)

Balance at December 31, 1992	13,696	13	—	—	—	—	—	1,524,733	(1,067,585)	—	—	457,161
Third private placement ($1,500.00 per share)	731	1	—	—	—	—	—	1,096,499	—	—	—	1,096,500
Third private placement ($1,500.00 per share)	150	—	—	—	—	—	—	225,000	—	—	—	225,000
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	741	1	—	—	—	—	—	999,998	—	—	—	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	142	—	—	—	—	—	—	200,000	—	—	—	200,000
Shares issued in exchange for commission	4	—	—	—	—	—	—	6,000	—	—	—	6,000
Share issuance expenses	—	—	—	—	—	—	—	(230,207)	—	—	—	(230,207)
Net loss	—	—	—	—	—	—	—	—	(1,445,624)	—	—	(1,445,624)

Balance at December 31, 1993	15,464	15	—	—	—	—	—	3,822,023	(2,513,209)	—	—	1,308,829
Fourth private placement ($1,500.00 per share)	263	—	—	—	—	—	—	397,712	—	—	—	397,712
Stock purchase agreement with Home Insurance Company ($1,500.00 per share)	333	1	—	—	—	—	—	499,999	—	—	—	500,000
Share issuance expense	—	—	—	—	—	—	—	(8,697)	—	—	—	(8,697)
Net loss	—	—	—	—	—	—	—	—	(1,675,087)	—	—	(1,675,087)

Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	—	—	522,757
Rent forgiveness	—	—	—	—	—	—	—	40,740	—	—	—	40,740
Net loss	—	—	—	—	—	—	—	—	(1,022,723)	—	—	(1,022,723)

Balance at December 31, 1995	16,060	16	—	—	—	—	—	4,751,777	(5,211,019)	—	—	(459,226)
Initial public offering	8,000	8	—	—	—	—	—	5,999,992	—	—	—	6,000,000
Exercise of warrants	226	—	—	—	—	—	—	33,885	—	—	—	33,885
Fifth private placement ($973.50 per share)	6,394	6	—	—	—	—	—	6,220,791	—	—	—	6,220,797
Share issuance expenses	—	—	—	—	—	—	—	(1,580,690)	—	—	—	(1,580,690)
Stock options issued for services	—	—	—	—	—	—	—	152,000	—	—	—	152,000
Net loss	—	—	—	—	—	—	—	—	(2,649,768)	—	—	(2,649,768)

Balance at December 31, 1996	30,680	30	—	—	—	—	—	15,577,755	(7,860,787)	—	—	7,716,998
Exercise of warrants	7,726	8	—	—	—	—	—	10,822,783	—	—	—	10,822,791
Share issuance expenses	—	—	—	—	—	—	—	(657,508)	—	—	—	(657,508)
Stock options and warrants issued for services	—	—	—	—	—	—	—	660,000	—	—	—	660,000
Net loss	—	—	—	—	—	—	—	—	(4,825,663)	—	—	(4,825,663)

Balance at December 31, 1997 (carried forward)	38,406	38	—	—	—	—	—	26,403,030	(12,686,450)	—	—	13,716,618

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 1997 (brought forward)	38,406	38	—	—	—	—	—	26,403,030	(12,686,450)	—	—	13,716,618
Exercise of warrants	1,477	2	—	—	—	—	—	1,281,955	—	—	—	1,281,957
Stock options and warrants issued for services	—	—	—	—	—	—	—	1,920,111	—	—	—	1,920,111
Sixth private placement	1,333	1	—	—	—	—	—	1,788,697	—	—	—	1,788,698
Sixth private placement – warrants issued	—	—	—	—	—	—	—	211,302	—	—	—	211,302
Share issuance expenses	—	—	—	—	—	—	—	(48,000)	—	—	—	(48,000)
Purchase of 44 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—	(67,272)	—	(67,272)
Net loss	—	—	—	—	—	—	—	—	(8,412,655)	—	—	(8,412,655)

Balance at December 31, 1998	41,216	41	—	—	—	—	—	31,557,095	(21,099,105)	(67,272)	—	10,390,759
Exercise of warrants	94	—	—	—	—	—	—	14,103	—	—	—	14,103
Stock options and warrants issued for services	—	—	—	—	—	—	—	64,715	—	—	—	64,715
Seventh private placement ($1,312.50 per share)	2,594	3	—	—	—	—	—	3,168,782	—	—	—	3,168,785
Seventh private placement – investor warrants	—	—	—	—	—	—	—	236,291	—	—	—	236,291
Seventh private placement – placement agent warrants	—	—	—	—	—	—	—	232,000	—	—	—	232,000
Eighth private placement ($825.00 per share)	10,909	11	—	—	—	—	—	8,999,991	—	—	—	9,000,002
Share issuance expenses	—	—	—	—	—	—	—	(619,908)	—	—	—	(619,908)
Purchase of 61 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—	(75,518)	—	(75,518)
Net loss	—	—	—	—	—	—	—	—	(10,040,509)	—	—	(10,040,509)

Balance at December 31, 1999	54,813	55	—	—	—	—	—	43,653,069	(31,139,614)	(142,790)	—	12,370,720
Exercise of options and warrants	1,170	1	—	—	—	—	—	327,281	—	—	—	327,282
Stock options and warrants issued for services	—	—	—	—	—	—	—	56,265	—	—	—	56,265
Ninth private placement ($2,250.00 per share)	444	—	—	—	—	—	—	1,000,005	—	—	—	1,000,005
Ninth private placement – placement agent warrants	—	—	—	—	—	—	—	23,000	—	—	—	23,000
Tenth private placement ($1,012..50 per share)	8,318	8	—	—	—	—	—	8,421,063	—	—	—	8,421,071
Share issuance expenses	—	—	—	—	—	—	—	(641,500)	—	—	—	(641,500)
Purchase of 29 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—	(34,855)	—	(34,855)
Net loss	—	—	—	—	—	—	—	—	(12,129,663)	—	—	(12,129,663)

Balance at December 31, 2000	64,745	64	—	—	—	—	—	52,839,183	(43,269,277)	(177,645)	—	9,392,325
Stock options issued for services	—	—	—	—	—	—	—	188,080	—	—	—	188,080
Net loss	—	—	—	—	—	—	—	—	(15,885,377)	—	—	(15,885,377)

Balance at December 31, 2001	64,745	64	—	—	—	—	—	53,027,263	(59,154,654)	(177,645)	—	(6,304,972)
Exercise of options and warrants	2,381	2	—	—	—	—	—	355	—	—	—	357
Stock options and warrants issued for services	—	—	—	—	—	—	—	113,060	—	—	—	113,060
Warrants issued with convertible debentures	—	—	—	—	—	—	—	440,523	—	—	—	440,523
Warrants issued with convertible redeemable preferred stock	—	—	—	—	—	—	—	559,289	—	—	—	559,289
Convertible debenture conversion benefit	—	—	—	—	—	—	—	1,042,663	—	—	—	1,042,663
Redeemable convertible preferred stock conversion benefit	—	—	—	—	—	—	—	1,097,886	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—	—	—	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	—	—	—	—	3,486,318	—	—	—	7,338
Shares issuance costs – preferred stock	—	—	(866,612)	—	—	—	—	304,615	—	—	—	(561,997)
Preferred stock dividends	25,021	25	—	—	—	—	—	1,125,909	(1,125,934)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(21,578,021)	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	—	—	—	—	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	—	—	—	—	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	26,583	27	—	—	—	—	—	12,939	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—	—	—	—	—	—	7,690,000
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	—	—	1,716,199	—	—	—	—
Warrants issued for services	—	—	—	—	—	—	—	87,000	—	—	—	87,000
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	—	—	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	—	—	—	—	3,253,409	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—	—	—	—	—	—	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	—	—	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	6,154	6	—	—	—	—	—	923,071	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	—	—	336,550	(336,550)	—	—	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—	—	—	287,000	—	—	—	287,000
Adjustment for one for ten reverse stock split	5	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	—	—	72,442,127	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	10,467	11	—	—	—	—	—	(11)	—	—	—	—
Common stock issued in connection with promissory notes	22,122	22	—	—	—	—	—	746,180	—	—	—	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	—	—	828,540	—	—	—	828,540
Common stock issued in connection with exercise of warrants	2,164	2	—	—	—	—	—	323	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	—	(137,752)	—	—	—	137,745	—	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	—	—	—	—	—	30,098	(30,099)	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	33,132	33	—	—	939,050	—	—	498,936	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	—	—	613,805	(613,805)	—	—	—
Option issued to director for services	—	—	—	—	—	—	—	398,574	—	—	—	398,574
Warrant issued for services	—	—	—	—	—	—	—	94,393	—	—	—	94,393
Warrant issued in connection with lease	—	—	—	—	—	—	—	18,500	—	—	—	18,500
Share issuance expenses	—	—	—	—	—	—	—	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	—	—	—	—	—	—	—	1,123,000	(1,123,000)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	—	—	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	—	—	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500	—	—	(274,518)	—	—	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	—	—	—	—	—	4,775,668	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	—	—	5,733,853	—	—	14,895,029	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange	218,912	219	—	(3,529,289)	3,620,702	—	—	2,014,835	(2,106,467)	—	—	—
Common stock issued for exercise of additional investment right from private placement	10,217	10	—	—	—	—	—	114,937	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—	—	—	86,265	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—	—	—	272,460	(1,616)	—	—	—
Common stock issued to officers	109,667	110	—	—	—	—	—	751,474	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	—	—	—	—	—	3,415	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—	—	—	3,172,643	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624	—	—	3,622,670	—	—	—	6,337,717
Modifications of Series E warrant prices	—	—	—	—	—	—	—	3,490,140	(3,476,683)	—	—	13,457
Warrant issued for services	—	—	—	—	—	—	—	7,189	—	—	—	7,189
Share issuance expenses	—	—	—	—	—	—	—	(14,234)	—	—	—	(14,234)
Net loss	—	—	—	—	—	—	—	—	(30,374,411)	—	—	(30,374,411)

Balance at December 31, 2005 (carried forward)	3,406,997	3,407	—	—	15,911,331	—	—	109,823,583	(156,411,721)	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2005 (brought forward)	3,406,997	3,407	—	—	15,911,331	—	—	109,823,583	(156,411,721)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	—	—	—	—	—	58	—	—	—	197
Warrant issued for vendor settlement	—	—	—	—	—	—	—	54,982	—	—	—	54,982
Warrant issued with promissory notes	—	—	—	—	—	—	—	7,262	—	—	—	7,262
Common stock and warrants issued for
Production suite charges	294,693	—	—	—	—	—	—	67,505	—	—	—	67,505
Placement agent fees	113,147	113	—	—	—	—	—	424,187	—	—	—	424,300
Hapto acquisition	2,031,119	2,031	—	—	—	—	—	9,975,540	—	—	—	9,977,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—	—	820,342	—	—	—	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	—	6	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	—	151,035	—	(151,035)	—	—	—
Conversion of Series E preferred to common stock	2,822,078	2,822	—	—	—	—	(151,041)	148,219	—	—	—	—
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—	—	(11,951,000)	—	—	—	(11,951,000)
Reduction of warrant liability	—	—	—	—	—	—	—	5,736,591	—	—	—	5,736,591
Modifications of Series E and F warrant prices	—	—	—	—	—	—	—	277,972	(277,972)	—	—	—
Transfer of Preferred stock series: D to D-1	—	—	—	—	(15,090,903)	15,090,903	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	28,346	—	—	—	28,346
Share issuance expenses	—	—	—	—	—	—	—	(57,118)	—	—	—	(57,118)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	216,548	216,548
Adjustment for one for fifteen reverse stock split	523	1	—	—	—	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(12,937,124)	—	—	(12,937,124)

Balance at September 30, 2006	8,894,004	$8,599	—	—	—	$15,090,903	—	$115, 356,468	$(169,777,852)	$(177,645)	$(245,897)	$(39,745,424)

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to Sept. 30, 2006
	Nine months ended Sept. 30,

	2006	2005

Cash flows from operating activities
Net loss	$(12,937,124)	$(23,295,237)	$(155,342,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	156,617	236,087	5,723,464
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	216,548	212,930	505,687
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	64,601	165,814	2,047,824
Non-cash imputed interest	6,409,000	4,941,890	29,331,150
Non-cash production suite charges	1,187,339	—	1,422,839
Share-based compensation	28,346	—	28,346
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Purchased in-process research and development	10,335,437	—	10,335,437
Change in fair value of warrants	(12,042,565)	—	(12,042,565)
Other	—	16,697	42,674
Changes in operating assets and liabilities
Prepaid and other current assets	(8,774)	(76,003)	(69,864)
Accounts payable and accrued liabilities	655,966	(547,637)	5,703,328

Net cash used in operating activities	(5,946,319)	(8,017,260)	(94,308,105)

Cash flows from investing activities
Purchases of property and equipment	(32,555)	(45,406)	(4,646,432)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(27,602)	(42,088)	(1,097,475)
Organization costs	—	—	(10,238)
Deposits	(98,562)	—	(888,835)
Cash paid for Hapto acquisition, net of $19,422 cash received	(204,402)	—	(204,402)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(363,121)	(87,494)	(6,773,910)

Cash flows from financing activities
Proceeds from issuance of notes payable	690,000	3,311,700	14,338,126
Proceeds from issuance of common stock	—	4,972,869	61,701,458
Proceeds from exercise of warrants	197	—	1,362,860
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	(57,118)	—	(5,441,365)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock	5,526,829	—	15,486,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(11,921)	(57,004)	(596,715)
Repayment of loan payable	(31,070)	(151,043)	(1,270,231)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(180,498)	(170,078)	(680,498)
Repayment of promissory notes	(440,000)	(147,913)	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	5,716,919	7,978,531	101,164,883

Effect of exchange rate changes on cash and cash equivalents	(6,233)	—	(6,233)

Net Increase in Cash And Cash Equivalents	(598,754)	(126,223)	76,635
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$76,635	$101,147	$76,635

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to Sept. 30, 2006
	Nine months ended Sept. 30,

	2006	2005

Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$7,717	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	778,744	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Dividends on series E preferred stock paid in common shares	151,035	—	151,035
Accretion of discount on preferred stock and warrants	277,972	4,405,627	11,272,629
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Series C preferred stock converted o common stock	—	—	137,645
Series D preferred stock converted to common stock	820,428	—	820,428
Series D preferred stock issued in lieu of common stock	—	9,629,055	12,343,678
Series D preferred stock exchanged for Series D-1 preferred stock	15,090,903	—	15,090,903
Series E preferred stock converted to common stock	151,041	—	151,041
Share issuance expenses for
Series B preferred stock incurred through issuance of warrants	—	—	391,307
Series C preferred stock incurred through issuance of warrants	—	—	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	250,000	9,626,626	13,362,626
Promissory notes interest due repaid with common stock	—	674,587	658,776
Common stock and warrants issued to settle liability	424,300	—	424,300
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$33,751	$40,485	$894,377

Cash paid for income taxes	$—	$—	$203,411

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2006, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and for the period from March 12, 1991 (inception) to September 30, 2006, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005, and for the period from March 12, 1991 (inception) to September 30, 2006, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2006, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, results of operations for the three and nine month periods ended September 30, 2006 and 2005, and from March 12, 1991 (inception) through September 30, 2006, cash flows for the nine month periods ended September 30, 2006 and 2005, and from March 12, 1991 (inception) through September 30, 2006, and statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2006, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and nine month period ended September 30, 2006, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. In August 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. During the fourth quarter, we expect to move forward with integrating the clinical data from the current confirmatory trial with the efficacy data from the 12-week pivotal trial previously submitted to the FDA as part of our PMA. We expect to submit a supplemental PMA to the FDA over the next three months. In addition, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006, Cambrex assisted us financially by agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006. See Note 7.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $13.4 million during the nine months ended September 30, 2006, and, as of that date, our current liabilities exceeded our current assets by $39.6 million, our total liabilities exceeded our total assets by $38.6 million and we have a deficit accumulated in the development stage of $169.8 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the first and second quarter of 2006, we received an aggregate of $690,000 in short-term bridge loans. We received $195,000 from two of our executive officers repayable without interest and a $250,000 convertible note from an outside investor. In early April 2006 we received an additional $45,000 bridge loan from another of our executive officers and a $200,000 bridge note from an outside investor. In mid April 2006, we completed a private placement of our convertible preferred stock and warrants in which we raised gross proceeds of approximately $6.2 million. Out of these proceeds we repaid all of the executive officer loans without interest, repaid the $200,000 bridge note, and converted the $250,000 loan into the preferred stock and warrants we sold in the private placement.

We expect to incur obligations of approximately $800,000 per month primarily for personnel, rent, insurance, fees to Cambrex for a production suite and technology transfer activities, clinical trial charges, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2006.

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

We believe that our cash and cash equivalents on hand at September 30, 2006, $76,635, and additional funds we will need to raise in 2006, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds. See Note 10.

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

NOTE 3 – SHARE BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)). We adopted SFAS 123(R) using the modified prospective method of adoption, and accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Compensation expense was recognized during the nine months ended September 30, 2006, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption in 2006 was an additional expense of $28,346 related to stock options.

The average fair value of stock options granted during the three and nine months ended September 30, 2006 was estimated at $2.01 and $2.19, respectively using the Black-Scholes option-pricing model. This model used the following assumptions:

	Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2006

Dividend yield	0.00%	0.00%
Volatility	86.00%	86.00%
Risk-free rate of return	4.98%	4.41- 5.01%
Expected life	5 years	5 years

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in options outstanding under the plans for the six months ended September 30, 2006 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	544,546	$21.10
Granted	9,867	3.13
Cancelled	(4,989)	137.56

Outstanding September 30, 2006	549,424	$19.72	$—	5.5

Exercisable September 30, 2006	538,473	$19.50	$—	5.4

515,576 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 09/30/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 09/30/06	Weighted- average exercise price

$3.00	–	$14.85	436,050	6.0	$3.79	428,008	$3.73
27.00	–	33.75	56,271	3.5	28.45	53,504	26.95
45.00	–	131.25	52,147	3.2	54.56	52,005	54.40
523.50	–	907.50	3,097	2.0	757.65	3,097	757.65
930.00	–	1,500.00	1,859	1.0	1,282.50	1,859	1,282.50

$3.00	–	$1,500.00	549,424	5.5	$19.72	538,473	$19.50

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

In February 2003, the stockholders ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. As of September 30, 2006 no options were available for grant under the Plan.

In July 2005, the stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of September 30, 2006, 62,819 of these options were available for grant under the 2005 Plan.

On August 24, 2006 the Board of Directors adopted the Ortec International, Inc. 2006 Stock Award and Incentive Plan (the “Plan”). The Plan provides for grants of up to 2,500,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. The awards maybe in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors or, in some cases, by a sub-committee of the compensation committee, and may require a performance component. The members of that sub-committee are both non-employee directors. The Plan will be presented to Stockholders for approval at our next annual meeting.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The exercise price for all stock options awarded is the market price of Ortec’s common stock on the date the option is granted.

Share-based compensation expense is included in personnel expense.

Under the recognition and measurement principles of Accounting Principles Board No 25 (APB 25), we estimated the fair value of stock options granted during the three and nine months ended September 30, 2005, to be $2.72 and $7.68 using the Black-Scholes option-pricing model. The assumptions used in the model for those three and nine month periods respectively were a dividend yield of 0.00%, volatility of 86% and 82%, risk-free rate of return of 3.96 % and 4.01% and expected life of 7 years.

The following table illustrates the effect on net loss applicable to common shareholders and loss per share had we applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2005:

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005

Net loss applicable to common shareholders, as reported	$(4,244,911)	$(27,682,973)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,394)	(64,245)

Pro forma net loss	$(4,255,305)	$(27,747,218)

Basic and diluted loss per share:
As reported	$(1.65)	$(13.24)
Pro forma	$(1.66)	$(13.27)

NOTE 4 - NET LOSS PER SHARE

As of September 30, 2006, an aggregate of 6,176,253 shares issuable on exercise of outstanding warrants and options and an aggregate of 1,586,297 shares of common stock issuable upon the conversion of our Series D-1 preferred stock outstanding, respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and nine months ended September 30, 2006 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations include those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

As of September 30, 2005, an aggregate of 1,033,951 shares issuable on exercise of outstanding warrants and options and an aggregate of 948,638 shares of common stock issuable upon the conversion of Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and nine months ended September 30, 2005 includes warrants to purchase 802,896 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant.

NOTE 5 - WARRANTS

The following represents warrant activity during the nine months ended September 30, 2006:

Balance at December 31, 2005	2,796,609
Granted	2,980,891
Exercised	(139,734)
Expired or cancelled	(10,937)

Balance at September 30, 2006	5,626,829

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2006:

Accounts payable	$2,689,016
Accrued professional fees	92,000
Due to officers	545,789
Accrued expenses	306,190
Accrued compensation	33,569
Deferred income	50,000

$3,716,564

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

Such modification and waiver enabled us to pursue an acquisition and a private placement without incurring those liquidated damages expenses. The registration statement covering such shares was effective August 7, 2006.

Reduction of Liquidation Preference: On January 30 and 31, 2006, the holders of 5,948.6148 outstanding shares of our Series D Convertible Preferred Stock entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The primary difference between the Series D Preferred shares and the Series D-1 Preferred shares was that the liquidation preference of the Series D Preferred shares was $10,000 per share and that of the Series D-1 Preferred shares was $10 per share. On August 24, 2006 the Board of Directors adopted the Certificate of Designations of the Relative Rights and Preferences of our Series D-1 Convertible Preferred Stock. Each Series D-1 Preferred share will be convertible into 266.666 shares of our common stock. Therefore the 5,948.6148 shares are convertible into 1,586,297 shares of our common stock.

Series E warrant conversions: Various investors holding Series E warrants to purchase 13,144 shares of our common stock at $0.015 per share exercised such rights. Additionally on May 15, 2006 investors holding Series E warrants to purchase 126,590 shares of our common stock at $0.015 exercised such right on a cashless basis. Based on a $3.60 closing price they received 126,063 shares of our common stock.

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cambrex Suite Deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Cambrex, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Cambrex agreed to accept 49,116 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 294,693 shares for six months of suite fees during the first half of 2006. The shares were valued at $1,119,834 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Cambrex a three-year warrant exercisable July 1, 2006 to purchase 73,673 shares of our common stock at $11.25 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant was amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Cambrex were subject to registration rights and potential liquidated damages and have been classified on the balance sheet as temporary equity.

Fees due former investment banker: In April 2006, pursuant to an agreement reached in December 2005 to settle certain advisory fees ($250,000) and placement fees ($174,300) due to our former investment banker, we issued 113,147 shares of our common stock at $3.75 per share and Series F warrants to purchase 56,573 shares exercisable at $7.50 per share in lieu of a cash payment of the $424,300. Separately, the former investment banker received a $50,000 fee from our April 2006 placement as a termination fee. This $50,000 fee was treated as a cost of doing the private placement and accordingly offset the proceeds. It was also agreed that the investment banker would receive placement agent fees for any funds raised in the April 2006 private placement from investors who participated in earlier Ortec financings in which such investment banker or its principals acted as placement agent. In this regard we paid the investment banker $25,000, and issued Series H warrants to purchase 10,000 shares of our common stock at $7.50 per share to the investment banker and its designees.

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

On April 3, 2006, we received a non-interest bearing short-term loan of $45,000 from another of our executive officers which was repaid from our April 17, 2006 private placement plus a $500 transaction fee.

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

Private Placement and forced conversion: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds from accredited investors of $6,176,000. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock (Series E) and five-year Series H warrants to purchase 2,058,667 shares of our common stock at $7.50 per share. We incurred placement fees of $608,200 (inclusive of $50,000 termination fee to the former placement agent described above), legal expenses of $36,856, and other expenses of $4,115, or an aggregate cost of the financing of $649,171. In addition to cash fees we issued warrants to our investment banker, Rodman & Renshaw, LLC (R&R), who

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

served as placement agent. R & R received warrants to purchase 153,017 shares at $7.50 per share. Another finder received a warrant to purchase 39,517 shares at $7.50 per share. The Series E was entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors could convert their preferred stock into common stock at a $3.00 conversion price. In August 2006 certain investors holding 295 Series E shares converted their shares and accrued dividends at the $3.00 conversion price into 100,250 shares of common stock. On September 6, 2006, the remaining 6,182.333 Series E shares were automatically converted into 2,721,828 shares of our common stock pursuant to the terms of the Certificate of Designation of the Rights and Preferences for the Series E. The Series H warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We have registered under the Securities Act of 1933, all of the shares of our common stock we issued as a result of the conversion of the 6% Series E and issuable upon exercise of such Series H warrants. The registration statement for those shares was declared effective on August 7, 2006.

Under Section 170 of the Delaware General Corporation Law, we were prohibited from paying a dividend in cash to the holders of Series E preferred stock. We notified such investors that we would increase the basis of their preferred stock for any accrued dividends. Such investors were given the right to notify us not to increase their basis but receive our common stock instead. No investors notified us that they elected to receive our common stock. Dividends of $151,035 were paid to Series E holders in common stock upon conversion of their Series E holdings.

Warrant reclassification: Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock whereby the final conversion price of the underlying common stock was not immediately known and under the rules promulgated by Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF No. 00-19), we were initially required to reclassify the fair value of all of our existing outstanding warrants, because it was unknown whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Convertible Preferred Stock, from our equity accounts at the date of the Series E Convertible Preferred Stock transaction and record them as a warrant liability. At April 17, 2006, we recorded a liability for the fair value of all of our outstanding warrants, or $20,829,822, inclusive of an $8,878,822 fair value for our Series H warrants received in the April 17, 2006 private placement. As of September 5, 2006 the fair value of our warrants was revised to $5,736,591 in accordance with EITF No. 00-19. The decline in the fair value of the warrants at September 5, 2006 from the initial value of $20,829,822 recorded on April 17, 2006 for the warrants, resulted in income of $15,093,231. The net amount of $12,042,565 on our statements of operations under the caption “Change in fair value of warrants” represents the net effect of the decline in fair value of the warrants ($15,093,231) offset by the charge for the excess value of the Series H warrants ($8,878,822) over the consideration ($5,828,162 consideration received consisting of $5,526,829 net proceeds in the private placement in which they were sold and a $301,333 of promissory note converted as described above into Series E Convertible Preferred Stock) received in the April 17, 2006 private placement ($3,050,666). A Black Scholes model using the remaining expected lives of our warrants, a dividend yield of zero, estimated volatility of approximately 86%, and a risk free rate of 4.59% was used to calculate the respective fair values at September 5, 2006.

Deemed Dividend: Our private placement in April 2006 resulted in the repricing of our Series E and Series F warrants because of the anti-dilution provisions of those warrants. Series E warrants to purchase 47,840 shares of common stock at $22.50 per share were repriced to $11.34 per share resulting in a deemed dividend of $28,113. Series E warrants to purchase 254,279 shares of our common stock at $27.00 per share were repriced to $13.06 per share resulting in a deemed dividend of $158,357. Series E PA warrants to purchase 183,092 shares of our common stock at $5.25 per share were repriced to $5.02 per share resulting in a deemed dividend of $2,519. Series F warrants to purchase 1,162,926 shares of our common stock at $7.50 per share were repriced to $6.45 per share resulting in a deemed dividend of $88,983. We calculated aggregate deemed dividends of $277,972 utilizing a Black Scholes model that compared the exercise price of the new warrants to the old warrant with the following assumptions for the Series E and F warrants: expected life of 5 (Series E) and 7 (Series F) years, volatility factor of 86%, risk free rate of 4.93% (Series E) and 4.96% (Series F), and no expected dividend yield.

Forbearance: On July 1, 2006, our December 13, 2004 agreement with Paul Royalty Fund, L.P. (PRF), whereby PRF agreed not to compel us to repurchase their interest in our revenues expired. Although PRF has had the right for a long period of time to compel us to repurchase its interest in our revenues to date it has not exercised that right. Should PRF compel us to repurchase its interest in our revenues we would more likely not be able to satisfy the debt and PRF’s ability to recover the obligation we would owe it would likely be dependent on our ability to continue as a going concern to obtain our products approval.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 19, 2006, PRF agreed to extend their previously expired forbearance agreement relating to certain default rights they had related to our revenue interest obligation until January 1, 2007. Such forbearance was given to assist us in our fund raising efforts.

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto. For such acquisition we issued a net total of 2,031,119 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is $9,977,571. Based on a preliminary purchase price allocation, the purchase price of $9,977,571, together with legal and other charges of $223,824, and negative goodwill of $134,042, or $10,335,437, was recorded as purchased in-process research and development, and accordingly, expensed immediately. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services.

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Bridge Loans: On October 12, 2006 we received $200,000 from a private investor repayable on December 12, 2006 at 110% of the principal amount. This investor will receive a warrant to purchase 200,000 shares of our common stock at the time of and at an exercise price similar to the pricing in our next private placement, but in no event greater than $1.00 per share. We will pay interest at 15% on the loan in the event it is not repaid in sixty days.

On November 10, 2006 we received two loans aggregating $250,000. $100,000 of this amount was from a member of our Board of Directors. The loans bear interest at the rate of 10% until March 31, 2007 and 15% per annum thereafter. The principal balances of the loans and accrued interest may be converted into our equity securities on the same terms of the private placement, if a private placement is completed that provides for two years of operating expenses, as defined. If the loans are not converted the principal balance will be due on November 10, 2007 with the interest converted on said date into our common stock at the market price on such date.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. We completed enrollment for this clinical trial in April 2006. In August 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. During the fourth quarter, we expect to move forward with integrating the clinical data from the current confirmatory trial with the efficacy data from the 12-week pivotal trial previously submitted to the FDA as part of our PMA. We expect to submit a supplemental PMA to the FDA in the next three months. In addition, we are working with Cambrex Bio Science Walkersville, Inc., a subsidiary of Cambrex Corporation (Cambrex) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006, Cambrex assisted us financially by once again agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006.

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), the most severe type of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in need for replacement skin In October 2006, we received an approvable letter from the FDA informing us that the HDE has been approved pending an FDA audit of the manufacturing facility and quality systems in place at Cambrex. We expect this audit to take place in the next couple of months.

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

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

•	Transfer to Cambrex of a process which doubles our manufacturing capacity,

•	Production and expansion of cell inventory for use in the commercialization of ORCEL,

•	Completion of prelaminated sponge project,

•	Completion of development of the cell factory project to reduce costs,

•	Completion of all FDA required tests and validations, and

•	Validation of “BSE-free” collagen.

Additionally we plan to:

•	Expand our focus to application of our technologies to opportunities in regenerative medicine such as stem cells, wound healing, and cosmetic tissue augmentation;

•	Further develop Fibrin Micro Beads and Haptides™ (see next section);

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

We will need to secure additional financing for the approximately $800,000 of expenses we are currently incurring on a monthly basis. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt.

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

We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a net total of 2,031,119 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders is approximately $9,978,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services.

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

We believe that a micronized Haptide-enhanced acellular injectable dermal filler can have major competitive advantages over leading products available today, by providing the same immediate enhanced cosmetic effect as current products, but with the added advantage of providing the ability for those improved results to last significantly longer. According to the American Society for Aesthetic Plastic Surgeons and Medical Insight, Inc., the global dermal filler market is growing at 25% per year. Valued at $442 million in 2005, this market is projected to grow to $1.5 billion by 2011. (© 2006 Medical Insight, Inc.: Medical Insights Executive Summary: Global Market for Dermal Fillers 2005 –2011).

In addition, we are focused on achieving several other key objectives with our Haptides™ technology, including evaluating other product opportunities for Haptized collagen in the areas of chronic wound healing, periodontal regeneration and as a matrix for Mesenchymal type adult stem cell differentiation and delivery. Further, we plan to evaluate the application of the Haptides™ technology to implantable materials, including dental and orthopedic implants.

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

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provides that in certain events PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. Among the events that would entitle PRF to compel us to repurchase its interest in our revenues at that price is if we are insolvent or if we are unable to pay our debts as they become due. Our agreement with PRF provides that in determining such insolvency any amount we owe to PRF is excluded in calculating our net worth (or negative net worth). In addition, although we are currently trying to manage our debt we are not paying our debts as they become due. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $35,978,000, the amount PRF could compel us to pay to repurchase their revenue interest at September 30, 2006. Although in December 2004 we entered into an eighteen-month forbearance agreement providing that PRF would not prior to July 1, 2006 compel us to repurchase its interest in our revenues because of our insolvency, as of September 30, 2006 we were still considered insolvent and therefore were required to record as an obligation we owe PRF the amount to provide PRF with a 30%

internal rate of return on its $10,000,000 investment. In October 2006, we reached an agreement with PRF to extend the forbearance through December 31, 2006 to facilitate our ability to raise funds. Although PRF has had the right for a long period of time to compel us to repurchase its interest in our revenues to date it has not exercised that right. Should PRF compel us to repurchase its interest in our revenues we would more likely not be able to satisfy the debt and PRF’s ability to recover the obligation we would owe to it would likely be dependent on our ability to continue as a going concern to obtain our products approval. If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we may have to discontinue our business operations. Outside of a repurchase event, more fully explained in Note 10 of the consolidated financial statements of our Form 10-KSB for the year ended December 31, 2005, PRF would be entitled to the applicable royalty percentages of our future revenues in North America. We estimate that we would need to achieve a North American sales level of approximately $1,479,000,000 during the approximate remaining five sales years under the revenue interest assignment agreement to offset the principal balance of the $35,978,000 revenue interest obligation. We are prohibited by SFAS 15 from making a reasonable estimation of our future sales to assess the amount of our future debt payments and therefore are precluded from reducing the liability and recognizing a gain at this time. We believe we will likely record a gain on the revenue interest assignment obligation to PRF in 2011 or upon termination, if sooner.

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

On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock and five-year warrants to purchase 2,058,677 shares our common stock at $7.50 per share. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $3.00 conversion price. In August 2006 certain investors holding 295 Series E shares converted their shares plus accrued dividends at the $3.00 conversion price into 100,250 shares of common stock. On September 6, 2006, the remaining 6,182.333 Series E shares were automatically converted into 2,721,828 shares of our common stock pursuant to the terms of the Certificate of Designation of the Rights and Preferences for the Series E. The Series H warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We have registered under the Securities Act of 1933, all of the shares of our common stock issued upon conversion of the 6% Series E Convertible Preferred Stock, and issuable upon exercise of such Series H warrants. We had to pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006. Both dates were met and our registration statement was declared effective August 7, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15-d-15 (e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to us and our consolidated subsidiaries, required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls.

In relation to the preferred stock transaction completed on April 17, 2006 that initially caused the Company’s outstanding warrants to be classified as a liability, the Company’s financial reporting close review controls did not identify a material clerical error that was made when transferring the computed fair value of all the warrants to a computerized spreadsheet. Management corrected the financial statements and disclosures and discussed this matter with the audit committee. To remedy the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we added an additional computational check control to our future spreadsheet calculations.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the third quarter of 2006.

PART II

Item 1. LEGAL PROCEEDINGS

          None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to our unregistered sales of our equity securities during the quarter ended September 30, 2006, which we reported on Forms 8-K, in that three-month period we have also sold and/or issued our equity securities which were not registered under the Securities Act of 1933, as amended (the “Act”), in the transactions described below. No underwriters were involved in any of these transactions.

On July 20, 2006, we granted an employee stock option to purchase 67 shares of our common stock at $2.85 per share under our Employee Stock Option Plan. The grant of such option was exempt from the registration requirements of the Act because such grant did not constitute a sale of securities and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

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

Registrant:

ORTEC INTERNATIONAL, INC.

Date: November 13, 2006	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

Date: November 13, 2006	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer