Form 10QSB/A
period 2006-03-31
ORTEC INTERNATIONAL INC
filed 2007-04-17
CIK 889992

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock is 8,963,870 (as of March 31, 2007)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MARCH 31, 2006

ITEMS IN FORM 10-QSB/A

EXPLANATORY NOTE:

This Amendment on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion of significant changes) to Ortec International, Inc’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission (‘SEC”) on May 15, 2006 (the “Original Filing”). An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 5, 2005 private placement.

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. As a result of this review, on December 26, 2006, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, and the fiscal year ended December 31, 2005 to reflect these changes. Also, see Part I, Item 3 for the affect on our evaluation of disclosure controls and procedures.

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

The items amended are as follows:

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2006

(Unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,479
Prepaid and other current assets	364,215

Total current assets	371,694
Property and equipment, net	171,908
Patent application costs, net	537,407
Deposits and other assets	155,388

Total assets	$1,236,397

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,329,667
Insurance premium financing payable	157,253
Current maturities of loan payable	52,306
Capital lease obligation - current	14,624
Current maturity of promissory notes	445,000
Obligation under revenue interest assignment	31,544,000

Total current liabilities	36,542,850
Promissory notes - noncurrent	39,411
Capital lease obligation - noncurrent	5,875

Total liabilities	36,588,136

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 147,347 shares issued and outstanding	523,080

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares: Series D, stated value $10,000 per share; authorized 10,000 shares; 6,272.0156 shares issued and outstanding; liquidation preference $62,720,156	15,911,331
Common stock, $.001 par value; authorized 200,000,000 shares; 3,564,927 issued and 3,564,793 outstanding (including 147,347 shares subject to registration rights classified as temporary equity)	3,418
Additional paid-in capital	114,186,716
Deficit accumulated during the development stage	(165,433,089)
Treasury stock, 134 shares at cost	(177,645)
Deferred compensation	(365,550)

Total shareholders’ deficit	(35,874,819)

Total liabilities and shareholders’ deficit	$1,236,397

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative From March 12, 1991 (inception) to March 31, 2006

	Three Months Ended March 31,

	2006	2005

		(restated)	(restated)
Product revenue	$—	$—	$265,665

Expenses
Product and laboratory costs	1,325,509	1,222,044	32,112,657
Personnel	924,819	1,138,028	42,006,374
General and administrative	391,979	518,294	21,296,436
Rent	182,580	117,422	4,628,887
Consulting	—	—	5,702,651
Interest and other expense	1,981,870	1,550,164	31,292,915
Interest and other income	(12,863)	28,130	(2,567,081)
Loss on settlement of promissory notes	—	10,328,199	13,081,453
Lease termination costs	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	1,004,027

	4,793,894	14,902,281	149,677,485

Net loss	(4,793,894)	(14,902,281)	(149,411,820)

Preferred stock dividend	—	(17,891)	3,011,574
Preferred stock and warrants deemed dividends and discounts	—	6,353,448	8,740,695
Accretion of discount	—	—	4,269,000

Net loss applicable to common shareholders	$(4,793,894)	$(21,237,838)	$(165,433,089)

Net loss per share

Basic and diluted	$(1.09)	$(14.28)

Weighted average shares outstanding

Basic and diluted	4,407,046	1,487,036

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

March 12, 1991 (inception) to December 31, 1991 Founders	10,358	$10	—	—	—
First private placement ($45.00 per share)	1,450	2	—	—	—
The Director ($172.50 and $795.00 per share)	994	1	—	—	—
Second private placement ($1413.75 per share)	354	—	—	—	—
Share issuance expense	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1991	13,156	13	—	—	—
Second private placement ($1,413.75 per share)	176	—	—	—	—
Second private placement ($1,413.75 per share)	152	—	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	212	—	—	—	—
Share issuance expense	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1992	13,696	13	—	—	—
Third private placement ($1,500.00 per share)	731	1	—	—	—
Third private placement ($1,500.00 per share)	150		—	—	—
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	741	1	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	142		—	—	—
Shares issued in exchange for commission	4		—	—	—
Share issuance expenses	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1993	15,464	15	—	—	—
Fourth private placement ($1,500.00 per share)	263		—	—	—
Stock purchase agreement with Home Insurance Company ($1,500.00 per share)	333	1	—	—	—
Share issuance expense	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1994	16,060	16
Rent forgiveness	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1995	16,060	16	—	—	—
Initial public offering	8,000	8	—	—	—
Exercise of warrants	226		—	—	—
Fifth private placement ($973.50 per share)	6,394	6	—	—	—
Share issuance expenses	—	—	—	—	—
Stock options issued for services	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1996	30,680	30	—	—	—
Exercise of warrants	7,726	8	—	—	—
Share issuance expenses	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1997	38,406	38	—	—	—
Exercise of warrants	1,477	2	—	—	—
Stock options and warrants issued for services	—	—	—	—	—
Sixth private placement	1,333	1	—	—	—
Sixth private placement – warrants issued	—	—	—	—	—
Share issuance expenses	—	—	—	—	—
Purchase of 44 shares of treasury stock (at cost)	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1998	41,216	41	—	—	—
Exercise of warrants	94	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—
Seventh private placement ($1,312.50 per share)	2,594	3	—	—	—
Seventh private placement – investor warrants	—	—	—	—	—
Seventh private placement – placement agent warrants	—	—	—	—	—
Eighth private placement ($825.00 per share)	10,909	11	—	—	—
Share issuance expenses	—	—	—	—	—
Purchase of 61 shares of treasury stock (at cost)	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 1999	54,813	55	—	—	—
Exercise of options and warrants	1,170	1	—	—	—
Stock options and warrants issued for services	—	—	—	—
Ninth private placement ($2,250.00 per share)	444		—	—	—
Ninth private placement – placement agent warrants	—	—	—	—	—
Tenth private placement ($1,012.50 per share)	8,318	8	—	—	—
Share issuance expenses	—	—	—	—	—
Purchase of 29 shares of treasury stock (at cost)	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2000	64,745	64	—	—	—
Stock options issued for services	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	64,745	64	—	—	—
Exercise of options and warrants	2,381	2	—	—	—
Stock options and warrants issued for services	—	—	—	—	—
Warrants issued with convertible debentures	—	—	—	—	—
Warrants issued with convertible redeemable preferred stock	—	—	—	—	—
Convertible debenture conversion benefit	—	—	—	—	—
Redeemable convertible preferred stock conversion benefit	—	—	—	—	—
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	—	—
Shares issuance costs – preferred stock	—	—	(866,612)	—	—
Preferred stock dividends	25,021	25	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

March 12, 1991 (inception) to December 31, 1991 Founders	$860	—	—	—	$870
First private placement ($45.00 per share)	64,998	—	—	—	65,000
The Director ($172.50 and $795.00 per share)	249,999	—	—	—	250,000
Second private placement ($1413.75 per share)	500,000	—	—	—	500,000
Share issuance expense	(21,118)	—	—	—	(21,118)
Net loss	—	(281,644)	—	—	(281,644)

Balance at December 31, 1991	794,739	(281,644)	—	—	513,108
Second private placement ($1,413.75 per share)	250,006	—	—	—	250,006
Second private placement ($1,413.75 per share)	215,467	—	—	—	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	299,998	—	—	—	299,998
Share issuance expense	(35,477)	—	—	—	(35,477)
Net loss	—	(785,941)	—	—	(785,941)

Balance at December 31, 1992	1,524,733	(1,067,585)	—	—	457,161
Third private placement ($1,500.00 per share)	1,096,499	—	—	—	1,096,500
Third private placement ($1,500.00 per share)	225,000	—	—	—	225,000
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	999,998	—	—	—	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	200,000	—	—	—	200,000
Shares issued in exchange for commission	6,000	—	—	—	6,000
Share issuance expenses	(230,207)	—	—	—	(230,207)
Net loss	—	(1,445,624)	—	—	(1,445,624)

Balance at December 31, 1993	3,822,023	(2,513,209)	—	—	1,308,829
Fourth private placement ($1,500.00 per share)	397,712	—	—	—	397,712
Stock purchase agreement with Home Insurance Company ($1,500.00 per share)	499,999	—	—	—	500,000
Share issuance expense	(8,697)	—	—	—	(8,697)
Net loss	—	(1,675,087)	—	—	(1,675,087)

Balance at December 31, 1994	4,711,037	(4,188,296)	—	—	522,757
Rent forgiveness	40,740	—	—	—	40,740
Net loss	—	(1,022,723)	—	—	(1,022,723)

Balance at December 31, 1995	4,751,777	(5,211,019)	—	—	(459,226)
Initial public offering	5,999,992	—	—	—	6,000,000
Exercise of warrants	33,885	—	—	—	33,885
Fifth private placement ($973.50 per share)	6,220,791	—	—	—	6,220,797
Share issuance expenses	(1,580,690)	—	—	—	(1,580,690)
Stock options issued for services	152,000	—	—	—	152,000
Net loss	—	(2,649,768)	—	—	(2,649,768)

Balance at December 31, 1996	15,577,755	(7,860,787)	—	—	7,716,998
Exercise of warrants	10,822,783	—	—	—	10,822,791
Share issuance expenses	(657,508)	—	—	—	(657,508)
Stock options and warrants issued for services	660,000	—	—	—	660,000
Net loss	—	(4,825,663)	—	—	(4,825,663)

Balance at December 31, 1997	26,403,030	(12,686,450)	—	—	13,716,618
Exercise of warrants	1,281,955	—	—	—	1,281,957
Stock options and warrants issued for services	1,920,111	—	—	—	1,920,111
Sixth private placement	1,788,697	—	—	—	1,788,698
Sixth private placement – warrants issued	211,302	—	—	—	211,302
Share issuance expenses	(48,000)	—	—	—	(48,000)
Purchase of 44 shares of treasury stock (at cost)	—	—	(67,272)	—	(67,272)
Net loss	—	(8,412,655)	—	—	(8,412,655)

Balance at December 31, 1998	31,557,095	(21,099,105)	(67,272)	—	10,390,759
Exercise of warrants	14,103	—	—	—	14,103
Stock options and warrants issued for services	64,715	—	—	—	64,715
Seventh private placement ($1,312.50 per share)	3,168,782	—	—	—	3,168,785
Seventh private placement – investor warrants	236,291	—	—	—	236,291
Seventh private placement – placement agent warrants	232,000	—	—	—	232,000
Eighth private placement ($825.00 per share)	8,999,991	—	—	—	9,000,002
Share issuance expenses	(619,908)	—	—	—	(619,908)
Purchase of 61 shares of treasury stock (at cost)	—	—	(75,518)	—	(75,518)
Net loss	—	(10,040,509)	—	—	(10,040,509)

Balance at December 31, 1999	43,653,069	(31,139,614)	(142,790)	—	12,370,720
Exercise of options and warrants	327,281	—	—	—	327,282
Stock options and warrants issued for services	56,265	—	—	—	56,265
Ninth private placement ($2,250.00 per share)	1,000,005	—	—	—	1,000,005
Ninth private placement – placement agent warrants	23,000	—	—	—	23,000
Tenth private placement ($1,012.50 per share)	8,421,063	—	—	—	8,421,071
Share issuance expenses	(641,500)	—	—	—	(641,500)
Purchase of 29 shares of treasury stock (at cost)	—	—	(34,855)	—	(34,855)
Net loss	—	(12,129,663)	—	—	(12,129,663)

Balance at December 31, 2000	52,839,183	(43,269,277)	(177,645)	—	9,392,325
Stock options issued for services	188,080	—	—	—	188,080
Net loss	—	(15,885,377)	—	—	(15,885,377)

Balance at December 31, 2001	53,027,263	(59,154,654)	(177,645)	—	(6,304,972)
Exercise of options and warrants	355	—	—	—	357
Stock options and warrants issued for services	113,060	—	—	—	113,060
Warrants issued with convertible debentures	440,523	—	—	—	440,523
Warrants issued with convertible redeemable preferred stock	559,289	—	—	—	559,289
Convertible debenture conversion benefit	1,042,663	—	—	—	1,042,663
Redeemable convertible preferred stock conversion benefit	1,097,886	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	3,486,318	—	—	—	7,338
Shares issuance costs – preferred stock	304,615	—	—	—	(561,997)
Preferred stock dividends	1,125,909	(1,125,934)	—	—	—
Net loss	—	(21,578,021)	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	—	—
Exercise of options and warrants	26,583	27	—	—	—
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—
Warrants issued for services	—	—	—		—
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602
Preferred stock deemed dividends and discounts	—	—	—	—	—
Preferred stock dividends	6,154	6	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—
Adjustment for one for ten reverse stock split	5	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602
Common stock issued in connection with previously issued notes	10,467	11	—	—	—
Common stock issued in connection with promissory notes	22,122	22	—	—	—
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—
Common stock issued in connection with exercise of warrants	2,164	2	—	—	—
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	—	(137,752)	—
Payment of dividends on 35.62 shares of series C Preferred stock in common stock	916	1	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	33,132	33	—	—	939,050
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—
Option issued to director for services	—	—	—	—	—
Warrant issued for services	—	—	—	—	—
Warrant issued in connection with lease	—	—	—	—	—
Share issuance expenses	—	—	—	—	—
Special warrant offer deemed dividends	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2004	424,804	425	270,859	3,529,289	3,567,652
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500
January 2005 Private Placement:
Common stock issued in connection with private placement	432,264	432	—	—	—
Common stock and series D preferred (1,720.16 shares) issued in connection with promissory note conversion	530,208	530	—	—	5,733,853
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange - restated	218,912	219	—	(3,529,289)	3,620,702
Common stock issued in connection with exercise of additional investment right from private placement	10,217	10	—	—	—
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—
Common stock issued to officers	109,667	110	—	—	—
Common stock issued upon exercise of warrants	243,901	244	—	—	—
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624
Return of excess preferred stock dividend	—	—	—	—	—
Modifications of Series E warrant prices - restated	—	—	—	—	—
Warrant issued for services	—	—	—	—	—
Share issuance expenses	—	—	—	—	—
Net loss – restated	—	—	—	—	—

Balance at December 31, 2005 - restated (carried forward)	3,406,997	$3,407	—	—	$15,911,331

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury Stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2002 (brought forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	12,939	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	—	—	7,690,000
Warrants issued with preferred stock	1,716,199	—	—	—	—
Warrants issued for services	87,000	—	—	—	87,000
Share issuance costs – preferred stock	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	3,253,409	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	—	—	—
Preferred stock deemed dividends and discounts	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	923,071	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	336,550	(336,550)	—	—	—
Common stock to be issued in connection with promissory notes	287,000	—	—	—	287,000
Adjustment for one for ten reverse stock split	—	—	—	—	—
Net loss	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	72,442,127	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	(11)	—	—	—	—
Common stock issued in connection with promissory notes	746,180	—	—	—	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	828,540	—	—	—	828,540
Common stock issued in connection with exercise of warrants	323	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	137,745	—	—	—	—
Payment of dividends on 35.62 shares of series C Preferred stock in common stock	30,098	(30,099)	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	498,936	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	613,805	(613,805)	—	—	—
Option issued to director for services	398,574	—	—	—	398,574
Warrant issued for services	94,393	—	—	—	94,393
Warrant issued in connection with lease	18,500	—	—	—	18,500
Share issuance expenses	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	1,123,000	(1,123,000)	—	—	—
Net loss	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	(274,518)	—	—	—	—
January 2005 Private Placement:
Common stock issued in connection with private placement	4,775,668	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued in connection with promissory note conversion	14,895,029	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange - restated	6,261,816	(6,353,448)	—	—	—
Common stock issued in connection with exercise of additional investment right from private placement	114,937	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	86,265	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	270,844	—	—	—	—
Common stock issued to officers	751,474	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,415	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	3,172,643	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	3,622,670	—	—	—	6,337,717
Return of excess preferred stock dividend	(17,891)	17,891	—	—	—
Modifications of Series E warrant prices - restated	3,490,140	(1,264,247)	—	—	2,225,893
Warrant issued for services	7,189	—	—	—	7,189
Share issuance expenses	(14,234)	—	—	—	(14,234)
Net loss – restated	—	(32,586,847)	—	—	(32,586,847)

Balance at December 31, 2005 - restated (carried forward)	$114,051,057	$(160,639,195)	$(177,645)	$(462,445)	$(31,313,490)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D

Balance at December 31, 2005 - restated (brought forward)	3,406,997	$3,407	—	—	$15,911,331
Exercise of Series E warrants	10,576	11	—	—	—
Warrant issued for vendor settlement	—	—	—	—	—
Common stock and warrant issued for production suite charges	147,347	—	—	—	—
Share-based compensation	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—
Adjustment for one for fifteen reverse stock split	7	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2006 - restated	3,564,927	$3,418	—	—	$15,911,331

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury Stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2005 - restated (brought forward)	$114,051,057	$(160,639,195)	$(177,645)	$(462,445)	$(31,313,490)
Exercise of Series E warrants	148	—	—	—	159
Warrant issued for vendor settlement	54,982	—	—	—	54,982
Common stock and warrant issued for production suite charges	67,505	—	—	—	67,505
Share-based compensation	13,024	—	—	—	13,024
Amortization of deferred compensation	—	—	—	96,895	96,895
Adjustment for one for fifteen reverse stock split	—	—	—	—	—
Net loss	—	(4,793,894)	—	—	(4,793,894)

Balance at March 31, 2006 - restated	$114,186,716	$(165,433,089)	$(177,645)	$(365,550)	$(35,874,819)

The accompanying notes are an integral part of these statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2006
	Three months ended March 31,

	2006	2005

		(restated)	(restated)
Cash flows from operating activities
Net loss	$(4,793,894)	$(14,902,281)	$(149,411,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	51,742	84,814	5,618,589
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	96,895	68,360	3,721,265
Non-cash interest	3,030	3,029	4,198,689
Non-cash imputed interest	1,975,000	1,521,890	24,897,150
Non-cash production suite charges	590,585	—	826,085
Share-based compensation	13,024	—	13,024
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Other	—	—	20,646
Changes in operating assets and liabilities
Prepaid and other current assets	(212,243)	(160,029)	(273,334)
Accounts payable and accrued liabilities	1,037,036	(912,663)	6,084,399

Net cash used in operating activities	(1,250,535)	(3,968,681)	(89,612,321)

Cash flows from investing activities
Purchases of property and equipment	(1,799)	(39,056)	(4,615,676)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(13,591)	(15,876)	(1,083,464)
Organization costs	—	—	(10,238)
Deposits	—	—	(790,273)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(15,390)	(54,932)	(6,426,179)

Cash flows from financing activities
Proceeds from issuance of notes payable	445,000	—	14,093,126
Proceeds from issuance of common stock	—	5,004,741	61,701,458
Proceeds from exercise of warrants	159	—	1,362,822
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	—	—	(5,384,247)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock-
Series A	—	—	1,200,000
Series B	—	—	3,070,000
Series C	—	—	5,690,000
Advances received	—	—	130,000
Repayment of capital lease obligations	(4,397)	(23,578)	(589,191)
Repayment of loan payable	—	(49,333)	(1,239,161)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(63,247)	(23,861)	(563,247)
Repayment of promissory notes	—	(127,911)	(795,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	598,015	5,000,058	96,045,979

Net Increase (Decrease) In Cash And Cash Equivalents	(667,910)	976,445	7,479
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$7,479	$1,203,815	$7,479

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2006
	Three months ended March 31,

	2006	2005

		(restated)	(restated)
Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$—	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	660,814	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Accretion of discount on preferred stock and warrants	—	6,353,448	13,009,695
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Issuance of series D preferred stock in lieu of common stock	—	9,629,055	12,343,678
Share issuance expenses for series B preferred stock incurred through issuance of warrants	—	—	391,307
Share issuance expenses for series C preferred stock incurred through issuance of warrants	—	—	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Discount on advances payable	—	—	—
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Accrued deferred financing costs	—	—	—
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	—	9,626,626	13,112,626
Promissory notes interest due repaid with common stock	—	674,587	658,776
Conversion of series C preferred stock into common stock	—	—	137,645
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$2,072	$24,610	$862,698

Cash paid for income taxes	$—	$—	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS AND RESTATEMENT

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

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. As a result of this review, on December 26, 2006, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, and the fiscal year ended December 31, 2005 to reflect these changes.

A summary of significant effects of the restatement is as follows:

An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 5, 2005 private placement. We determined that this adjustment was necessary under EITF Topic D-42. Topic D-42 requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, we should record the excess of 1) the fair value of all securities transferred to the Series C holders over 2) the fair value of securities issuable pursuant to the original conversion terms as a reduction of net earnings to arrive at net loss available to common shareholders. Though we accounted for the fair value of the warrants as a deemed dividend on the day of the transaction we did not account for the excess of the fair value of the common shares transferred over the fair value of the securities issuable pursuant to the original conversion terms of the Series C.

	Three Months Ended March 31, 2005 (As Previously Reported)	Amount of Change	Three Months Ended March 31, 2005 (As Restated)

Statement of Operations
Net loss	$(14,902,281)	$—	$(14,902,281)
Preferred Stock and warrants deemed dividends and discounts	2,125,974	4,227,474	6,353,448
Net loss applicable to common shareholders	(17,010,364)	(4,227,474)	(21,237,838)
Net loss per share-basic and diluted	$(11.44)	$(2.84)	$(14.28)

	March 31, 2006 (As Previously Reported)	Amount of Change	March 31, 2006 (As Restated)

Balance Sheet
Additional paid-in capital	$109,911,395	$4,227,474	$114,138,869
Deficit accumulated during the developmental stage	(161,205,615)	(4,227,474)	(165,433,089)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cumulative From March 12, 1991 (inception) to March 31, 2006 (As Previously Reported)	Amount of Change	Cumulative From March 12, 1991 (inception) to March 31, 2006 (As Restated)

Statement of Operations
Interest and other expense	$29,080,479	$2,212,436	$31,292,915
Net loss	(147,199,384)	(2,212,436)	(149,411,820)
Preferred Stock and warrants deemed dividends and discounts	6,725,657	2,015,038	8,740,695
Net loss applicable to common shareholders	$(161,205,615)	$(4,227,474)	$(165,433,089)

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $4.8 million during the three months ended March 31, 2006, and, as of that date, our current liabilities exceeded our current assets by $36.2 million, our total liabilities exceeded our total assets by $35.4 million and we have a deficit accumulated in the development stage of $165.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Common Stock Reserve Split

On July 24, 2006, we effected another reverse stock split of our outstanding common stock, whereby every stockholder received one new share of common stock for every fifteen shares previously owned. All share and per share data in these financial statements have been adjusted to give effect to the reverse stock split. The par value of the common stock remained unchanged at $.001 per share. The exercise prices of all our warrants and options outstanding were adjusted as a result of this reverse split. The conversion rates of the preferred stock outstanding were also adjusted because of this reverse split.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for us on January 1, 2006. The adoption of SFAS 154 did not have a material impact on our consolidated financial position and results of operations.

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

The fair value of stock options granted during the quarter ended March 31, 2006 was estimated at $1.80, using the Black-Scholes option-pricing model. This model used the following assumptions:

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

Under the recognition and measurement principles of APB 25, we estimated the fair value of stock options granted during the quarter ended March 31, 2005, to be $10.95 using the Black-Scholes option-pricing model. The assumptions used in the model were a dividend yield of 0.00%, volatility of 82%, risk-free rate of return of 3.87% and expected life of 7 years. The following table illustrates the effect on net loss applicable to common shareholders and loss per share had we applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the quarter ended March 31, 2005:

Net loss applicable to common shareholders, as reported	$(21,237,838)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,813)

Pro forma net loss	$(21,239,651)

Basic and diluted loss per share:
As reported	$(14.28)
Pro forma	(14.28)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in options outstanding under the plans were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	544,546	$21.15
Granted	9,733	3.15
Cancelled	(213)	25.65

Outstanding March 31, 2006	554,066	$20.85	$332,542	6.0

Exercisable March 31, 2006	539,911	$20.55	$319,162	5.8

515,575 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 03/31/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 03/31/06	Weighted- average exercise price

$3.00	-	$14.85	437,916	6.5	$3.75	427,991	$3.75
27.00	-	33.75	57,617	4.0	28.50	53,534	26.40
45.00	-	131.25	52,912	3.7	54.75	52,770	54.60
523.50	-	907.50	3,522	2.5	756.45	3,518	755.70
930.00	-	1,500.00	2,098	1.4	1,260.45	2,098	1,260.45

$3.00	-	$1,500.00	554,065	6.0	$20.85	539,911	$20.55

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

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of March 31, 2006, all of the 58,177 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded.

Share-based compensation expense is included in personnel expense.

NOTE 5 - NET LOSS PER SHARE

As of March 31, 2006, an aggregate of 2,491,344 outstanding warrants and options and an aggregate of 1,672,538 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2006 includes warrants to purchase 940,491 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations include those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

As of March 31, 2005, an aggregate of 1,837,771 outstanding warrants and options and an aggregate of 948,638 shares of common stock issuable upon the conversion of Series D preferred stock outstanding were excluded from the weighted average share calculations, as the

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effect was antidilutive.

NOTE 6 - WARRANTS

The following represents warrant activity during the three months ended March 31, 2006:

Balance at December 31, 2005	2,796,609
Granted	92,673
Exercised	(10,576)
Expired or cancelled	(937)

Balance at March 31, 2006	2,877,769

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2006:

Accounts payable	$2,964,257
Accrued professional fees	557,623
Due to officers	498,219
Accrued expenses	178,565
Accrued compensation	50,525
Bank overdraft	30,478
Deferred income	50,000

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

Availability of Authorized Shares: On January 30 and 31, 2006, North Sound Capital, LLC (North Sound) and SDS Capital Group SPC, Ltd. (SDS) entered into agreements with us whereby they agreed not to convert any of the aggregate of 6,272.0156 shares of our Series D Convertible Preferred Stock owned by them, nor exercise any of our Series F warrants held by them, until such time that we are able to obtain approval from our stockholders to amend our certificate of incorporation to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, which will enable us to have sufficient number of shares of our common stock which we are authorized to issue, to issue in a private placement of our securities and in the acquisition of a biotechnology company. See Note 10 for a description of those transactions. These agreements provided us with the ability to use the approximately 2,200,000 shares which North Sound and SDS have agreed not to acquire, together with our available authorized shares, in such private placement and acquisition transactions. We agreed that after the completion of the proposed private placement and/or acquisition we would proceed promptly to file a proxy statement for a meeting of our stockholders at which we expect to increase the number of shares of our common stock we are authorized to issue, or take such other corporate action, to have available for issuance enough shares of our common stock upon conversion of North Sound’s and SDS’s Series D Convertible Preferred Stock and upon exercise of their warrants. We filed that proxy statement on May 2, 2006.

Reduction of Liquidation Preference: All 6,272.0156 outstanding shares of our Series D Convertible Preferred Stock are owned by North Sound and SDS. On January 30 and 31, 2006 North Sound and SDS entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock. The only difference between our Series D Preferred shares and our Series D-1 Preferred shares is that the liquidation preference of the Series D Preferred shares is $10,000 per share and that of the Series D-1 Preferred shares is $10 per share. Each Series D-1 Preferred share will be convertible (as is each Series D Preferred share) into 266.667 shares of our common stock. As of May 15, 2006 we had not yet exchanged the Series D Preferred shares for Series D-1 Preferred shares.

We have no material relationship with any of the persons who signed the modification and waiver agreements referred to above.

Cambrex Suite Deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Cambrex, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Cambrex has agreed to accept 49,116 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 147,347 shares for three months of suite fees during the first quarter of 2006. The shares were valued at $523,080 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Cambrex a three-year warrant exercisable July 1, 2006 to purchase 73,674 shares of our common stock at $11.25 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant is being amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Cambrex were subject to registration rights and potential liquidated damages and have been classified on the balance sheet as temporary equity.

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

Bridge Financing: On April 3, 2006 we received a non-interest bearing short-term loan of $45,000 from another of our executive officers which was repaid from our April 17th private placement with a $500 transaction fee. On April 5, 2006 we received a $200,000 short-term loan from a third party due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 3,334 shares of our common stock at an exercise price of $7.50 per share to the lender. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 (see Note 8) short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of Series E Preferred Stock, and issued a warrant to purchase 100,445 shares of our common stock at an exercise price of $7.50 per share.

Acquisition of Hapto: On April 14, 2006, we closed our acquisition of Hapto. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 2,057,333 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 of our common shares at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders and R & R is approximately $10,800,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately.

Private Placement: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $3.00 conversion price. After we complete a reverse split of our outstanding common stock the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $3.00, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued five-year warrants to purchase 2,159,110 shares of our common stock at $7.50 per share. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock and upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006.

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

We closed our acquisition of Hapto on April 14, 2006. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 2,057,333 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 of our common shares at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services.Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders and R & R is approximately $10,800,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately.

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

On April 3, 2006 we received another short-term loan of $45,000 from another of our executive officers. This loan was also repaid from the proceeds of our recent private placement. On April 17, 2006, with the completion of our recent private placement, we converted the $250,000 short-term loan with its then outstanding loan balance of $301,333 into 301.33 shares of our Series E Preferred Stock, and issued a warrant to purchase 100,444 shares of our common stock at an exercise price of $7.50 per share. On April 5, 2006 we received a $200,000 short-term loan due April 30, 2006 to be repaid at 110% of principal plus accrued interest at 8% per annum on the original $200,000 principal balance. We issued a three-year warrant to purchase 3,334 shares of our common stock at an exercise price of $7.50 per share to the lender.

On April 17, 2006, we completed a private placement sale for aggregate gross proceeds of $6,176,000 to accredited investors of our 6% Series E Convertible Preferred Stock and warrants to purchase our common stock. The Series E Convertible Preferred Stock is entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors can convert their preferred stock into common stock at a $3.00 conversion price. After we complete a reverse split of our outstanding common stock the investors are obligated to convert their preferred stock on the 21st trading day following such reverse split by dividing the amount they paid for such preferred shares plus dividends at 6% per annum, by the lesser of $3.00, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following the effective date of such reverse stock split. We issued a five-year warrant to purchase 2,159,110 shares of our common stock at $7.50 per share. The warrants carry full ratchet price reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. We are obligated to register, under the Securities Act of 1933, all of the shares of our common stock issuable upon conversion of the 6% Series E Convertible Preferred Stock, and upon exercise of such warrants. We will pay investors 2% per month for any failure to timely file the registration statement by June 18, 2006 or have it declared effective by August 17, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective:

•

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly.

Remediation of Material Weakness

Management has corrected the financial statements and disclosures and discussed this matter with the audit committee. Due to limited funding we rely primarily on one person to handle all of the various accounting responsibilities we encounter as well as to determine the appropriate accounting for the various complex accounting transactions we enter into. To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we plan to:

•	dedicate additional time and resources to training, and

•	consider allocating our limited resources to hiring outside financial consultants to assist with the review of our more complex financing transactions.

The control deficiencies will be fully remediated when in the opinion of our management, the revised control processes have been operating for a sufficient period of time to provide assurance as to their effectiveness. We believe we will be able to make this assessment by December 31, 2007.

Our management, including the Certifying Officers, do not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

On January 31st, February 28th, and March 31st, 2006, we issued an aggregate of 147,347 shares of our common stock and three-year warrants to purchase 73,674 shares of our common stock at $11.25 per share to a vendor in payment of services. The issuance of the shares and warrant were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder since all the purchasers were accredited investors and pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

On March 17, 2006 we issued a three-year warrant to purchase 19,000 shares of our common stock at $3.75 per share to a vendor as part of a settlement of an amount we owed it. The issuance of this warrant was exempt from the registration requirements of the Act pursuant to Section 4 (2) of the Act as a transaction by an issuer not involving a public offering.

On January 3rd, January 31st, and March 31, 2006, as a result of the exercise of our Series E warrants, we issued 2,568 and 3,574, 3,534, and 900 shares of our common stock, respectively. The issuances of such shares were exempt from the registration requirements of the Act pursuant to the provisions of Regulation D promulgated thereunder, since all the purchasers were accredited investors, and pursuant to Section 4 (2) of the Act as transactions by an issuer not involving a public offering.

On January 25th, February 13th, and March 1st 2006, we granted employee stock options to purchase 1,667, 8,000, and 67 shares of our common stock at $3.00, $3.15, and $3.30 per share, respectively, under our Employee Stock Option Plan. Options to purchase 3,334 of such shares were granted to one of our executive officers. The grants of such options were exempt from the registration requirements of the Act because such grants did not constitute sales of securities and pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering.

Item 6. EXHIBITS

(a)	Exhibit No.		Description

10.1

Third Amendment of Lease dated March 16, 2006 between The Trustees of Columbia University in the City of New York and Ortec International, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-QSB dated March 31, 2006, filed with the Commission on May15, 2006, Commission File No. 0-27368)

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

Registrant:

ORTEC INTERNATIONAL, INC.

Date: April 17, 2007	By:	/s/ Ron Lipstein

Ron Lipstein
Chief Executive Officer

Date: April 17, 2007	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer