Form 10QSB/A
period 2006-06-30
ORTEC INTERNATIONAL INC
filed 2007-04-17
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A No. 2

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
QUARTER ENDED JUNE 30, 2006

ITEMS IN FORM 10-QSB /A No. 2

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion of significant changes to Ortec International, Inc’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, initially filed with the Securities and Exchange Commission (‘SEC”) on August 14, 2006 (the “Original Filing”), and amended on September 29, 2006 (Amendment No. 1).

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. Additionally, in the first quarter of 2007, we discovered while preparing for the December 31, 2006 audit, that although we had properly disclosed the issuance of a warrant to our investment bankers in connection with our Hapto acquisition in the second quarter of 2006 in our Form 10-QSB filing, we had inadvertently failed to record the related non-cash charge for the warrant issuance. As a result of the SEC’s review and our internal findings, on December 26, 2006 and on April 17, 2007, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, June and September 2006, and the fiscal year ended December 31, 2005 to reflect these changes. Also, see Part I, Item 3 for the affect on our evaluation of disclosure controls and procedures.

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

In addition, pursuant to the rules of the SEC, Item 7 of Part III of the Original Filing has been amended to include currently dated certifications from our Chief Executive Officer and our Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and our Chief Financial Officer, are attached to this Form 10-QSB/A No. 2 as exhibits 31.1 and 32.1, respectively.

The items amended are as follows:

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006

(Unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,422
Prepaid and other current assets	242,146

Total current assets	1,859,568
Property and equipment, net	205,254
Patent application costs, net	517,500
Deposits and other assets	258,810

Total assets	$2,841,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,812,817
Insurance premium financing payable	99,139
Current maturities of loan payable	42,475
Capital lease obligation - current	11,776
Warrant liability	12,696,187
Obligation under revenue interest assignment	33,676,000

Total current liabilities	49,338,394
Promissory notes – noncurrent	28,633
Capital lease obligation - noncurrent	4,676

Total liabilities	49,371,703

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 294,693 shares issued and outstanding	1,119,834

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D, stated value $10,000 per share; authorized 10,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486,148	15,090,903
Series E, stated value $1,000 per share; authorized 8,000 shares; 6,477.333 shares issued and outstanding; liquidation preference $6,477,333	79,893
Common stock, $.001 par value; authorized 200,000,000 shares; 6,071,403 issued and 6,071,269 outstanding (including 294,693 shares subject to registration rights classified as temporary equity)	5,776
Additional paid-in capital	114,440,908
Deficit accumulated during the development stage	(176,648,279)
Treasury stock, 134 shares at cost	(177,645)
Deferred compensation	(441,961)

Total shareholders’ deficit	(47,650,405)

Total liabilities and shareholders’ deficit	$2,841,132

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative From March 12, 1991 (inception) to June 30, 2006

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(restated)	(restated)	(restated)	(restated)	(restated)
Product revenue	$—	$—	$—	$—	$265,665

Expenses
Product and laboratory costs	1,181,351	718,190	2,506,860	1,940,234	33,294,008
Personnel	1,085,850	1,019,686	2,010,669	2,157,714	43,092,224
General and administrative	296,125	563,229	688,104	1,081,523	21,592,561
Rent	182,580	117,422	365,160	234,844	4,811,467
Consulting	—	—	—	—	5,702,651
Interest and other expense	2,227,826	1,858,755	4,209,696	3,408,919	33,520,741
Interest and other income	(18,787)	25,461	(31,650)	53,591	(2,585,868)
Purchased in-process research and development costs	11005,215	—	11,005,215	—	11,005,215
Change in fair value of warrants	(5,082,969)	—	(5,082,969)	—	(5,082,969)
Loss on settlement of promissory notes	—	—	—	10,328,199	13,081,453
Lease termination costs	—	—	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	—	—	1,004,027

	10,877,191	4,302,743	15,671,085	19,205,024	160,554,676

Net loss	(10,877,191)	(4,302,743)	(15,671,085)	(19,205,024)	(160,289,011)

Preferred stock dividends	79,887	—	79,887	(17,891)	3,091,461
Preferred stock and warrants deemed dividends and discounts	258,112	67,217	258,112	6,420,665	13,267,807

Net loss applicable to common shareholders	$(11,215,190)	$(4,369,960)	$(16,009,084)	$(25,607,798)	$(176,648,279)

Net loss per share

Basic and diluted	$(1.72)	$(2.15)	$(2.95)	$(13.87)

Weighted average shares outstanding

Basic and diluted	6,510,623	2,034,514	5,422,094	1,846,648

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	—
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500	—
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	—	—	—	—
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	—	—	5,733,853	—
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange - restated	218,912	219	—	(3,529,289)	3,620,702	—
Common stock issued for exercise of additional investment right from private placement	10,217	10	—	—	—	—
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—	—
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—	—
Common stock issued to officers	109,667	110	—	—	—	—
Common stock issued upon exercise of warrants	243,901	244	—	—	—	—
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—	—
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624	—
Return of excess preferred stock dividend	—	—	—	—	—	—
Modifications of Series E warrant prices	—	—	—	—	—	—
Warrant issued for services	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2005 - restated (carried forward)	3,406,997	3,407	—	—	15,911,331	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2004 (brought forward)	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	(274,518)	—	—	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	4,775,668	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	14,895,029	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange - restated	6,261,816	(6,353,448)	—	—	—
Common stock issued for exercise of additional investment right from private placement	114,937	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	86,265	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	270,844	—	—	—	—
Common stock issued to officers	751,474	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,415	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	3,172,643	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	3,622,670	—	—	—	6,337,717
Return of excess preferred stock dividend	(17,891)	17,891	—	—	—
Modifications of Series E warrant prices	3,490,140	(1,264,247)	—	—	2,225,893
Warrant issued for services	7,189	—	—	—	7,189
Share issuance expenses	(14,234)	—	—	—	(14,234)
Net loss	—	(32,586,847)	—	—	(32,586,847)

Balance at December 31, 2005 - restated (carried forward)	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series E

Balance at December 31, 2005 - restated (brought forward)	3,406,997	3,407	—	—	15,911,331	—
Exercise of Series E warrants	139,207	139	—	—	—	—
Warrant issued for vendor settlement	—	—	—	—	—	—
Warrant issued with promissory notes	—	—	—	—	—	—
Common stock and warrants issued for
Production suite charges	294,693	—	—	—	—	—
Placement agent fees	113,147	113	—	—	—	—
Hapto acquisition - restated	2,031,119	2,031	—	—	—	—
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—
Modifications of Series E and F warrant prices	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	79,887
Share-based compensation	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Net loss - restated	—	—	—	—	—	—

Balance at June 30, 2006 - restated	6,071,403	$5,776	—	—	$15,090,903	$79,893

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2005 - restated (brought forward)	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	58	—	—	—	197
Warrant issued for vendor settlement	54,982	—	—	—	54,982
Warrant issued with promissory notes	7,262	—	—	—	7,262
Common stock and warrants issued for
Production suite charges	67,505	—	—	—	67,505
Placement agent fees	424,187	—	—	—	424,300
Hapto acquisition - restated	10,692,540	—	—	—	10,6944,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	820,342	—	—	—	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—
Fair value of warrants reclassified as liabilities	(11,951,000)	—	—	—	(11,951,000)
Modifications of Series E and F warrant prices	258,112	(258,112)	—	—	—
Dividends on Series E preferred stock	—	(79,887)	—	—	—
Share-based compensation	20,292	—	—	—	20,292
Share issuance expenses	(4,429)	—	—	—	(4,429)
Amortization of deferred compensation	—	—	—	20,484	20,484
Net loss - restated	—	(15,671,085)	—	—	(15,671,085)

Balance at June 30, 2006 - restated	$114,440,908	$(176,648,279)	$(177,645)	$(441,961)	$(47,650,405)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception to) June 30, 2006
	Six months ended June 30,

	2006	2005

	(restated)	(restated)	(restated)
Cash flows from operating activities
Net loss	$(15,071,085)	$(19,205,024)	$(160,289,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	106,562	174,616	5,673,409
Allowance for doubtful accounts	—	—	5,374
Unrealized loss on marketable securities	—	—	11,404
Realized loss on marketable securities	—	—	5,250
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	20,484	136,720	309,623
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	63,113	183,876	4,258,772
Non-cash imputed interest	4,107,000	3,167,890	27,029,150
Non-cash production suite charges	1,187,339	—	1,422,839
Share-based compensation	20,292	—	20,292
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Purchased in-process research and development	11,005,215	—	11,005,215
Change in fair value of warrants	(5,082,969)	—	(5,082,969)
Other	—	13,457	20,646
Changes in operating assets and liabilities
Prepaid and other current assets	(71,459)	(147,893)	(132,549)
Accounts payable and accrued liabilities	(239,256)	(1,051,610)	4,808,106

Net cash used in operating activities	(4,566,474)	(6,399,769)	(92,928,260)

Cash flows from investing activities
Purchases of property and equipment	(31,195)	(39,056)	(4,645,072)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(17,669)	(18,949)	(1,087,542)
Organization costs	—	—	(10,238)
Deposits	(98,562)	—	(888,835)
Cash paid for Hapto acquisition, net of $37,074 cash received	(186,750)	—	(186,750)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(334,176)	(58,005)	(6,744,965)

Cash flows from financing activities
Proceeds from issuance of notes payable	690,000	3,026,700	14,338,126
Proceeds from issuance of common stock	—	4,978,567	61,701,458
Proceeds from exercise of warrants	197	—	1,362,822
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	(4,429)	—	(5,388,676)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock	5,526,829	—	15,486,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(8,444)	(45,175)	(593,238)
Repayment of loan payable	(20,609)	(99,674)	(1,259,770)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(121,361)	(96,311)	(621,361)
Repayment of promissory notes	(440,000)	(141,201)	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	5,842,683	7,842,906	101,290,647

Net Increase in Cash And Cash Equivalents	942,033	1,385,132	1,617,422
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$1,617,422	$1,612,502	$1,617,422

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception to) June 30, 2006
	Six months ended June 30,

	2006	2005

	(restated)	(restated)	(restated)
Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$7,717	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	778,744	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Accretion of discount on preferred stock and warrants	258,112	6,420,665	13,267,807
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Series C preferred stock converted o common stock	—	—	137,645
Series D preferred stock converted to common stock	820,428	—	820,428
Series D preferred stock issued in lieu of common stock	—	9,629,055	12,343,678
Series E basis increased fro stock dividend	79,887	—	79.887
Share issuance expenses for
Series B preferred stock incurred through issuance of warrants	—	—	391,307
Series C preferred stock incurred through issuance of warrants	—	—	272,386
Fair value of warrants reclassified to warrant liability	20,829,822	—	20,829,822
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	301,333	9,626,626	13,413,959
Promissory notes interest due repaid with common stock	—	674,587	658,776
Common stock and warrants issued to settle liability	424,300	—	424,300
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$43,793	$35,018	$904,419

Cash paid for income taxes	$—	$—	$203,411

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

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. Additionally, in the first quarter of 2007, we discovered while preparing for the December 31, 2006 audit, that although we had properly disclosed the issuance of a warrant to our investment bankers in connection with our Hapto acquisition in the second quarter of 2006 in our Form 10-QSB filing, we had inadvertently failed to record the related non-cash charge for the warrant issuance. As a result of the SEC’s review and our internal findings, on December 26, 2006 and on April 17, 2007, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, June and September 2006, and the fiscal year ended December 31, 2005 to reflect these changes.

A summary of significant effects of the restatement are as follows:

An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 5, 2005 private placement.We determined that this adjustment was necessary under EITF Topic D-42. Topic D-42 requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, we should record the excess of 1) the fair value of all securities transferred to the Series C holders over 2) the fair value of securities issuable pursuant to the original conversion terms as a reduction of net earnings to arrive at net loss available to common shareholders. Though we accounted for the fair value of the warrants as a deemed dividend on the day of the transaction we did not account for the excess of the fair value of the common shares transferred over the fair value of the securities issuable pursuant to the original conversion terms of the Series C.

In the second quarter of 2005 a $2,212,436 charge for the Series E warrant price reduction originally recorded as a deemed dividend in the second quarter was reversed and recorded as a debt discount for the same amount. Since the repricing of the warrants is related to the issuance of debt we believe the amount should have been recorded as a debt discount on the day of issuance and amortized to financing expense over the life of the debt. We originally recorded this amount as a deemed dividend. This debt discount was then amortized to interest expense as follows: $154,698 in the second quarter of 2005, $1,315,671 in the third quarter of 2005, and the balance of $742,067 in the fourth quarter of 2005.

In the second quarter of 2006, we failed to record a $717,000 charge for the Black Scholes value of a warrant issued to our investment banker in connection with the Hapto transaction. The warrant will be recorded as a charge to purchased in-process research and development costs with a corresponding credit to additional paid-in capital.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations	Three Months Ended June 30, 2005 (As Previously Reported)	Amount of Change	Three Months Ended June 30, 2005 (As Restated)

Interest and other expense	$1,704,057	$154,698	$1,858,755
Net loss	(4,148,045)	(154,698)	(4,302,743)
Preferred Stock and warrants deemed dividends and discounts	2,279,653	(2,212,436)	67,217
Net loss applicable to common shareholders	(6,427,698)	2,057,738	(4,369,960)
Net loss per share-basic and diluted	$(3.16)	$1.01	$(2.15)

Statement of Operations	Six Months Ended June 30, 2005 (As Previously Reported)	Amount of Change	Six Months Ended June 30, 2005 (As Restated)

Interest and other expense	$3,254,221	$154,698	$3,408,919
Net loss	(19,050,326)	(154,698)	(19,205,024)
Preferred Stock and warrants deemed dividends and discounts	4,405,627	2,015,038	6,420,665
Net loss applicable to common shareholders	(23,438,062)	(2,169,736)	(25,607,798)
Net loss per share-basic and diluted	$(12.69)	$(1.18)	$(13.87)

Statement of Operations	Three Months Ended June 30, 2006 (As Previously Reported)	Amount of Change	Three Months Ended June 30, 2006 (As Restated)

Purchased in-process research and development costs	$10,288,215	$717,000	$11,005,215
Net loss	(10,160,191)	(717,000)	(10,877,191)
Net loss applicable to common shareholders	(10,498,190)	(717,000)	(11,215,190)
Net loss per share-basic and diluted	$(1.61)	$(0.11)	$(1.72)

Statement of Operations	Six Months Ended June 30, 2006 (As Previously Reported)	Amount of Change	Six Months Ended June 30, 2006 (As Restated)

Purchased in-process research and development costs	$10,288,215	$717,000	$11,005,215
Net loss	(14,954,085)	(717,000)	(15,671,085)
Net loss applicable to common shareholders	(15,292,084)	(717,000)	(16,009,084)
Net loss per share-basic and diluted	$(2.82)	$(0.13)	$(2.95)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations	Cumulative From March 12, 1991 (inception) to June 30, 2006 (As Previously Reported)	Amount of Change	Cumulative From March 12, 1991 (inception) to June 30, 2006 (As Restated)

Interest and other expense	$31,308,305	$2,212,436	$33,520,741
Purchased in-process research and development costs	10,288,215	717,000	11,005,215
Net loss	(157,359,575)	(2,929,436)	(160,289,011)
Preferred Stock and warrants deemed dividends and discounts	11,252,769	2,015,038	13,267,807
Net loss applicable to common shareholders	$(171,703,805)	$(4,944,474)	$(176,648,279)

Balance Sheet	June 30, 2006 (As Previously Reported	Amount of Change	June 30, 2006 (As Restated

Additional paid-in capital	$109,496,434	$4,944,474	$114,440,908
Deficit accumulated during the developmental stage	(171,703,805)	(4,944,474)	(176,648,279)

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $16 million during the six months ended June 30, 2006, and, as of that date, our current liabilities exceeded our current assets by $47.5 million, our total liabilities exceeded our total assets by $46.5 million and we have a deficit accumulated in the development stage of $176.6 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The fair value of stock options granted during the three and six months ended June 30, 2006 was estimated at $2.12 and $1.81, respectively using the Black-Scholes option-pricing model. This model used the following assumptions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Dividend yield	0.00%	0.00%
Volatility	86.00%	86.00%
Risk-free rate of return	4.63- 5.01%	4.41- 5.01%
Expected life	5 years	5 years

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss applicable to common shareholders, as reported	$(4,369,960)	$(25,607,798)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(52,038)	(53,851)

Pro forma net loss	$(4,421,998)	$(25,661,649)

Basic and diluted loss per share:
As reported	$(2.15)	$(13.87)
Pro forma	(2.17)	(13.90)

Changes in options outstanding under the plans for the six months ended June 30, 2006 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	544,546	$21.15
Granted	9,800	3.13
Cancelled	(1,357)	19.64

Outstanding June 30, 2006	552,989	$20.78	$1,600	5.7

Exercisable June 30, 2006	540,521	$20.54	$—	5.6

515,576 of the above outstanding stock options were granted outside of our employee stock option plan.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 06/30/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 06/30/06	Weighted- average exercise price

$3.00	—	$14.85	437,316	6.3	$3.79	428,007	$3.72
27.00	—	33.75	57,144	3.7	28.49	54,127	26.86
45.00	—	131.25	52,912	3.5	54.82	52,770	54.66
523.50	—	907.50	3,522	2.2	756.38	3,522	756.38
930.00	—	1,500.00	2,095	1.1	1,260.91	2,095	1,260.91

$3.00	—	$1,500.00	552,989	5.7	$20.78	540,521	$20.54

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

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto. For such acquisition we issued a total of 2,031,119 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share.. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Such warrant was valued using the Black Scholes formula at $717,000. Based on the market price of our common stock on April 14, 2006, and valuing the warrants issued to Hapto’s shareholders as well as those issued to our investment advisor using the Black Scholes formula, the purchase price for Hapto was $10,694,571. Based on a preliminary purchase price allocation, the purchase price of $10,694,571, together with legal and other charges of $223,824, and negative goodwill of $86,820, or $11,005,215, was recorded as purchased in-process research and development, and accordingly, expensed immediately.. The Black Scholes model used to calculate the value of the warrants to the Hapto shareholders and R & R utilized the following factors: a three year term, risk-free rate of 3.73%, 86% volatility and no dividend yield.

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

We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. For such acquisition we issued a total of 2,057,333 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders and R & R was approximately $10,800,000. The purchase price will be allocated to in-process research and development costs, and accordingly, expensed immediately.

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

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to usrequired to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective:

•

In relation to the preferred stock transaction completed on April 17, 2006 that caused the Company’s outstanding warrants to be classified as a liability, the Company’s financial reporting close review controls did not identify a material clerical error that was made when transferring the computed fair value of all the warrants to a computerized spreadsheet.

•

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. Additionally, in the first quarter of 2007, we discovered while preparing for the December 31, 2006 audit, that although we had properly disclosed the issuance of a warrant to our investment bankers in connection with our Hapto acquisition in the second quarter of 2006 in our Form 10-QSB filing, we had inadvertently failed to record the related non-cash charge for the warrant issuance.

Remediation of Material Weaknesses

Management has corrected the financial statements and disclosures and discussed this matter with the audit committee. Due to limited funding we rely primarily on one person to handle all of the various accounting responsibilities we encounter as well as to determine the appropriate accounting for the various complex accounting transactions we enter into. To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we plan to:

•	add an additional computational check control to our future spreadsheet calculations,

•	dedicate additional time and resources to training, and

•	consider allocating our limited resources to hiring outside financial consultants to assist with the review of our more complex financing transactions.

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