Form 10QSB/A
period 2006-09-30
ORTEC INTERNATIONAL INC
filed 2007-04-17
CIK 889992

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
QUARTER ENDED SEPTEMBER 30, 2006

ITEMS IN FORM 10-QSB/A

EXPLANATORY NOTE:

This Amendment on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to restate certain amounts (see “Restatement” within Note 1 for discussion of significant changes) to Ortec International, Inc’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, initially filed with the Securities and Exchange Commission (‘SEC”) on November 13, 2006 (the “Original Filing”).

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

The items amended are as follows:

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006

(Unaudited)
(restated)
ASSETS
Current assets:
Cash and cash equivalents	$76,635
Prepaid and other current assets	165,328

Total current assets	241,963
Property and equipment, net	179,865
Patent application costs, net	503,244
Deposits and other assets	257,526

Total assets	$1,182,598

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,716,564
Insurance premium financing payable	40,002
Current maturities of loan payable	42,901
Capital lease obligation – current	9,552
Obligation under revenue interest assignment	35,978,000

Total current liabilities	39,787,019
Promissory notes – noncurrent	17,746
Capital lease obligation – noncurrent	3,423

Total liabilities	39,808,188

COMMITMENTS AND CONTINGENCIES

Temporary equity-common stock, $.001 par value, 294,693 shares issued and outstanding	1,119,834

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D-1, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903
Common stock, $.001 par value; authorized 200,000,000 shares; 8,894,004 issued and 8,893,870 outstanding (including 294,693 shares subject to registration rights classified as temporary equity)	8,599
Additional paid-in capital	120,300,942
Deficit accumulated during the development stage	(174,722,326)
Treasury stock, 134 shares at cost	(177,645)
Deferred compensation	(245,897)

Total shareholders’ deficit	(39,745,424)

Total liabilities and shareholders’ deficit	$1,182,598

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative From March 12, 1991 (inception) to Sept. 30, 2006
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2006	2005	2006	2005

	(restated)	(restated)	(restated)	(restated)	(restated)
Product revenue	$—	$—	$—	$—	$265,665

Expenses
Product and laboratory costs	1,070,449	847,279	3,577,309	2,787,513	34,364,457
Personnel	795,562	852,254	2,806,231	3,009,968	43,887,786
General and administrative	552,305	412,795	1,240,409	1,494,318	22,144,866
Rent	182,580	119,692	547,740	354,536	4,994,047
Consulting	—	—	—	—	5,702,651
Interest and other expense	2,301,350	3,296,921	6,511,046	6,705,840	35,822,091
Interest and other income	(6,833)	31,641	(38,483)	85,232	(2,592,701)
Purchased in-process research and development costs	47,222	—	11,052,437	—	11,052,437
Change in value of warrants	(6,959,596)	—	(12,042,565)	—	(12,042,565)
Loss on settlement of promissory notes	—	—	—	10,328,199	13,081,453
Lease termination costs	—	—	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	—	—	1,004,027

	(2,016,961)	5,560,582	13,654,124	24,765,606	158,537,715

Net income (loss)	2,016,961	(5,560,582)	(13,654,124)	(24,765,606)	(158,272,050)

Preferred stock dividends	71,148	—	151,035	(17,891)	3,162,609
Preferred stock and warrants deemed dividends and discounts	19,860	—	277,972	6,420,665	13,287,667

Net income (loss) applicable to common shareholders	$1,925,953	$(5,560,582)	$(14,083,131)	$(31,168,380)	$(174,722,326)

Net income (loss) per share

Basic	$0.25	$(2.16)	$(2.28)	$(14.91)

Diluted	$0.12	$(2.16)	$(2.28)	$(14.91)

Weighted average shares outstanding

Basic	7,684,171	2,569,346	6,181,469	2,090,194

Diluted	15,446,721	2,569,346	6,181,469	2,090,194

          See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

March 12, 1991 (inception) to December 31, 1991 Founders	10,358	$10	—	—	—	—	—
First private placement ($45.00 per share)	1,450	2	—	—	—	—	—
The Director ($172.50 and $795.00 per share)	994	1	—	—	—	—	—
Second private placement ($1413.75 per share)	354	—	—	—	—	—	—
Share issuance expense	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1991	13,156	13	—	—	—	—	—
Second private placement ($1,413.75 per share)	176	—	—	—	—	—	—
Second private placement ($1,413.75 per share)	152	—	—	—	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	212	—	—	—	—	—	—
Share issuance expense	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1992	13,696	13	—	—	—	—	—
Third private placement ($1,500.00 per share)	731	1	—	—	—	—	—
Third private placement ($1,500.00 per share)	150	—	—	—	—	—	—
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	741	1	—	—	—	—	—
Stock purchase agreement with the Director ($1,413.75 per share)	142	—	—	—	—	—	—
Shares issued in exchange for commission	4	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1993	15,464	15	—	—	—	—	—
Fourth private placement ($1,500.00 per share)	263	—	—	—	—	—	—
Stock purchase agreement with Home
Insurance Company ($1,500.00 per share)	333	1	—	—	—	—	—
Share issuance expense	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1994	16,060	16
Rent forgiveness	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1995	16,060	16	—	—	—	—	—
Initial public offering	8,000	8	—	—	—	—	—
Exercise of warrants	226	—	—	—	—	—	—
Fifth private placement ($973.50 per share)	6,394	6	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1996	30,680	30	—	—	—	—	—
Exercise of warrants	7,726	8	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1997 (carried forward)	38,406	38	—	—	—	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

March 12, 1991 (inception) to December 31, 1991 Founders	$860	—	—	—	$870
First private placement ($45.00 per share)	64,998	—	—	—	65,000
The Director ($172.50 and $795.00 per share)	249,999	—	—	—	250,000
Second private placement ($1413.75 per share)	500,000	—	—	—	500,000
Share issuance expense	(21,118)	—	—	—	(21,118)
Net loss	—	(281,644)	—	—	(281,644)

Balance at December 31, 1991	794,739	(281,644)	—	—	513,108
Second private placement ($1,413.75 per share)	250,006	—	—	—	250,006
Second private placement ($1,413.75 per share)	215,467	—	—	—	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	299,998	—	—	—	299,998
Share issuance expense	(35,477)	—	—	—	(35,477)
Net loss	—	(785,941)	—	—	(785,941)

Balance at December 31, 1992	1,524,733	(1,067,585)	—	—	457,161
Third private placement ($1,500.00 per share)	1,096,499	—	—	—	1,096,500
Third private placement ($1,500.00 per share)	225,000	—	—	—	225,000
Stock purchase agreement with Home Insurance Company ($1,350.00 per share)	999,998	—	—	—	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	200,000	—	—	—	200,000
Shares issued in exchange for commission	6,000	—	—	—	6,000
Share issuance expenses	(230,207)	—	—	—	(230,207)
Net loss	—	(1,445,624)	—	—	(1,445,624)

Balance at December 31, 1993	3,822,023	(2,513,209)	—	—	1,308,829
Fourth private placement ($1,500.00 per share)	397,712	—	—	—	397,712
Stock purchase agreement with Home
Insurance Company ($1,500.00 per share)	499,999	—	—	—	500,000
Share issuance expense	(8,697)	—	—	—	(8,697)
Net loss	—	(1,675,087)	—	—	(1,675,087)

Balance at December 31, 1994	4,711,037	(4,188,296)	—	—	522,757
Rent forgiveness	40,740	—	—	—	40,740
Net loss	—	(1,022,723)	—	—	(1,022,723)

Balance at December 31, 1995	4,751,777	(5,211,019)	—	—	(459,226)
Initial public offering	5,999,992	—	—	—	6,000,000
Exercise of warrants	33,885	—	—	—	33,885
Fifth private placement ($973.50 per share)	6,220,791	—	—	—	6,220,797
Share issuance expenses	(1,580,690)	—	—	—	(1,580,690)
Stock options issued for services	152,000	—	—	—	152,000
Net loss	—	(2,649,768)	—	—	(2,649,768)

Balance at December 31, 1996	15,577,755	(7,860,787)	—	—	7,716,998
Exercise of warrants	10,822,783	—	—	—	10,822,791
Share issuance expenses	(657,508)	—	—	—	(657,508)
Stock options and warrants issued for services	660,000	—	—	—	660,000
Net loss	—	(4,825,663)	—	—	(4,825,663)

Balance at December 31, 1997 (carried forward)	26,403,030	(12,686,450)	—	—	13,716,618

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 1997 (brought forward)	38,406	38	—	—	—	—	—
Exercise of warrants	1,477	2	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—	—
Sixth private placement	1,333	1	—	—	—	—	—
Sixth private placement – warrants issued	—	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Purchase of 44 shares of treasury stock (at cost)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1998	41,216	41	—	—	—	—	—
Exercise of warrants	94	—	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—	—
Seventh private placement ($1,312.50 per share)	2,594	3	—	—	—	—	—
Seventh private placement – investor warrants	—	—	—	—	—	—	—
Seventh private placement – placement agent warrants	—	—	—	—	—	—	—
Eighth private placement ($825.00 per share)	10,909	11	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Purchase of 61 shares of treasury stock (at cost)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 1999	54,813	55	—	—	—	—	—
Exercise of options and warrants	1,170	1	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—	—
Ninth private placement ($2,250.00 per share)	444	—	—	—	—	—	—
Ninth private placement – placement agent warrants	—	—	—	—	—	—	—
Tenth private placement ($1,012..50 per share)	8,318	8	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Purchase of 29 shares of treasury stock (at cost)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2000	64,745	64	—	—	—	—	—
Stock options issued for services	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2001	64,745	64	—	—	—	—	—
Exercise of options and warrants	2,381	2	—	—	—	—	—
Stock options and warrants issued for services	—	—	—	—	—	—	—
Warrants issued with convertible debentures	—	—	—	—	—	—	—
Warrants issued with convertible redeemable preferred stock	—	—	—	—	—	—	—
Convertible debenture conversion benefit	—	—	—	—	—	—	—
Redeemable convertible preferred stock conversion benefit	—	—	—	—	—	—	—
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—	—	—
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	—	—	—	—
Shares issuance costs – preferred stock	—	—	(866,612)	—	—	—	—
Preferred stock dividends	25,021	25	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	—	—	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 1997 (brought forward)	26,403,030	(12,686,450)	—	—	13,716,618
Exercise of warrants	1,281,955	—	—	—	1,281,957
Stock options and warrants issued for services	1,920,111	—	—	—	1,920,111
Sixth private placement	1,788,697	—	—	—	1,788,698
Sixth private placement – warrants issued	211,302	—	—	—	211,302
Share issuance expenses	(48,000)	—	—	—	(48,000)
Purchase of 44 shares of treasury stock (at cost)	—	—	(67,272)	—	(67,272)
Net loss	—	(8,412,655)	—	—	(8,412,655)

Balance at December 31, 1998	31,557,095	(21,099,105)	(67,272)	—	10,390,759
Exercise of warrants	14,103	—	—	—	14,103
Stock options and warrants issued for services	64,715	—	—	—	64,715
Seventh private placement ($1,312.50 per share)	3,168,782	—	—	—	3,168,785
Seventh private placement – investor warrants	236,291	—	—	—	236,291
Seventh private placement – placement agent warrants	232,000	—	—	—	232,000
Eighth private placement ($825.00 per share)	8,999,991	—	—	—	9,000,002
Share issuance expenses	(619,908)	—	—	—	(619,908)
Purchase of 61 shares of treasury stock (at cost)	—	—	(75,518)	—	(75,518)
Net loss	—	(10,040,509)	—	—	(10,040,509)

Balance at December 31, 1999	43,653,069	(31,139,614)	(142,790)	—	12,370,720
Exercise of options and warrants	327,281	—	—	—	327,282
Stock options and warrants issued for services	56,265	—	—	—	56,265
Ninth private placement ($2,250.00 per share)	1,000,005	—	—	—	1,000,005
Ninth private placement – placement agent warrants	23,000	—	—	—	23,000
Tenth private placement ($1,012..50 per share)	8,421,063	—	—	—	8,421,071
Share issuance expenses	(641,500)	—	—	—	(641,500)
Purchase of 29 shares of treasury stock (at cost)	—	—	(34,855)	—	(34,855)
Net loss	—	(12,129,663)	—	—	(12,129,663)

Balance at December 31, 2000	52,839,183	(43,269,277)	(177,645)	—	9,392,325
Stock options issued for services	188,080	—	—	—	188,080
Net loss	—	(15,885,377)	—	—	(15,885,377)

Balance at December 31, 2001	53,027,263	(59,154,654)	(177,645)	—	(6,304,972)
Exercise of options and warrants	355	—	—	—	357
Stock options and warrants issued for services	113,060	—	—	—	113,060
Warrants issued with convertible debentures	440,523	—	—	—	440,523
Warrants issued with convertible redeemable preferred stock	559,289	—	—	—	559,289
Convertible debenture conversion benefit	1,042,663	—	—	—	1,042,663
Redeemable convertible preferred stock conversion benefit	1,097,886	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	3,486,318	—	—	—	7,338
Shares issuance costs – preferred stock	304,615	—	—	—	(561,997)
Preferred stock dividends	1,125,909	(1,125,934)	—	—	—
Net loss	—	(21,578,021)	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	—	—	—	—
Exercise of options and warrants	26,583	27	—	—	—	—	—
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—	—
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	—	—
Warrants issued for services	—	—	—	—	—	—	—
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	—	—
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	—	—
Preferred stock dividends	6,154	6	—	—	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	—	—
Common stock to be issued in connection with promissory notes	—	—	—	—	—	—	—
Adjustment for one for ten reverse stock split	5	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	—	—
Common stock issued in connection with previously issued notes	10,467	11	—	—	—	—	—
Common stock issued in connection with promissory notes	22,122	22	—	—	—	—	—
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	—	—
Common stock issued in connection with exercise of warrants	2,164	2	—	—	—	—	—
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	—	(137,752)	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	—	—	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	33,132	33	—	—	939,050	—	—
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	—	—
Option issued to director for services	—	—	—	—	—	—	—
Warrant issued for services	—	—	—	—	—	—	—
Warrant issued in connection with lease	—	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Special warrant offer deemed dividends	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2002 (brought forward)	61,197,881	(81,858,609)	(177,645)	—	(15,801,132)
Exercise of options and warrants	12,939	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	—	—	7,690,000
Warrants issued with preferred stock	1,716,199	—	—	—	—
Warrants issued for services	87,000	—	—	—	87,000
Share issuance costs – preferred stock	359,078	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	3,253,409	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	—	—	—
Preferred stock deemed dividends and discounts	4,269,000	(4,269,000)	—	—	—
Preferred stock dividends	923,071	(923,077)	—	—	—
Common stock dividend to be distributed on series C preferred stock	336,550	(336,550)	—	—	—
Common stock to be issued in connection with promissory notes	287,000	—	—	—	287,000
Adjustment for one for ten reverse stock split	—	—	—	—	—
Net loss	—	(15,920,504)	—	—	(15,920,504)

Balance at December 31, 2003	72,442,127	(103,307,740)	(177,645)	—	(24,476,407)
Common stock issued in connection with previously issued notes	(11)	—	—	—	—
Common stock issued in connection with promissory notes	746,180	—	—	—	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	828,540	—	—	—	828,540
Common stock issued in connection with exercise of warrants	323	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	137,745	—	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	30,098	(30,099)	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer	498,936	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	613,805	(613,805)	—	—	—
Option issued to director for services	398,574	—	—	—	398,574
Warrant issued for services	94,393	—	—	—	94,393
Warrant issued in connection with lease	18,500	—	—	—	18,500
Share issuance expenses	(26,600)	—	—	—	(26,600)
Special warrant offer deemed dividends	1,123,000	(1,123,000)	—	—	—
Net loss	—	(15,377,900)	—	—	(15,377,900)

Balance at December 31, 2004 (carried forward)	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	—	—
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	—	—	—	—	—
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	—	—	5,733,853	—	—
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange (restated)	218,912	219	—	(3,529,289)	3,620,702	—	—
Common stock issued for exercise of additional investment right from private placement	10,217	10	—	—	—	—	—
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—	—	—
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—	—	—
Common stock issued to officers	109,667	110	—	—	—	—	—
Common stock issued upon exercise of warrants	243,901	244	—	—	—	—	—
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—	—	—
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624	—	—
Return of excess preferred stock dividend	—	—	—	—	—	—	—
Modifications of Series E warrant prices (restated)	—	—	—	—	—	—	—
Warrant issued for services	—	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Net loss (restated)	—	—	—	—	—	—	—

Balance at December 31, 2005 - restated (carried forward)	3,406,997	3,407	—	—	15,911,331	—	—

	Additional paid-in capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2004 (brought forward)	76,905,610	(120,452,544)	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	(274,518)	—	—	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	4,775,668	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	14,895,029	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange (restated)	6,261,816	(6,353,448)	—	—	—
Common stock issued for exercise of additional investment right from private placement	114,937	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	86,265	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	270,844	—	—	—	—
Common stock issued to officers	751,474	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	3,415	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	3,172,643	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	3,622,670	—	—	—	6,337,717
Return of excess preferred stock dividend	(17,891)	17,891	—	—	—
Modifications of Series E warrant prices (restated)	3,490,140	(1,264,247)	—	—	2,225,893
Warrant issued for services	7,189	—	—	—	7,189
Share issuance expenses	(14,234)	—	—	—	(14,234)
Net loss (restated)	—	(32,586,847)	—	—	(32,586,847)

Balance at December 31, 2005 - restated (carried forward)	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock

	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E

Balance at December 31, 2005 - restated (brought forward)	3,406,997	3,407	—	—	15,911,331	—	—
Exercise of Series E warrants	139,207	139	—	—	—	—	—
Warrant issued for vendor settlement	—	—	—	—	—	—	—
Warrant issued with promissory notes	—	—	—	—	—	—	—
Common stock and warrants issued for
Production suite charges	294,693	—	—	—	—	—	—
Placement agent fees	113,147	113	—	—	—	—	—
Hapto acquisition (restated)	2,031,119	2,031	—	—	—	—	—
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	—	151,035
Conversion of Series E preferred to common stock	2,822,078	2,822	—	—	—	—	(151,041)
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—	—
Reduction of warrant liability	—	—	—	—	—	—	—
Modifications of Series E and F warrant prices	—	—	—	—	—	—	—
Transfer of Preferred stock series: D to D-1	—	—	—	—	(15,090,903)	15,090,903	—
Share-based compensation	—	—	—	—	—	—	—
Share issuance expenses	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—
Adjustment for one for fifteen reverse stock split	523	1	—	—	—	—	—
Net loss (restated)	—	—	—	—	—	—	—

Balance at September 30, 2006 (restated)	8,894,004	$8,599	—	—	—	$15,090,903	—

	Additional paid-in Capital	Deficit accumulated during the development stage	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

Balance at December 31, 2005 - restated (brought forward)	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	58	—	—	—	197
Warrant issued for vendor settlement	54,982	—	—	—	54,982
Warrant issued with promissory notes	7,262	—	—	—	7,262
Common stock and warrants issued for
Production suite charges	67,505	—	—	—	67,505
Placement agent fees	424,187	—	—	—	424,300
Hapto acquisition (restated)	10,692,540	—	—	—	10,694,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	820,342	—	—	—	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—
Dividends on Series E preferred stock	—	(151,035)	—	—	—
Conversion of Series E preferred to common stock	148,219	—	—	—	—
Fair value of warrants reclassified as liabilities	(11,951,000)	—	—	—	(11,951,000)
Reduction of warrant liability	5,736,591	—	—	—	5,736,591
Modifications of Series E and F warrant prices	277,972	(277,972)	—	—	—
Transfer of Preferred stock series: D to D-1	—	—	—	—	—
Share-based compensation	28,346	—	—	—	28,346
Share issuance expenses	(57,118)	—	—	—	(57,118)
Amortization of deferred compensation	—	—	—	216,548	216,548
Adjustment for one for fifteen reverse stock split	(1)	—	—	—	—
Net loss (restated)	—	(13,654,124)	—	—	(13,654,124)

Balance at September 30, 2006 (restated)	$120,300,942	$(174,722,326)	$(177,645)	$(245,897)	$(39,745,424)

          See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended Sept. 30,		Cumulative from March 12, 1991 (inception) to Sept. 30, 2006

	2006	2005

	(restated)	(restated)	(restated)
Cash flows from operating activities
Net loss	$(13,654,124)	$(24,765,606)	$(158,272,050)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	156,617	236,087	5,723,464
Gain on sale of property and equipment	—	—	(58,642)
Loss on settlement of promissory note	—	10,328,199	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	216,548	212,930	505,687
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	64,601	165,814	2,047,824
Non-cash imputed interest	6,409,000	6,412,259	31,543,586
Non-cash production suite charges	1,187,339	—	1,422,839
Share-based compensation	28,346	—	28,346
Gain on loan adjustment	—	—	(236,000)
Gain on vendor settlement	(11,710)	—	(11,710)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchase of marketable securities	—	—	(19,075,122)
Sales of marketable securities	—	—	19,130,920
Purchased in-process research and development	11,052,437	—	11,052,437
Change in fair value of warrants	(12,042,565)	—	(12,042,565)
Other	—	16,697	42,674
Changes in operating assets and liabilities
Prepaid and other current assets	(8,774)	(76,003)	(69,864)
Accounts payable and accrued liabilities	655,966	(547,637)	5,703,328

Net cash used in operating activities	(5,946,319)	(8,017,260)	(94,308,105)

Cash flows from investing activities
Purchases of property and equipment	(32,555)	(45,406)	(4,646,432)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	(27,602)	(42,088)	(1,097,475)
Organization costs	—	—	(10,238)
Deposits	(98,562)	—	(888,835)
Cash paid for Hapto acquisition, net of $19,422 cash received	(204,402)	—	(204,402)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(363,121)	(87,494)	(6,773,910)

Cash flows from financing activities
Proceeds from issuance of notes payable	690,000	3,311,700	14,338,126
Proceeds from issuance of common stock	—	4,972,869	61,701,458
Proceeds from exercise of warrants	197	—	1,362,860
Proceeds from insurance premium financing	220,500	220,000	720,500
Share issuance expenses and other financing costs	(57,118)	—	(5,441,365)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock	5,526,829	—	15,486,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(11,921)	(57,004)	(596,715)
Repayment of loan payable	(31,070)	(151,043)	(1,270,231)
Repayment of obligations under revenue interest assignment	—	—	(11,414)
Repayment of insurance premium financing payable	(180,498)	(170,078)	(680,498)
Repayment of promissory notes	(440,000)	(147,913)	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	5,716,919	7,978,531	101,164,883

Effect of exchange rate changes on cash and cash equivalents	(6,233)	—	(6,233)

Net Increase in Cash And Cash Equivalents	(598,754)	(126,223)	76,635
CASH AND CASH EQUIVALENTS
Beginning of period	675,389	227,370	—

End of period	$76,635	$101,147	$76,635

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended Sept. 30,		Cumulative from March 12, 1991 (inception) to Sept. 30, 2006

	2006	2005

	(restated)	(restated)	(restated)
Supplemental disclosures of cash flow information:
Noncash investing and financing activities
Assets acquired under capital leases	$—	$7,717	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	778,744	751,584
Dividends on series B preferred stock paid in common shares	—	—	2,099,011
Dividends on series C preferred stock paid in common shares	—	(17,891)	576,013
Dividends on series E preferred stock paid in common shares	151,035	—	151,035
Accretion of discount on preferred stock and warrants	277,972	6,420,665	13,287,667
Series B preferred stock converted to common stock	—	270,859	270,859
Series C preferred stock exchanged for common stock	—	3,529,289	3,529,289
Series C preferred stock converted o common stock	—	—	137,645
Series D preferred stock converted to common stock	820,428	—	820,428
Series D preferred stock issued in lieu of common stock	—	9,629,055	12,343,678
Series D preferred stock exchanged for Series D-1 preferred stock	15,090,903	—	15,090,903
Series E preferred stock converted to common stock	151,041	—	151,041
Share issuance expenses for
Series B preferred stock incurred through issuance of warrants	—	—	391,307
Series C preferred stock incurred through issuance of warrants	—	—	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	54,982	—	54,982
Promissory notes forgiven for warrant participation	—	—	100,000
Promissory notes repaid with common stock	250,000	9,626,626	13,362,626
Promissory notes interest due repaid with common stock	—	674,587	658,776
Common stock and warrants issued to settle liability	424,300	—	424,300
Contribution of capital of amount due to founder	—	—	398,967

Cash paid for interest	$33,751	$40,485	$894,377

Cash paid for income taxes	$—	$—	$203,411

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

In the second quarter of 2005 a $2,212,436 charge for the Series E warrant price reduction originally recorded as “Preferred Stock and warrants deemed dividends and discounts” was reversed and recorded as a debt discount for the same amount. Since the repricing of the warrants is related to the issuance of debt we believe the amount should have been recorded as a debt discount on the day of issuance and amortized to financing expense over the life of the debt. We originally recorded this amount as a deemed dividend. This debt discount was then amortized to interest expense as follows: $154,698 in the second quarter of 2005, $1,315,671 in the third quarter of 2005, and the balance of $742,067 in the fourth quarter of 2005. An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 5, 2005 private placement.

In the second quarter of 2006, we failed to record a $717,000 charge for the Black Scholes value of a warrant issued to our investment banker in connection with the Hapto transaction. The warrant will be recorded as a charge to purchased in-process research and development costs with a corresponding credit to additional paid-in capital.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations	Three Months Ended Sept. 30, 2005 (As Previously Reported)	Amount of Change	Three Months Ended Sept. 30, 2005 (As Restated)

Interest and other expense	$1,981,250	$1,315,671	$3,296,921
Net loss	(4,244,911)	(1,315,671)	(5,560,582)
Net loss applicable to common shareholders	(4,244,911)	(1,315,671)	(5,560,582)
Net loss per share-basic and diluted	$(1.65)	$(0.51)	$(2.16)

Statement of Operations	Nine Months Ended Sept. 30, 2005 (As Previously Reported)	Amount of Change	Nine Months Ended Sept. 30, 2005 (As Restated)

Interest and other expense	$5,235,471	$1,470,369	$6,705,840
Net loss	(23,295,237)	(1,470,369)	(24,765,606)
Preferred Stock and warrants deemed dividends and discounts	4,405,627	2,015,038	6,420,665
Net loss applicable to common shareholders	(27,682,973)	(3,485,407)	(31,168,380)
Net loss per share-basic and diluted	$(13.24)	$(1.67)	$(14.91)

Statement of Operations	Nine Months Ended Sept. 30, 2006 (As Previously Reported)	Amount of Change	Nine Months Ended Sept. 30, 2006 (As Restated)

Purchased in-process research and development costs	$10,335,437	$717,000	$11,052,437
Net loss	(12,937,124)	(717,000)	(13,654,124)
Net loss applicable to common shareholders	(13,366,131)	(717,000)	(14,083,131)
Net loss per share-basic and diluted	$(2.16)	$(0.12)	$(2.28)

Statement of Operations	Cumulative From March 12, 1991 (inception) to Sept. 30, 2006 (As Previously Reported)	Amount of Change	Cumulative From March 12, 1991 (inception) to Sept. 30, 2006 (As Restated)

Interest and other expense	$33,609,655	$2,212,436	$35,822,091
Purchased in-process research and development costs	10,335,437	717,000	11,052,437
Net loss	(155,342,614)	(2,929,436)	(158,272,050)
Preferred Stock and warrants deemed dividends and discounts	11,272,629	2,015,038	13,287,667
Net loss applicable to common shareholders	$(169,777,852)	$(4,944,474)	$(174,722,326)

Balance Sheet	Sept. 30, 2006 (As Previously Reported)	Amount of Change	Sept, 30, 2006 (As Restated)

Additional paid-in capital	$115,356,468	$4,944,474	$120,300,942
Deficit accumulated during the developmental stage	(169,777,852)	(4,944,474)	(174,722,326)

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $14.1 million during the nine months ended September 30, 2006, and, as of that date, our current liabilities exceeded our current assets by $39.6 million, our total liabilities exceeded our total assets by $38.6 million and we have a deficit accumulated in the development stage of $174.7 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Changes in options outstanding under the plans for the six months ended September 30, 2006 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2005	544,546	$21.15
Granted	9,867	3.13
Cancelled	(4,989)	137.56

Outstanding September 30, 2006	549,424	$19.72	$—	5.5

Exercisable September 30, 2006	538,473	$19.50	$—	5.4

515,576 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 09/30/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 09/30/06	Weighted- average exercise price

$3.00	-	$14.85	436,050	6.0	$3.79	428,008	$3.73
27.00	-	33.75	56,271	3.5	28.45	53,504	26.95
45.00	-	131.25	52,147	3.2	54.56	52,005	54.40
523.50	-	907.50	3,097	2.0	757.65	3,097	757.65
930.00	-	1,500.00	1,859	1.0	1,282.50	1,859	1,282.50

$3.00	-	$1,500.00	549,424	5.5	$19.72	538,473	$19.50

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the effect on net loss applicable to common shareholders and loss per share had we applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2005:

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005

Net loss applicable to common shareholders, as reported	$(5,560,582)	$(31,168,380)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,394)	(64,245)

Pro forma net loss	$(5,570,976)	$(31,232,625)

Basic and diluted loss per share:
As reported	$(2.16)	$(14.91)
Pro forma	$(2.17)	$(14.94)

NOTE 4 - NET LOSS PER SHARE

As of September 30, 2006, an aggregate of 6,176,253 shares issuable on exercise of outstanding warrants and options and an aggregate of 1,586,297 shares of common stock issuable upon the conversion of our Series D-1 preferred stock outstanding, respectively, were excluded from the weighted average share calculations for the nine month ended September 30, 2006, as the effect was antidilutive. Such warrants and options and shares underlying the Series D-1 preferred stock were included in the calculation for the quarter ended September 30, 2006. Basic and diluted loss per share for the quarter and nine months ended September 30, 2006 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations include those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

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

Forbearance: On July 1, 2006, our December 13, 2004 agreement with Paul Royalty Fund, L.P. (PRF), whereby PRF agreed not to compel us to repurchase their interest in our revenues expired. Although PRF has had the right for a long period of time to compel us to repurchase its interest in our revenues to date it has not exercised that right. Should PRF compel us to repurchase its interest in our revenues we would more likely not be able to satisfy the debt and PRF’s ability to recover the obligation we would owe it would likely be dependent on our ability to continue as a going concern to obtain

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our products approval.

On October 19, 2006, PRF agreed to extend their previously expired forbearance agreement relating to certain default rights they had related to our revenue interest obligation until January 1, 2007. Such forbearance was given to assist us in our fund raising efforts.

NOTE 8 – PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto. For such acquisition we issued a net total of 2,031,119 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Such warrant was valued using the Black Scholes formula at $717,000. Based on the market price of our common stock on April 14, 2006, and valuing the warrants issued to Hapto’s shareholders as well as those issued to our investment advisor using the Black Scholes formula, the purchase price for Hapto was $10,694,571. Based on a preliminary purchase price allocation, the purchase price of $10,694,571, together with legal and other charges of $223,824, and negative goodwill of $134,042, or $11,052,437, was recorded as purchased in-process research and development, and accordingly, expensed immediately.. The Black Scholes model used to calculate the value of the warrants to the Hapto shareholders and R & R utilized the following factors: a three year term, risk-free rate of 3.73%, 86% volatility and no dividend yield.

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

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective:

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