Form 10KSB
period 2006-12-31
ORTEC INTERNATIONAL INC
filed 2007-06-19
CIK 889992

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-
CHANGE ACT OF 1934

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

Common Stock, $.001 par value

      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

      State issuer’s revenues for its most recent fiscal year - $0 –

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,458,080 as of May 31, 2007.

      State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 8,963,870 as of May 31, 2007. (giving effect to issuance of 10,198 shares as a result of conversion of 38.2395 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.)

DOCUMENTS INCORPORATED BY REFERENCE

None

ORTEC INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

ITEMS IN FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In this Annual Report on Form 10-KSB, “Ortec,” “we,” “us” and “our” refer to Ortec International, Inc. and its wholly owned subsidiaries, Orcel LLC, Hapto Biotech, Inc, and Hapto (Israel) Ltd.. unless the context otherwise provides.

PART I

Item 1.           DESCRIPTION OF BUSINESS

Overview

We are a biotechnology company which was organized in 1991 under the laws of the State of Delaware. We are currently in the development stage, and accordingly, have no revenues. Our offices are located at 3960 Broadway, New York, New York 10032. Our telephone number is 212-740-6999. Our website address is www.ortecinternational.com. Our Stock Symbol is OTCI.PK.

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

From December 2001 through December 2002, our gross revenues from the sale of ORCEL, using a small contracted sales force, were $265,665. We discontinued our sales efforts and the manufacture of fresh ORCEL for commercial sale preferring to use our limited financial resources for the completion of our clinical trial for the use of cryopreserved ORCEL in the treatment of venous stasis ulcers. Based on published information we believe that the use of ORCEL for the treatment of patients suffering from venous stasis ulcers, and of patients suffering from diabetic foot ulcers, each represents a significantly larger potential market than the use of ORCEL for the treatment of donor site wounds or epidermolysis bullosa.

We completed a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart. In February 2004, we filed with the Food and Drug Administration (FDA) our application for Pre-Market Approval (PMA) to market ORCEL for the treatment of venous stasis ulcers. In the process of reviewing our application the FDA requested clarification of the various information provided by us. After a number of meetings we had with the FDA’s staff and additional submissions we made to the FDA, on April 25, 2005 the FDA advised us that although our cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, additional clinical data would be required to demonstrate reasonable assurance of the safety and effectiveness of cryopreserved ORCEL in treating patients with venous stasis ulcers, before the FDA would clear ORCEL for commercial sales for such treatments. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In August 2006, we completed the confirmatory trial of difficult-to-heal venous leg ulcers. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers, by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the other section of the application, which will report the results of our confirmatory clinical trial, in the third quarter of 2007. Such other section will report the results showing the effectiveness of our ORCEL product – treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. These filings will be amendments of these two sections to our PMA application filed in February 2004.

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), the most severe type of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in need for replacement skin. In October 2006, we received a letter from the FDA informing us that the HDE has been approved pending an FDA audit of the manufacturing facility and quality systems at the facility where our ORCEL product will be manufactured. Since we are now close to submitting the PMA for venous stasis ulcers we expect the FDA to inspect the manufacturing facility as part of the PMA approval process.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. The results of that clinical trial showed a 75% improvement over the standard of care as well as a daily healing rate that was twice as fast as the standard of care, for those patients treated with ORCEL. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. If we have sufficient funds, we expect to initiate patient enrollment for the diabetic foot ulcers pivotal clinical trial shortly after receiving FDA clearance for commercial sales of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcers clinical trial will be conducted at up to 25 clinical centers and involve up to approximately 200 patients.

We have a Cell Therapy Manufacturing Agreement with Lonza Walkersville, Inc (successor by acquisition of Cambrex Bio Science Walkersville, Inc.), a subsidiary of Lonza Corporation (Lonza), for Lonza to produce ORCEL for us in Lonza’s production facilities in Walkersville, Maryland. Lonza is experienced in producing cell based medical products such as ORCEL. Having Lonza produce ORCEL for us alleviated the need for us to build and equip our own production and distribution facility, thus avoiding a large capital outlay, and we believe is otherwise more cost effective for us. We have also entered into a Sales Agency Agreement with Lonza for Lonza to be the exclusive distributor of ORCEL in the United States, Canada and Mexico. Our sales agency agreement with Lonza requires Lonza to spend $4,000,000 in a sixteen month period to create a dedicated sales force for, and otherwise to arrange for the sale of ORCEL. That agreement also provides us with the major share of revenues from the sale of ORCEL, a dedicated sales force, and an amendment to our Cell Therapy Manufacturing Agreement with Lonza resulting in a $1,500,000 reduction in the amount we were required to contribute to building a larger production facility. We believe that our production and sales agreements with Lonza will enable us to begin commercial sales of ORCEL in the United States shortly after, and if, we get clearance from the FDA to begin commercial sales of cryopreserved ORCEL for the treatment of venous stasis ulcers. Although Lonza has had the right since April 1, 2005 to terminate our Sales Agency Agreement, we have not received any notices from Lonza that they plan to terminate such agreement. During 2005, Lonza further supported our efforts both through a $200,000 investment in our January 2005 private placement of our common stock and in agreeing to accept 68,667 shares of our common stock and warrants to purchase an additional 103,000 shares of our common stock at an exercise price of $27.00 per share, in exchange for approximately $800,000 of production suite charges for the period May through October 2005. Additionally, for the period January through June 2006, Lonza accepted 294,694 shares of our common stock and warrants to purchase an additional 73,674 shares of our common stock at an exercise price of $11.25 per share in exchange for approximately $800,000 of production suite charges.

We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our Cell Therapy Manufacturing Agreement as well as changes to our Sales Agency Agreement.

While our immediate focus continues to be the commercialization of our core technology for chronic wounds and wound management, we continue to look at opportunities in which we can leverage our cell culturing biomaterials and regulatory knowledge and expertise to broaden our potential sources of revenue.

Acquisition Of Hapto Biotech, Inc.

In October 2004 we entered into a collaboration agreement with Hapto Biotech Inc. (Hapto). Hapto was a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMBs) and Fibrin based peptides (Haptides™), which have demonstrated the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. Hapto’s research indicates that FMBs have the ability to efficiently recover adult stem cells from mixed cell populations, as well as allow for their growth, proliferation and potential reimplantation into the patient. Hapto’s research also indicates that Haptides™ have the ability to enhance cell attraction and attachment, as well as effect cellular internalization of macromolecules and nanoparticles, allowing for the potential development of products for the stem cell, tissue regeneration and tissue augmentation, gene therapy and drug delivery markets. The objective of the collaboration entered into in October 2004 was to combine our proprietary collagen biomaterial and know how with Haptides™ to develop a noncellular peptide based collagen biomaterial which could promote the attraction and attachment of healthy cells within the patient’s body in regenerating new tissue or repairing wounds. The collaboration’s pre-clinical animal studies with this biomaterial showed promising results. Based on these promising results and the potential of the FMB’s technology, on December 15, 2005, we executed a non-binding letter of intent to acquire Hapto, and all its fibrin based technology and intellectual property. On April 14, 2006, we completed the acquisition of Hapto after the acquisition was approved by Hapto’ shareholders and we received commitments for over $6,000,000 from a private placement sale of our equity securities. The receipt of such gross proceeds was a condition for the closing of our acquisition of Hapto. For such acquisition we issued to the Hapto shareholders a total of 2,031,119 shares of our common stock and warrants to purchase an additional 200,000 shares at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC served as our advisor for this acquisition. On April 17, 2006, we completed a private placement sale of our equity securities for aggregate proceeds of $6,176,000.

Research for Hapto’s FMBs and Haptide technologies was conducted at Hadassah Hospital facilities in Jerusalem, Israel, pursuant to an agreement between our Hapto subsidiary and Hadasit Medical Research Services & Development Limited, an Israeli company. Under that agreement Hadasit provided the facilities where the research is conducted as well as the services of one of the two senior scientists who have developed the two Hapto technologies. Hadasit charged us a monthly fee and other charges for the use of such facilities and the services of that one scientist. Our payments have been in arrears due to our lack of funds, and such agreement was cancelled as of March 2007. We may use these services going forward.

Hapto has not conducted any human clinical trials to determine the safety and effectiveness in using FMBs or Haptides to treat human medical conditions. Hapto has performed research on the potential use of FMBs and Haptides in animal tests and in vitro testing and this data has been published. Hapto’s research is conducted in Israel.

We believe that our experience and knowledge in the areas of cell biology, biomaterials and tissue regeneration provide a platform from which we can effectively expand our focus to include the development of stem cell and regenerative medicine products. In anticipation of receiving FDA approval during the next twelve months to begin marketing our ORCEL product for the treatment of venous leg ulcers, we believe we should identify our future growth opportunities. Adding Hapto’s technologies to our product and technology puts us in the growing field of stem cells and regenerative medicine. We hope to pursue the development of these technologies through licensing or other strategic business opportunities. We have not yet entered into any such licensing or other strategic business arrangements.

ORCEL

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

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for clearance by the FDA and by similar authorities in foreign countries prior to commercial sale. As previously mentioned, we have completed the confirmatory clinical trial to evaluate ORCEL for treatment of venous stasis ulcers. However, it is not possible for us to determine whether the results from our human clinical trial will be sufficient to obtain FDA clearance for commercial sale of our ORCEL product to treat venous stasis ulcers.

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

  The sponsor submits the protocol to the FDA.

  The FDA staff gives their comments, objections and requirements on the submitted protocol.

  The sponsor redrafts the protocol and otherwise responds to the FDA's comments.

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

Regulatory Strategies

We employ consultants with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA clearance process. We also employ persons with extensive knowledge and experience in the marketing and sale of new FDA approved products for treatment of many medical conditions, including experience in securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have secured approval for Medicare payments for the use of ORCEL under Medicare's Outpatient Prospective Payment System (OPPS) for approximately $1,100 per unit of ORCEL. This approval covers the use of ORCEL in hospitals, other hospital-owned facilities and for hospital outpatient treatment. However, we will still need to secure the approval of Medicare designated contractors in different parts of the country for approval of the different medical conditions for which Medicare reimbursement of the use of ORCEL will be made. We can only secure that further approval after we have received FDA clearance for use of ORCEL for the treatment of that medical condition. We will also seek to secure approval for private health insurance providers' reimbursement for the cost of ORCEL. We believe that securing Medicare reimbursement approval for ORCEL will be of significant assistance to us in securing reimbursement approval by private health insurance companies.

Sales and Marketing

As noted above, our business strategy is to combine our efforts with Lonza for the production and commercial sale of ORCEL. On October 18, 2004, we entered into a Sales Agency Agreement with Lonza, providing for Lonza to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of ORCEL for the treatment of venous stasis ulcers. The agreement requires us to pay commissions to Lonza ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Lonza to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

Lonza has the right to terminate the agreement since we did not receive FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers by April 1, 2005 and has the right to terminate if for any period of six consecutive months sales are less than 9,000 units. We may terminate the agreement if sales of ORCEL are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period). Although we did not receive FDA clearance by April 1, 2005, we have received no notice from Lonza that they plan to terminate our agreement. During 2005, as noted earlier, Lonza made equity investments in us in cash, and or in exchange for services, of approximately $1,000,000. Additionally, in 2006 Lonza agreed to accept our common stock and warrants in exchange for an additional approximate $800,000 of production suite charges.

Concurrent, and in connection with the Sales Agency Agreement, we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Lonza. We also entered into a Security Agreement with Lonza to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement. The lien and security interest under this security agreement were subordinate and junior in priority to the perfected lien and security interest we granted to Paul Royalty Fund under the Paul Royalty Security Agreement. Such lien was removed by Paul Royalty in accordance with the Exchange Agreement we entered into with Paul Royalty Fund, L.P. (PRF) on June 18, 2007. See “Management’s Plan of Operation-Liquidity”.

Production and Supply

On October 29, 2003, we entered into an agreement commencing November 1, 2003, with Lonza for Lonza to manufacture ORCEL in its Walkersville, Maryland facilities. The Lonza manufacturing facility is required to meet FDA's good manufacturing processes standards. Lonza is experienced in the manufacture of cell-based medical products such as our ORCEL. On October 18, 2004, in connection with our Sales Agency Agreement with Lonza, we amended certain terms of this manufacturing agreement.

Our manufacturing agreement with Lonza requires us to currently pay Lonza $136,591 per month (although, in agreement with Lonza, such payments have been temporarily suspended – See Item 6. Management’s Plan of Operations), or approximately $1,639,091 per year, for the use of a Lonza production facility in Walkersville, Maryland. The payments we will make to Lonza will increase to $175,000 monthly, or $2,100,000 per year, if we require Lonza to build us a larger production facility to meet our requirements for the production of ORCEL. We believe that further refinements in our manufacturing process may not only reduce the cost of our ORCEL product but may alleviate the need for building a larger production facility in the future. Such annual payments include some services and overhead expenses provided and paid for by Lonza. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to a maximum payment by us of $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Lonza). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments and of certain other payments we are required to make to Lonza after the larger facility is in use. We are also required to pay specified hourly charges for the Lonza employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Lonza virtually all of our requirements for ORCEL that Lonza can produce. Prior to our election to have Lonza construct the larger production facility for us, either we or Lonza may terminate the agreement on six months notice by us and twelve months notice by Lonza. If we elect to have Lonza construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Lonza may elect to scale down over the following three years the portion of our requirements for ORCEL that Lonza will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Lonza. If we elect the scale down period after one year we must pay Lonza $2,625,000 and if we elect the scale down period after two years we must pay Lonza $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Lonza. Either Lonza or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election.

If after the construction of the larger production facility, we breach a material term of our agreement with Lonza, or elect to terminate the agreement, we will have to pay Lonza the following amounts:

If termination occurs after the following	Amount
anniversary of the construction of the	of
larger production facility	Payment
6 years	$1,050,000
5 years, but less than 6 years	1,575,000
4 years, but less than 5 years	2,625,000
3 years, but less than 4 years	3,675,000
2 years, but less than 3 years	5,250,000
1 year, but less than 2 years	6,300,000

In addition, upon such termination we will forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against future payments we may have to make to Lonza.

The raw materials that we use to manufacture ORCEL come from a limited number of suppliers. We currently purchase collagen corium, a component of the collagen matrix in ORCEL, from a single supplier but we have identified a secondary source of supply for that item. The collagen matrix used in ORCEL is manufactured for us to our specifications by another supplier, and we are in the process of identifying a secondary source for collagen matrix also. We have agreed with the manufacturer of the collagen matrix we use to produce ORCEL that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts. While there may be other sources from where we could purchase such materials, a disruption in the supply of any of these materials would have a significant negative impact on our ability to manufacture and sell ORCEL and in any event would likely cause us delays and additional expenses in the manufacturing of ORCEL.

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

There are many products available for treating skin wounds. However, as already noted, we believe that the use of donor cells delivered to the wound on a matrix is the most effective process for healing skin wounds and in particular hard to heal skin wounds. Therefore, we believe that only products using donor cells placed on a matrix will directly compete with ORCEL.

We consider the Apligraf product manufactured by Organogenesis, Inc. and Dermagraft product manufactured by Advanced BioHealing, Inc. (ABH) to be our principal competitors. Apligraf is an FDA cleared product using human dermal and epidermal cells (bi-layered) placed on a collagen matrix, for the treatment, of both venous stasis and diabetic foot ulcers. The Apligraf product is not cryopreserved and has reported it has a shelf life of 10 days. The Dermagraft product which is cryopreserved uses human derived dermal cells only (unilayered) placed on a polyglactin matrix and is FDA cleared to treat diabetic foot ulcers. Dermagraft is not approved for use in treatment of venous leg ulcers. The Dermagraft product was purchased from Smith & Nephew by ABH in June 2006. ABH reports that it has resumed production of Dermagraft and projects to have Dermagraft available for sale in the first quarter of 2007. Both Organogenesis, Inc. and ABH are private companies that market and sell their own products. Due to their private company status, limited financial information is available regarding these companies. However we believe based on the information that is available, that both companies have greater resources than we do.

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

Patents and Proprietary Rights

In connection with ORCEL, we have four United States patents, one European patent covering thirteen countries, and ten patents in ten other countries, issued. We also have one United States and eight international patent applications (filed under the Patent Cooperation Treaty) pending for our technology and processes:

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

In connection with our recent acquisition of Hapto the FMBs and Haptides™ are covered under various patent applications.

FMB’s are derived from fibrinogen through a specific chemical process and provide a matrix for cell growth and transfer. The FMB technology is covered by five US patents and one Australian patent. There are also corresponding European, Japanese and Canadian applications in the prosecution phase.

  The first USA patent, entitled “FMBs Prepared from Fibrinogen, Thrombin and Factor VIII,” covers a method for producing FMBs. This patent expires on September 19, 2017.

  The second USA patent, entitled “FMBs Prepared from Fibrinogen, Thrombin and Factor VIII for Binding Cells”, covers FMBs prepared by a certain method, a composition including cells that are bound to such FMBs and a method for culturing cells on such FMBs. This patent expires on September 15, 2018.

  The third USA patent, entitled “FMBs and Uses thereof”, covers a method for separating cells that bind to FMBs from cell culture, a method for transplanting such cells into a patient and a method for engineering human tissues.
  This patent expires on October 25, 2022. A corresponding patent has been granted in Australia and in 2006 we were notified by the European patent office that they intended to grant the patent. In January 2007, we began the process for this patent to issue in England, Germany and France. Corresponding applications are also pending in Canada and Japan.

  The fourth USA patent, entitled “Fibrin Nanoparticles and Uses thereof”, covers isolated fibrin nanoparticles having a mean diameter of 200-2000 nm and a method for preparing the fibrin nanoparticles. This patent expires on August 30, 2021. Corresponding applications are pending in Canada, Europe, Japan and Australia. There is also a USA pending application directed to a composition comprising fibrin nanoparticles and an agent.

  The Fifth USA patent, entitled “Fibrin Applicator Pistols”, covers an applicator that can simultaneously deliver two component solutions, fibrinogen and thrombin at precise ratios and provides a method for delivering either as a spray or endoscopically FMB suspended within one of the solutions. This patent expires on March 27, 2022.

Haptides™ are synthetic peptides that mimic the mechanism of cell attachment to fibrinogen. These haptotactic (cell binding) peptides can be coated to scaffolds and devices and could also be used for drug delivery and for gene therapy. In Australia, one patent has been granted and another patent has been allowed. In the USA, during 2006 two USA patents were granted covering the Haptide technology and two patent applications are in the prosecution phase in the USA, Europe and PCT countries.

  The first family of applications, entitled “Novel peptides”, covers a group of novel peptides homologous to a portion of Fibrinogen, which retains certain desired properties of the entire fibrinogen molecule including cell adhesive effects. One patent has been granted in Australia and in November 2006 we were notified by the European patent office that they intended to grant the patent. We will decide in 2007 in which European country to issue this patent. Corresponding applications are pending in Canada, Israel and Japan.

  In October 2006 a patent entitled “Haptotactic Peptides” (#7,122,620) was granted and is set to expire on January 2020. It covers a novel peptide homologous to a specific portion of Fibrinogen and such peptide retains certain properties of the fibrinogen molecule including cell adhesive effects.

  There is another family of patent applications, entitled “Novel Haptotactic Peptides”, that discloses novel peptide sequences homologous to the known fibrinogen derived haptotactic peptides C ² and C ± E. The novel peptides are derived from proteins related to fibrinogen and which possess cell attraction activity. One patent has been allowed in Australia and in December 2006 a USA patent entitled “Haptotactic Peptides” (#7,148,190) was granted and is set to expire on January 2021. We intend to file a continuation application in the USA to broaden the claims.
  Patent applications covering these peptides are also pending in Canada, Europe, Israel and Japan.

  Another family of patents, entitled “Liposomal Compositions Comprising Haptotactic Peptides and uses thereof “ have been filed. These patents relate to liposomal compositions comprising peptides that elicit cell attachment responses and are internalized by cells and that are capable of enhancing the uptake of liposomes by cells. This invention can be used in pharmaceutical and cosmetic compositions. These patent applications are pending in the USA, Europe, Israel and Japan.

Despite such patents our success will depend, in part, on our ability to maintain trade secret protection for our technology.

We successfully defended challenges by Organogenesis to our United States patent, and by Advanced Tissue Sciences to our European patent for our ORCEL technology, in the respective patent offices where those patents were issued. However, those successful defenses do not preclude future challenges in court. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to interference proceedings brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties or to re-examination proceedings in the United States. We might incur significant costs defending such proceedings and we might not be successful. Several of our competitors have been granted patents, including those granted to Organogenesis and Advanced Tissue Sciences, Inc., relating to their particular skin technologies which also utilize donor cells on a collagen sponge matrix. To that extent they may be considered similar to our ORCEL technology.

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

Paul Royalty Fund Agreement

In the fourth quarter of 2006, we agreed on terms which were later incorporated into an agreement (the Exchange Agreement) we entered into with PRF on June 18, 2007 for the restructuring of our $38,450,000 obligation under our revenue interest assignment agreement with PRF. Initially we and PRF agreed that the first $2,000,000 (later amended to $2,800,000) of any amount we had to pay PRF pursuant to our agreements with PRF would be paid to lenders of bridge loans made to us in the October 2006 to May 2007 period. Those bridge loans enabled us to continue our operations while final terms could be negotiated relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities. We received bridge loans aggregating $2,899,000 that we had obtained during the period beginning in October 2006 and ending in May 2007.

On June 18, 2007, pursuant to terms of an Exchange Agreement between us and PRF, PRF exchanged its interest in our future revenues for $5,000,000 stated value/liquidation preference of our Series A-1 Convertible Preferred Stock with a conversion price of $0.50 per share, and a $5,000,000 stated value/liquidation preference of Series A-2 Convertible Preferred Stock with a conversion price of $5.00 per share. To effect such exchange PRF and we simultaneously cancelled the Revenue Interests Assignment Agreement and all the related agreements to which PRF and we were parties and PRF assigned, reassigned or released to us any and all interest in our intellectual property that PRF may have had. At the same time PRF filed with the appropriate governmental agencies UCC termination statements for all security interests PRF had in our assets, including our intellectual property. We agreed that of the gross proceeds we receive from the private placement, we will use our best efforts to allocate substantially all of such funds to support the clearance of the PMA by the FDA and further commercialization of our ORCEL product, and for related supporting expenses, including existing contractual obligations.

The Exchange Agreement with PRF required us to pay the legal fees to PRF’s counsel, required the resignation of five of our seven directors, the resignations of our Chairman and Chief Executive Officer, and the execution by us and our Chairman and Chief Executive Officer of agreements, canceling the termination of employment agreements we entered into with our Chairman and Chief Executive Officer in 2002. The Exchange Agreement contemplates the election of our president as our new chief executive officer after the filing of this annual report with the Securities and Exchange Commission.

Research and Development Expenses

Research and development expenses consist primarily of salaries; clinical trial costs, amounts paid to Lonza for our production suite and other costs under our Cell Therapy Agreement, facility costs and laboratory supplies. Research and development expenses were $8,179,780 for the year ended December 31, 2006, compared to $7,535,532 for the year ended December 31, 2005.

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

Employees

We presently employ 27 people on a full-time basis, including four executive officers in our offices and facilities in New York City. Two of the executive officers resigned on June 18, 2007 pursuant to agreements which terminated their employment with us. We also have three part-time employees. We presently employ one person on a full time basis in Israel.

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

We will need to secure additional financing for the approximately $500,000 of cash we are currently consuming per month. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt. On June 18, 2007, we completed a private placement of our Series A Convertible Preferred Stock. We believe that the proceeds from such private placement will enable us to continue our operations until approximately October 2007. Under the Security Purchase Agreement for such private placement there remains authorization to issue an additional approximate $2,600,000 of Series A Convertible Preferred Stock. Should we sell such additional Series A Preferred shares we believe this would enable us to continue our operations until approximately February 2008. We can give no assurance that such shares can, or will, be sold.

After our recent private placement we will still have to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other, including short-term, loans. We may not be able to secure any additional financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

  the progress and magnitude of our research and development programs;

  the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

  the costs involved in filing and maintaining patent claims;

  technological advances;

  competitive and market conditions;

  the successful implementation of the agreements we have entered into with Lonza for manufacturing and sales of our ORCEL product;

  our ability to establish and maintain other collaborative arrangements and the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain such additional financing we will not be able to continue to operate our business after October 2007. We have no current commitments from any persons that they will provide us with additional financing.

     Because of our history of ongoing losses and because we may never generate a profit and our lack of cash or other current assets, we have received an opinion from our independent registered public accountants that there is substantial doubt about our ability to continue as a going concern.

Since our organization in 1991 we have sustained losses each year because, among other reasons, we have had very limited sales of our product. For the year ended December 31, 2006, we incurred a net loss applicable to common stockholders of $18,429,098. During the year ended December 31, 2006, our current liabilities exceeded our current assets by $43,506,581, and our total liabilities exceeded our total assets by $42,605,073, and we have a deficit accumulated in our development stage of $179,068,293. Included in our current and total liabilities is the $38,450,000 revenue interest obligation to Paul Royalty Fund. Our independent registered public accountants advised us that these factors, among others, raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing we will not be able to continue as a going concern.

We have accumulated obligations that we are required, but are unable, to pay currently. This also raises doubt as to our ability to continue as a going concern.

As of December 31, 2006, payment of approximately $2,800,000 of the approximately $3,315,000 we owed to our trade creditors was past due.

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

Although we have completed an FDA cleared pilot clinical trial for the use of the fresh form of ORCEL for the treatment of diabetic foot ulcers, we do not have the funds available to conduct a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of diabetic foot ulcers. The cryopreserved form of ORCEL has a shelf life of approximately seven months as opposed to only approximately three to five days for the fresh form of ORCEL. We do not expect to begin the FDA clearance process for a pivotal trial for cryopreserved ORCEL for the treatment of diabetic foot ulcers until after, and if, we receive clearance for the sale of cryopreserved ORCEL in the treatment of venous stasis ulcers, and only if we believe that we can secure financing for the conduct of that trial. If we are unable to later obtain FDA clearance for the sale of cryopreserved ORCEL for the treatment of diabetic foot ulcers, our sales of ORCEL will be more limited and thereby limit our ability to earn profits.

Business changes at our Manufacturing and Marketing Partner could adversely effect the operations of our business.

In the first quarter of 2007, Cambrex Bio Science of Walkersville, Inc. was acquired by Lonza, Inc. We are aware that Lonza, Inc. is a substantially larger public company with far greater resources than Cambrex. Unknown to us is whether Lonza’s management will perform Cambrex’s commitments to manufacture and market our ORCEL product. The loss of these contractual commitments, if we receive FDA clearance for commercial sales of ORCEL to treat venous stasis ulcers in the second half of 2007, would leave us in the difficult position of negotiating new arrangements at or near the time we should be working on preparing for future commercial sales and building inventory of our product.

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

  delays in obtaining regulatory approvals to commence a study;

  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

  slower than expected rates of patient recruitment and enrollment;

  uncertain dosing issues;

  inability or unwillingness of medical investigators to follow our clinical protocols;

  variability in the number and types of subjects available for each study and resulting difficulties in identifying and enrolling subjects who meet trial eligibility criteria;

  scheduling conflicts with participating clinicians and clinical institutions;

  difficulty in maintaining contact with subjects after treatment, resulting in incomplete data;

  unforeseen safety issues or side effects;

  lack of effectiveness during the clinical trials, or

  other regulatory delays.

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

If we receive FDA clearance, the FDA may still impose significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The subsequent discovery of previously unknown problems with a product, including adverse medical effects, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:

  issuance of warning letters by the FDA;

  fines and other civil penalties;

  criminal prosecutions;

  injunctions, suspensions or revocations of marketing licenses;

  suspension of any ongoing clinical trials;

  suspension of manufacturing;

  delays in commercialization;

  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

  refusals to permit products to be imported or exported to or from the United States;

  restrictions on operations, including costly new manufacturing requirements, and product recalls or seizures.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory clearance of our ORCEL or further restrict or regulate post-clearance activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market ORCEL and we may therefore have t o discontinue the operations of our business.

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

To date ORCEL is the only product that we have developed and for which we have conducted human clinical trials. In the event we fail to develop additional products, or if the FDA does not grant us clearance to use ORCEL for the treatment of venous stasis ulcers and later diabetic foot ulcers, or if ORCEL is not favorably received by the medical community or it becomes obsolete, we will be unable to become profitable and we may be required to discontinue our operations.

We may lose our U.S. patents, patent applications and trademarks because of security interests we have granted in them.

See the description of our agreement with Paul Royalty Fund (PRF) in ”Description of Business-Paul Royalty Fund Agreement“ If in the future PRF exercised its right to compel us to repurchase its interest in our revenues and we did not have the funds to do so, PRF could foreclose its security interest in our U.S. patents, patent applications and trademarks and in such event we will have to discontinue our business operations.

We are subject to extensive governmental regulation which increases the costs of manufacturing our product and will thereby negatively impact our ability to earn profits.

Our business is subject to extensive regulation principally by the FDA in the United States and corresponding foreign regulatory agencies in each country in which we intend to sell ORCEL. These regulations affect:

  Product marketing clearances or approvals;

  Product standards;

  Packaging requirements;

  Design requirements;

  Manufacturing and quality assurance, including compliance by the manufacturing facility with good manufacturing process requirements, record keeping, reporting and product testing standards;

  Labeling;

  Periodic FDA inspections of the facility in which ORCEL will be manufactured;

  Import and export restrictions; and

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

Unless we secure market acceptance for ORCEL we will be unable to sell ORCEL and as a result we will be unable to conduct our business.

Our potential competitors have greater financial, sales and marketing resources than we do so that we may have difficulty in competing against them.

See “Description of Business - Competition”. As there noted, sales of Apligraf for the treatment of venous leg ulcers are now being made directly by Organogenesis and sales of Dermagraft for the treatment of diabetic foot ulcers are now being made by Advanced BioHealing. We believe that both Organogenesis and Advanced BioHealing are each larger than we are and have significantly greater resources than we have. The biomedical field is continually undergoing rapid and significant technological changes. Other companies may succeed in developing other products that are more effective than ORCEL. If such new products are accepted by the medical community, or if those products receive FDA clearance for treatment of venous stasis and diabetic foot ulcers before ORCEL does, or if other companies develop products that are more effective than ORCEL, any such developments could impede our ability to continue our operations.

     We rely on a limited number of key suppliers to manufacture ORCEL and therefore run the risk of delay in securing needed materials from other suppliers. We also rely on only one company to manufacture ORCEL and to sell ORCEL in the United States, Canada and Mexico. We run the risk that such company may not successfully manufacture or market ORCEL.

See the discussion of “Description of Business-Sales and Marketing” and “Description of Business-Production and Supply” where we describe our production and sales distribution agreements with Lonza and our agreements with other suppliers. If Lonza (i) does not successfully and profitably market ORCEL, or (ii) does not produce ORCEL, or (iii) does not produce it at a per unit price well below the price at which we can sell ORCEL in North America, we may not be able to continue, or at least would be seriously hampered in continuing, our business operations. Also, any disruption in the supply of corium or collagen matrix or other materials from our current suppliers of such materials would have a significant negative impact on our ability to manufacture and sell ORCEL or at least would cause us delays and additional expenses in the manufacturing of ORCEL.

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

If we lose our key employee we may not be able to continue our business operations.

The development and production of our product is managed by a wide array of scientific personnel, one of whom we consider to be a key employee. Dr. Melvin Silberklang is our vice president for research and development and our chief scientific officer. The loss of the services of Dr. Silberklang could cause delays in our ongoing business operations, and could have a material adverse effect on our business, results of operations and financial condition. We do not have an employment contract with Dr. Silberklang nor do we carry a key man insurance policy on his life.

The market price of our common stock may be highly volatile creating greater financial risk for the owners of our common stock.

The market price of our common stock has ranged from $0.40 to $53.25 during the past three years. As of December 31, 2006, we had 8,963,870 shares outstanding. Other factors that may affect the price of our common stock include:

our ability to successfully produce and market and sell our ORCEL product,

our ability to develop other products for sale,

our competitors' announcements concerning technological innovations,

new commercial products or procedures,

proposed government regulations,

developments or disputes relating to patents, trade secrets or proprietary rights,

the following substantial number of additional shares of our common stock we would have to issue or have recently issued :

an aggregate of 31,158,657 shares upon conversion of our outstanding Series A, A-1, A-2, and D-1 convertible preferred stock;

an aggregate of 37,506,213 shares upon the exercise of warrants to purchase the shares of our common stock we granted primarily in connection with financings during the past four years;

potentially an aggregate of 6,418,090 shares upon the exercise of Series M-1 warrants whose exercise is contingent upon exercise of their Series M warrant;

an aggregate of 89,397 shares upon exercise of options we have granted to our employees, our executive officers, our directors and to consultants and vendors.

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

We may have to sell additional equity securities in the future which will dilute the portion of Ortec’s equity owned by our current stockholders.

In addition to a number of private placements of our equity securities in the past 4 years, in the future we will probably have to sell more shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock. In the future we will also issue additional options to purchase our common stock to our employees, our executive officers, and our directors, and to consultants and vendors. All such sales and issuances of our common stock, other equity securities and warrants and options to purchase our common stock, will dilute the portion of our equity owned by our current stockholders.

The price protection provisions of most of our outstanding warrants might prevent increases in the market price of our common stock.

During the past five years we have sold a large amount of our common stock in the numerous private placements we have completed. In the first six months of 2006, in addition to a private placement sale of our common stock we also issued shares of our common stock in our acquisition of Hapto Biotech, Inc. In each of these private placements and in our acquisition of Hapto Biotech we also issued warrants entitling the investors and the placement agents in the private placements, and to some of the shareholders of Hapto Biotech, Inc., to purchase shares of common stock. The exercise prices of those warrants have been increased as a result of two reverse splits of our common stock in the past four years and decreased pursuant to the anti-dilution provisions of those warrants, when we sold the shares of our common stock and warrants to purchase shares of our common stock in subsequent private placements at prices (and exercise prices) below the exercise prices of those warrants we previously granted. The following is a listing of those warrants we issued in the aforementioned placements, as well as other warrants we issued, which are currently outstanding:

	Number of
Warrant	Shares
Series	Purchasable	Exercise Price
A	12,295,180	$1.00
A PA	1,857,236	0.55
B-1	11,747	60.00
B-2	7,520	75.00
C	6,800	54.00
E	254,279	13.06
E	47,240	11.34
E	811,933	0.015
E PA	183,092	5.02
F	1,162,926	6.45
F PA	211,975	4.50
H	2,169,111	0.50
M	12,836,180	0.50
M PA	641,809	0.55
M-1 *	6,418,090	1.00
Other placement agent	192,533	6.00
Other financing related	3,333	7.50
Private Placement subtotal	39,110,984
In connection with Hapto:
G	200,000	4.50
Investment advisor for Hapto	266,667	4.50
Cancellation Agreements	4,145,979	0.55
Service related warrants	200,673	$3.75 to $27.00
Total	43,924,303
* exercisable only if Series M warrant is exercised.

The Series E and F Warrants provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E and F Warrants, then the exercise price of the Series E and F Warrants is reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E and F Warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock. Our Series A, A PA and M-1 warrants have similar anti-dilution provisions for the period after thirty days after we publicly announce the sale of our ORCEL product for the treatment of venous stasis ulcers.

Our Series H Warrants, and our Series A, A PA and M-1 Warrants during the period before thirty days after the public announcement of the FDA action with respect to our ORCEL product, provide that the per share exercise price will be reduced to the price, if lower, at which we sell our common stock in the future, or the effective cost to the purchaser of our common stock upon conversion of equity securities, or exercise of warrants or options, we may sell or grant in the future. Our Series H (but not our Series A, A PA, or M-1) warrants also provide that the number of shares of our common stock that the holders of the Series H warrants could purchase when the exercise price of the Series H warrant is so reduced, would be that number of shares which the aggregate exercise price of the Series H Warrants could purchase before the reduction of the exercise price at the new, reduced exercise price. On June 10, 2007 our Board of Directors voted to reduce the price of the Series H warrants from $7.50 per share to $0.50 per share. Such reduction does not however increase the number of shares of our common stock that can be purchased upon exercise of the Series H warrants. In order to facilitate the recent private placement of our equity securities, the holders of our Series H warrants to purchase 1,969,111 shares of our common stock agreed to exchange their Series H warrants for 1,969,111 shares of our common stock and Series A warrants to purchase 492,250 of our common shares at $1.00 per share. Our Board of Directors conditionally accepted the exchange provided that the warrant holders participating in the exchange they waive any claims they may have against us under the April 2006 private placement agreements and provided they their return their Series H warrants.

Such price protection provisions in some of our Series E and the remainder of our Series H Warrants could have the effect of limiting any increase in the market value of our common stock. However, the Series E and F warrants all have provisions that permit the holders who could acquire the majority of the shares of our common stock issuable upon exercise of all the warrants in that particular series, to waive the price protection provisions for that series.

Although our Series B-1, B-2 and C Warrants contain (for our Series C Warrants) similar or (for our Series B-1 and B-2 Warrants) more severe anti-dilution provisions, our Series B-1, B-2 and C Warrants were amended (in accordance with their terms) to provide that, except in situations not here applicable, the exercise prices would not be reduced below those set forth above.

The Series M-1 Warrants are contingently exercisable upon exercise of the Series M warrants.

The closing price for our common stock on May 29, 2007 was $0.60.

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

The certificate of designations of our Series A preferred stock requires significant payments upon a change of control.

Should we wish to enter into a merger transaction, such transaction would trigger payment of the liquidation preference amount of our preferred stock. Such payments could cause a suitor to pass on the transaction, resulting in a negative outcome for an opportunity that could potentially increase shareholder value.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and Lonza and our suppliers may carry liability insurance that protects us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and such other entities’ insurance policies or for which we or such other entities do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

New laws and regulations affecting corporate governance may impede our ability to retain and attract board members and executive officers, and increase the costs associated with being a public company.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and provide tougher penalties for securities fraud. In addition, the Securities and Exchange Commission has adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent registered public accountant fees.

We may not be able to comply on a timely basis with the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, beginning with our year ending December 31, 2007, we will be required to include in our annual report an assessment of the effectiveness of our internal control over financial reporting. Furthermore, beginning with year end December 31, 2008, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We restated our financial statements for the year ended December 31, 2005 to correct an error in the accounting for our Series C Preferred Stock exchange transaction as well as the accounting for warrants we issued in connection with a debt transaction. In connection with the restatement it was determined that we have a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. We are in the process of addressing this material weakness. We are also in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in anticipation of eventually being subject to the requirements of Section 404 of the Sarbanes Oxley Act and the related rules. Implementing appropriate changes to our internal controls may entail substantial costs in order to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. Moreover, these changes may not be effective in maintaining the adequacy or effectiveness of our internal controls. If we fail to complete the assessment on a timely basis, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

The SEC is conducting an informal inquiry relating to our restatements.

We received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. Because we are unable to predict the outcome of this inquiry, the SEC Staff may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements and there may be a risk that the inquiry by the SEC could lead to circumstances in which we may have to further restate previously filed financial statements or amend prior filings. The details of these restatements are more fully described under Management's Plan of Operation - Restatements of Consolidated Financial Statements.

Item 2.           DESCRIPTION OF PROPERTY

Pursuant to a lease expiring December 31, 2007, we occupy an aggregate of approximately 14,320 square feet of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce ORCEL. Rent for the entire 14,320 square feet is $60,860 per month.

By letter agreement of June 5, 2007, we entered into an Affidavit of Confession of Judgment as to the amount of $321,139 rent due to Columbia University under our lease that had been in arrears. We also entered into a Surrender and Acceptance Agreement on same date. Such amount is payable by June 18, 2007 or in accordance with these agreements our lease will be terminated and the judgment entered against us. We would have to therefore vacate the premises. We expect to pay such amounts on June 19, 2007.

Item 3.           LEGAL PROCEEDINGS

None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote during the three months ended December 31, 2006.

PART II

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on January 19, 1996, under the symbol “ORTC.” The common stock traded on the NASDAQ Small Cap market until August 2002, when it was delisted from the Small Cap market and commenced trading on the National Association of Securities Dealers' Bulletin Board, where it traded under the symbol “OTCI.OB.” On April 22, 2007 we were delisted from the Over the Counter Bulletin Board (OTCBB) for failure to timely file this Annual Report on Form 10-KSB. We presently trade on the Pink Sheets under the symbol “OTCI.PK.” We will seek to have our common stock traded on the OTCBB again after we have filed this annual report and our quarterly report for the quarter ended March 31, 2007 with the SEC. The following table sets forth the high and low sales prices of our common stock as reported by the Bulletin Board for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
2006 Quarter
First	$5.70	$2.10
Second	5.25	3.15
Third	3.50	0.77
Fourth	1.23	0.40

2005 Quarter
First	$17.85	$9.45
Second	13.20	4.05
Third	6.00	3.60
Fourth	5.25	2.55

Security Holders

To the best of our knowledge, at March 8, 2007, there were 348 record holders of our common stock. We believe there are approximately 1,600 beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid and have no current plans to pay dividends on our common stock.

Recent Sales of Unregistered Securities

None

Item 6.           MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

Restatement of Consolidated Financial Statements

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions under review. We determined that certain of these transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were incorrect. As a result of this review, on December 26, 2006, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, and the fiscal year ended December 31, 2005 to reflect these changes.

A summary of significant effects of the restatement follows:

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

In the second quarter of 2005 a $2,212,436 charge for the Series E warrant price reduction which we determined to be a financing cost of our promissory note issuance and originally recorded as “Preferred stock and warrants deemed dividends and discounts” was reversed and recorded as a debt discount for the same amount. Since the repricing of the warrants is related to the issuance of debt we believe the amount should have been recorded as a debt discount on the day of issuance and amortized to financing expense over the life of the debt.  We originally recorded this amount as a deemed dividend. This debt discount was then amortized to interest expense as follows: $154,698 in the second quarter of 2005, $1,315,671 in the third quarter of 2005, and the balance of $742,067 in the fourth quarter of 2005. For the year ended December 31, 2005 this reclassification to interest expense had no net effect on our net loss applicable to common shareholders. An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 2005 private placement and increased net loss per share from ($14.00) to ($15.64).

	Year
	Ended		Year
	December 31,		Ended
	2005		December 31,
	(As Previously	Amount of	2005
	Reported)	Change	(As Restated)
Statement of Operations
Interest expense	$7,316,780	$2,212,436	$9,529,216
Net loss	(30,374,411)	(2,212,436)	(32,586,847)
Preferred stock and warrants deemed dividends and discounts	5,602,657	2,015,038	7,617,695
Net loss applicable to common shareholders	(35,959,177)	(4,227,474)	(40,186,651)
Net loss per share-basic and diluted	$(14.00)	$(1.64)	$(15.64)

	December 31,
	2005		December 31,
	(As Previously	Amount of	2005
	Reported)	Change	(As Restated)
Balance Sheet
Additional paid-in capital	$109,775,884	$4,227,474	$114,003,358
Deficit accumulated during the developmental stage	$(156,411,721)	$(4,227,474)	$(160,639,195)

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In August 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers. On February 26, 2007, we announced that we had initiated the filing of the supplement to our Pre Market Approval (PMA) application with the FDA requesting clearance from the FDA to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers. by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the other section of the application, which will report the results of our confirmatory clinical trial, in the third quarter of 2007. Such other section will report the results showing the effectiveness of our ORCEL product – treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections will be amendments to our PMA application filed in February 2004.

We are working with Lonza Walkersville, Inc (formerly known as Cambrex Bio Science Walkersville, Inc.), a subsidiary of Lonza Corporation (Lonza) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006, Lonza assisted us financially by once again agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006. In January 2007, Lonza agreed to temporarily suspend their monthly $136,591 monthly production suite billing under our Cell Therapy Manufacturing Agreement until such time as the suite is necessary for our ORCEL production purposes which is expected around mid July 2007. We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our Cell Therapy Manufacturing Agreement as well as changes to our Sales Agency Agreement.

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), the most severe type of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in need for replacement skin. In October 2006, we received a letter from the FDA informing us that the HDE has been approved pending an FDA audit of the manufacturing facility and quality systems at the facility where our ORCEL product will be manufactured. Since we are now close to submitting the PMA for venous stasis ulcers we expect the FDA to inspect the manufacturing facility as part of the PMA approval process.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. The results of that clinical trial showed a 75% improvement over the standard of care as well as a daily healing rate that was twice as fast as the standard of care, for those patients treated with ORCEL. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. If we have sufficient funds, we expect to initiate patient enrollment for the diabetic foot ulcers pivotal clinical trial shortly after receiving FDA clearance for commercial sales of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcers clinical trial will be conducted at up to 25 clinical centers and involve up to approximately 200 patients.

In the past twelve months, in anticipation of commercial sales of ORCEL, our operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Lonza. During this time we enhanced and validated the ORCEL production process at Ortec allowing for the transfer of the production process and full validation at Lonza. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. To increase scale and reduce the cost of producing ORCEL, we developed a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing a prelaminated sponge and finding alternative sources of supply of bovine hide collagen and producing various grades of sponges that could provide new business opportunities. We validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Other manufacturing cost reduction projects may be delayed, or may be accomplished in collaboration with Lonza. Preliminary discussions with Lonza have taken place with respect to the transfer of our cell expansion processes as well as co-development of other cost reduction and increased production projects. The costs associated with these projects will be negotiated with Lonza.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

  Completion of transfer to Lonza of a process which doubles our manufacturing capacity,

  Production and expansion of cell inventory for use in the commercialization of ORCEL,

  Completion of prelaminated sponge project,

  Completion of development of the cell factory project to increase capacity and reduce costs,

  Transfer of the cell factory process to Lonza,

  Completion of all FDA required tests and validations, and

  Validation of “BSE risk-free” collagen.

Additionally we may:

  Expand our focus to application of our technologies to opportunities in regenerative medicine such as stem cells, biomatrices for wound healing, and cosmetic tissue augmentation;

  Further develop Fibrin Micro Beads and Haptides™ (see next section);

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

We have formed a Stem Cell and Regenerative Medicine Scientific Advisory Board and appointed noted stem cell expert Daniel Marshak Ph.D. as its Chairman.

We may invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

We expect that the above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency. Assuming a favorable outcome from the FDA in 2007 we believe our workforce should remain fairly constant. We do expect certain significant changes in our executive ranks if we consummate the Exchange Agreement with PRF and certain other changes in overseas personnel will be effected in 2007.

We will need to secure additional financing for the approximately $500,000 of expenses we are currently incurring on a monthly basis. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with clinical trial activities and what payments we have to make on our outstanding debt.

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

Acquisition of Hapto Biotech

We closed our acquisition of Hapto Biotech (Hapto) on April 14, 2006. Hapto was a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMBs) and Fibrin based peptides (Haptides™).

We believe that, due to the early stages of the development of Hapto’s technology, the Hapto assets we acquired do not yet constitute a business. For such acquisition we issued a net total of 2,031,119 shares of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Based on the market price of our common stock on April 14, 2006, and valuing the warrants using the Black Scholes formula, the value of the shares and warrants we issued to Hapto’s shareholders and R&R is approximately $10,695,000. The purchase price was allocated to in-process research and development costs, and accordingly, expensed immediately.

Haptides™

Since acquiring the Haptides™ cell attachment technology in April 2006, Ortec has concentrated on implementing a pro-active product development and outlicensing commercialization strategy. This technology, which is a synthetic version of fibrin-based natural human peptide sequences with superior cell attraction properties, is simple and inexpensive to manufacture; offers a good safety profile in that it is non-immunogenic, non-inflammatory and non-toxic; and has demonstrated preclinical validation of its ability to enhance cell attachment. Our initial application of the Haptides™ technology is to the active biomaterial collagen. Our findings have shown that Haptides™ modified collagen improved cell attachment and growth In Vitro by 40-50%, and In Vivo implantation studies have continued to show promising soft tissue augmentation results as well. The implanted sponge material attracts fibroblast cell infiltration with minimal associated inflammation.

We have initiated preliminary discussions with companies focused on these markets to explore their interest in potentially partnering with us to structure co-development and licensing agreements for our Haptides™ technology platform.

We were recently notified by the U.S. patent office that the claims of our patent application “Novel Haptotactic Peptides” related to our Haptides™ technology platform, have been allowed. The patent incorporating these claims was issued in the last quarter of 2006. We are currently evaluating the opportunity for additional patent claims and filings around the Haptides™ technology.

Fibrin Microbeads

Also acquired in the acquisition we completed in April 2006, Fibrin Microbeads (FMBs) are cross-linked, heat-treated Fibrin beads that can be used to isolate matrix-dependent cells, including Mesenchymal-type Adult Stem Cells. We believe that FMBs represents valuable and unique intellectual property, with five U.S. patents issued and a notice of allowance recently received for a European patent, and is a technology which may have significant advantages over comparable technologies.

The FMBs stem cell technology, we believe, is a flexible, comprehensive one-bead approach for adult stem cell therapy. FMBs have the unique potential to provide the clinician the ability to isolate stem cells from multiple sources including blood, the least invasive tissue source which was previously not considered a viable source of a sufficient quantity of mesenchymal type stem cells for therapeutic application. FMBs also have the flexibility to deliver the isolated stem cells therapeutically as an implant to the patient, either as an initial cell product or as an expanded cell product, or as a differentiated stem cell product. All the current autologus adult stem cell methods we are aware of do not have the ability to provide this comprehensive solution to adult stem cell therapy.

Since acquiring Hapto we completed certain aspects of a milestone driven plan evaluating the use of this novel stem cell technology in bone regeneration. A preclinical trial evaluating FMBs for bone regeneration has recently been initiated.

We have initiated preliminary discussions with potential strategic partners to explore collaborations and licensing arrangements for our FMBs technology platform.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the estimated useful lives of intangible assets and stock based compensation. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that we believe are reasonable under the circumstances.

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Valuation of Intangible Assets

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated useful lives and fair values of intangible assets. Our intangible assets consist of patent application costs. We establish the estimated useful lives of our patent application costs based on a number of factors, which is in part based on our assessments of the technology and the life of the patent. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test for impairment annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Stock-Based Compensation

We follow Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) and related interpretations in accounting for equity-based awards issued to employees and directors. The fair value of each of our stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on the historical volatility of our stock with reasonable assumptions regarding projected future events. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding. For stock warrants or options granted to non-employees, we measure fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. We amortize such cost over the related period of service.

Recent Accounting Pronouncements

SAB 108: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for us for the fiscal year ended December 31, 2006. SAB 108 did not have a material impact on our financial statements.

FIN 48: In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not believe this will have a material effect on our financial statements.

SFAS 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007.

SFAS 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007.

FSP 00-19-2: In December 2006, the FASB issued FASB Staff Position (“FSP”) No. 00-19-2 Accounting for Registration Payment Arrangements (FSP 00-19-2). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is in effect for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is in effect for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We will early adopt the FSP as of October 1, 2006 and as a result we reclassed $1,119,834 from temporary equity to permanent equity. We do not expect it to have any other effect on our financial statements.

Other Liquidity Matters

Our agreement with Paul Royalty Fund (PRF) provided that in certain events including insolvency, PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $38,450,000, the amount for which PRF could compel us to repurchase their revenue interest at December 31, 2006.

In the fourth quarter of 2006, we agreed on terms which were later incorporated into an agreement (the Exchange Agreement) we entered into with PRF for the restructuring of our $38,450,000 obligation under our revenue interest assignment agreement. Initially we and PRF agreed that the first $2,000,000 (later amended to $2,800,000) of any amount we had to pay PRF pursuant to our agreements with PRF would be paid to lenders of bridge loans made to us in the October 2006 to May 2007 period. The bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring will in turn enable us to complete a private placement of our equity securities. We received bridge loans aggregating $2,899,000 that we had obtained during the period beginning in October 2006 and ending in June 2007. On January 29, 2007, as amended March 22, 2007 and May 11, 2007, PRF and we entered into the Exchange Agreement which provides for the $38,450,000 liability we owe to PRF to be exchanged for newly created classes of our preferred stock with a stated value of $10,000,000, upon the completion of $8,000,000 of equity financing. Upon securing such financing (which would include conversion of all or some of the bridge loans we received to the equity securities we sell in the private placement) the Exchange Agreement required cancellation of termination of employment agreements we have with Messrs. Katz and Lipstein and the resignation of Messrs. Katz and Lipstein as our officers and directors.

Series H Warrant Offer: Beginning on February 13, 2007 we offered all holders of the Series H warrants to purchase 2,169,111 shares of our common stock the opportunity to exchange these warrants for 2,169,111 shares of our common stock and warrants to purchase 542,278 shares of common stock in the upcoming private placement on the same terms as those warrants issued in the future private placement. The offer was contingent on 100% acceptance. The offer was extended to June 8, 2007. Holders of 1,969,111 shares accepted this offer.

On June 10, 2007, pursuant to the term of the Series H warrant our Board of Directors voted to lower the prices of all Series H warrants to $0.50 from their current price of $7.50. Such reduction does not increase the number of warrants outstanding pursuant to the terms of the warrant. Although holders representing only 91% agreed to the terms of the Series H Warrant offer, the Board of Directors agreed to consummate exchanges with the holders who accepted the offer provided they agreed to waive any claims that they may have under the April 2006 private placement agreement and provided they returned their Series H warrants.

Bridge Notes, Series A Private Placement, and PRF Exchange: On June 18, 2007 we completed a number of simultaneous financing transactions:

  During the period January through May 2007, we received bridge loans aggregating $1,839,000 with varying maturities beginning February 28, 2007 and ending June 30, 2007. Including bridge notes issued prior to December 31, 2006 there were $2,899,000 of notes outstanding prior to completion of our private placement. These loans were due on demand after their maturity dates and accrued interest of 15% after such dates, yet no holder exercised their demand rights These loans were either repayable in cash at 110% of their face value or the lenders were given an option to convert their loan at 125% of the loaned amount plus any accrued interest into the private placement described below. On June 18, 2007 we repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest Bridge notes totaling $2,701,500 with $94,264 of accrued interest, or $2,795,764, rolled into the private placement at 125% of face value, or $3,494,705. All noteholders received five year Series A warrants to purchase 3,009,000 shares of common stock at $1.00 per share.

  We completed a private placement of Series A Convertible Preferred Stock (A Preferred) with warrants attached. We sold 579.148 shares of A Preferred which had a stated value of $10,000 per share and received gross cash proceeds from such sales of $5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500 exchanged such bridge notes at 125% of their original loan amounts for 349.470 A Preferred shares. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. Our outstanding 928.618 shares of A Preferred can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of his A Preferred as converted shares, or warrants to purchase an aggregate 9,286,180 shares of common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received Series M warrants which are exercisable at $0.50 per share at any time hereafter during the period ending thirty days after we have announced that we received written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M Warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (Lead Investor(s)) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,836,180 shares of common stock to investors in the private placement. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares that they purchase upon exercise of their Series M warrants. The placement agent who arranged the private placement financing will receive 10% of the cash proceeds we received from the bridge notes and in the private placement, and five year warrants to purchase 1,857,236 shares of our common stock exercisable at $0.55 per share (10% of the as converted amount of Series A Preferred shares) and warrants to purchase 641,809 shares of our common stock exercisable at $0.55 per share (5% of the amount of Series M warrants).

  We entered into Cancellation Agreements with our chief executive officer (CEO) and chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such cancellation agreements we will make initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of their deferred compensation). Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers, (FDA’s 100 Day Letter), we will pay them $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them $190,000 and $75,000, respectively. The post 100 Day Letter payments of$90,000 and $45,000, respectively, will be accelerated in certain events. Our CEO and Chairman will receive five year warrants to purchase 2,100,000 and 2,045,979 shares, respectively, of our common stock at $0.55 per share These share amounts will increase by 3 ½ % of any shares in excess of 27,692,278 shares of common stock which we are required to issue upon conversion of A Preferred shares and upon exercise of Series A warrants sold in the aforementioned private placement. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½ % of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we receive FDA clearance for commercial sales of our ORCEL product for the treatment of venous stasis ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our CEO and Chairman will also be exercisable at $0.55 per common share. Our CEO and Chairman agreed to cancel all their presently held options and warrants to purchase our common stock.

  We owed deferred compensation to our CEO and our chairman of $233,300 and $366,221, respectively. Our chairman and CEO agreed to cancel these obligations we owed them in exchange for payments of $25,000 each and an option to purchase 12 shares of our A Preferred for our CEO and 8 shares of our A Preferred for our Chairman (stated value liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in the private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s) has to the total of A Preferred shares that could be purchased upon the full exercise of the option. The option expires thirty days after we publicly announce FDA clearance for sale of our ORCEL product to treat venous stasis ulcers.

  We entered into an Exchange Agreement with PRF to exchange their interest in our future revenues (recorded as a $38,450,000 liability at December 31, 2006) for shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and shares of Series A-2 Convertible Preferred Stock (A-2 Preferred), each having a stated value/liquidation preference of $5,000,000. The stated values of the A-1and A-2 Preferred can be converted to our common stock at conversion rates of $0.50 and $5.00 per share, respectively, or 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements described in Note 9 with PRF were cancelled and liens were therefore removed from our intellectual property.

  Under an advisory agreement with our placement agent, primarily as compensation for our recent financial restructuring transactions including the PRF exchange transaction, H Warrant exchange, and assistance with the cancellation of termination of employment agreements with our CEO and chairman, we agreed to issue warrants, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. In addition we agreed to exchange all Series E, Series E PA, Series F and Series F PA warrants held by our placement agent, affiliates or designees, or sub-agents that are participating in the Series A Financing, for our common stock. We also agreed that under such advisory agreement the placement agent will be paid a transaction fee based on the closing of a strategic transaction of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration un excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

We are in the process of evaluating the accounting ramifications of the June 18, 2007 transactions and based on our preliminary analysis we expect the transactions will have a material effect on the balance sheet and statement of operations.

The terms of the bridge loans and the Exchange Agreement are more fully described in Notes 10 and 19 to the financial statements.

We anticipate that we will need to secure additional financing for the period after October 2007 for the approximately $500,000 of cash we are currently consuming per month. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt.

As of December 31, 2006, payment of approximately $2,800,000 of the approximately $3,315,000 we owed to our trade creditors was past due.

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

We hope to obtain additional funds through the sale of our securities in private placements, debt financing or other short-term loans. We may not be able to secure any financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

  the progress and magnitude of our research and development programs;

  the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

  the costs involved in filing and maintaining patent claims;

  technological advances;

  competitive and market conditions;

  the successful implementation of the agreements we have entered into with Lonza for manufacturing and sales of our ORCEL product;

  our ability to establish and maintain other collaborative arrangements and the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006.

Item 7.           FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.        CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective:

  During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10- QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions. We determined that certain transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were recorded incorrectly. Additionally, in the first quarter of 2007, we discovered while preparing for the December 31, 2006 audit, that although we had properly disclosed the issuance of a warrant to our investment bankers in connection with our Hapto acquisition in the second quarter of 2006 in our Form 10-QSB filing, we had inadvertently failed to record the related non-cash charge for the warrant issuance.

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

  dedicate additional time and resources to training, and

  consider allocating our limited resources to hiring outside financial consultants to assist with the review of our more complex financing transactions.

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

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the fourth quarter of 2006.

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

Name	Age	Position
Steven Katz, Ph.D.	62	Chairman
Ron Lipstein	51	Chief Executive Officer, Vice Chairman, Secretary and Treasurer
Constantin Papastephanou, Ph.D.	61	President and Chief Operating Officer
Alan W. Schoenbart	48	Chief Financial Officer
Mark Eisenberg, M.D.	69	Director
Steven Lilien, Ph.D.	59	Director
Allen I. Schiff, Ph.D.	61	Director
Raphael Hofstein, Ph.D.	58	Director
Andreas Vogler	45	Director

Directors

Steven Katz, one of our founders, has been a director since our inception in 1991 and was elected Chairman of the Board of Directors in September 1994. He has been employed by us since 1991 and served as our chief executive officer until January 2003. Dr. Katz has also been a professor of Economics and Finance at Bernard M. Baruch College in New York City since 1972. He has a Ph.D. in Finance and Statistics as well as an MBA and an MS in Operations Research, both from New York University.

Ron Lipstein, one of our founders, has been the Secretary and a director since 1991. Mr. Lipstein was elected Vice Chairman of the Board of Directors in January 2003, and Chief Executive Officer in March 2003. Prior to March 2003, Mr. Lipstein served as our Chief Financial Officer. He has been employed by us since 1991. Mr. Lipstein is a Certified Public Accountant.

Dr. Mark Eisenberg, one of our founders, has been a director since 1991. He has been a physician in private practice in Sydney, Australia, since 1967. He is a member and co-founder of the dystrophic epidermolysis bullosa clinic at the Prince of Wales Hospital for children in Sydney, Australia, and has done extensive research on epidermolysis bullosa disease.

Steven Lilien has been a director since February 1998. He was chairman of the accounting department of Bernard M. Baruch College in New York City for 15 years and is currently the Weinstein Professor of Accounting there. He is a certified public accountant and has a Ph.D. in accounting and finance and an MS, both from New York University.

Allen I. Schiff was elected a director in June 2001. He is a Professor of Accounting and is currently the Area Chair of the undergraduate and graduate accounting departments at Fordham University School of Business. He has also served as Director of the MBA Consulting Program at Fordham University Graduate School of Business since 1992. He has a Ph.D. in finance and economics and an MS in accounting, both from New York University.

Raphael Hofstein was elected a director on June 5, 2006. Since 1999, he has served as the managing director of Hadasit, Ltd., a technology holding company originally for Hadassah Medical Organization in Jerusalem, Israel. Hadasit is now a publicly owned company in Israel. Hadasit holds interests in a number of companies engaged in developing and marketing medical devices, biomedicines and medical diagnostic products. Pursuant to the April 14, 2006 agreement whereby we acquired Hapto Biotech, Inc., the former shareholders of Hapto Biotech have appointed Dr. Hofstein as one of their two designees to serve as directors of Ortec. From 1997 to 1999 Dr. Hofstein was the president of Mindsense Biosystems Ltd., an Israeli company engaged in the development of immune assays for different diagnosis in neuropsychiatry. From 1988 to 1997 he was employed by Ecogen, Inc. of Langhorne, Pennsylvania, first in Israel as scientific director of Ecogen Israel Partnership evaluating, funding and developing products, and from 1997 in Langhorne, Pennsylvania for the commercial development of novel microbial fungicides. Dr. Hofstein received master and doctoral degrees in life sciences and chemistry from the Weizman Institute of Science in Rehovot, Israel in 1976 and 1980, respectively, and post doctoral research fellowships from Harvard Medical School from 1980 to 1983.

Andreas Vogler was elected a director on June 5, 2006. Since 2002 he has been the managing general partner of BioMedical Innovations Management Ltd., a private equity fund that invests primarily in medical technology and healthcare companies. Pursuant to the April 14, 2006 agreement whereby we acquired Hapto Biotech, Inc., the former shareholders of Hapto Biotech have appointed Mr. Vogler as one of their two designees to serve as directors of Ortec. Since receiving his masters degree in economics at the University of Basle in Switzerland in 1988, Mr. Vogler was employed until 2002 by UBS Warburg (formerly Swiss Bank Corporation) as a securities analyst and in investment banking, primarily in the medical technology and healthcare fields. Mr. Vogler serves as a chairman of our Israeli subsidiary, Hapto (Israel) Ltd. Mr. Vogler is also a director of Raphael Medical Technologies Inc. and Bioscan Ltd., both private Israel technology companies in the development stage, and of Piexon AG, a Swiss industrial company. From 2002 to 2004 he served as a director of Hirslanden Group, the largest private hospital chain in Switzerland.

On June 20, 2006 Dr. Gregory B. Brown resigned as a director. Dr. Brown did not provide us with any reason for his resignation.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. With the exception of Mr. Lipstein and Mr. Katz, all are non-employee directors.

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

Alan W. Schoenbart is our Chief Financial Officer. He joined us in March 2004. From April 1999 to December 2003, he was Chief Financial Officer of Vizacom Inc., a publicly traded provider of consumer software and information technology services and products, and a designer of WiFi networks. From 1997 to 1999, he was CFO of Windswept Environmental and from 1995 to 1997, he was CFO of Advanced Media, Inc., both publicly held entities. From 1993 to 1995 he was Controller of Goodtimes Entertainment, a privately held distributor of videos and software to mass merchant chains. From May 1981 to August 1993, he worked at KMPG as a Manager and at other public accounting firms. Mr. Schoenbart has a BS in Accounting from Fairleigh Dickinson University and is a Certified Public Accountant.

We do not have an employment agreement with either Dr. Papastephanou or Mr. Schoenbart.

Significant Employee

Melvin Silberklang is our vice president for research and development and our Chief Scientific Officer. He has held those positions for all of the 11 years that he has been employed by us. Dr. Silberklang is 56 years old.

We do not have an employment agreement with Dr. Silberklang.

The Committees

During 2006 our Board of Directors had an Audit Committee and a Compensation Committee. The Board of Directors does not have a Nominating Committee and the entire Board of Directors performs the usual functions of such committee.

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

  an understanding of generally accepted accounting principles and financial statements;

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

  an understanding of internal controls and procedures for financial reporting; and

  an understanding of audit committee functions.

As we noted above Dr. Lilien is a Certified Public Accountant and has a Ph.D. in accounting and finance. He was Chairman of the accounting department of Bernard M. Baruch College in New York City for fifteen years and is currently the Weinstein Professor of Accounting there. Dr. Schiff has an M.S. in accounting and a Ph.D. in finance and economics. He is a Professor of Accounting and is currently the Area Chair of the undergraduate and graduate accounting departments at Fordham University School of Business in New York City.

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

Nominations for Directors. The Board of Directors will consider candidates for election as directors recommended by our stockholders. Stockholders should submit their recommendations in writing, together with the recommended person’s qualifications to serve as a director, addressed to Ortec International, Inc., 3960 Broadway, New York, N.Y. 10032, Attn: Ron Lipstein, CEO.

Attendance at Meetings

During 2006, the Board of Directors, Audit Committee, and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent ten times, eight times, and one time, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all forms filed under Section 16(a). Based solely on our review of the copies of those forms received by us, or written representations from such persons, two of our directors, Dr. Hofstein and Mr. Vogler, inadvertently failed to file on a timely basis their initial holdings on Form 3, which were subsequently filed on a late Form 3.

Code of Ethics

The Board of Directors has adopted a code of ethics requiring our employees, including our executive officers and our directors, to act honestly and with integrity with respect to us and our business dealings and to provide full and fair disclosure about us that is required to, or will be reported to the public. The code of ethics requires our employees to disclose to our Board of Directors any material transaction or relationship on the part of any Ortec employee or director that could reasonably be deemed dishonest or that reasonably could be expected to give rise to an actual or apparent conflict of interest. We have filed a copy of our code of ethics with the Securities and Exchange Commission as Exhibit 14 to our annual report on Form 10-KSB for the year ended December 31, 2003. A copy of our code of ethics can be found on our website www.ortecinternational.com. We will provide any person without charge, upon written request, a copy of our code of ethics. Such request should be addressed to our offices at 3960 Broadway, New York, New York 10032, Attention: Corporate Secretary

Item 10.           EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2006 and 2005 to (i) our Principal Executive Officer (PEO), (ii) three other executive officers including our Principal Financial Officer (PFO) and (iii) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

									All
					Stock		Option		Other
Name and		Salary	Bonus		Awards		Awards		Comp	Total
Principal Position	Year	($)	($) (1)		($)		($)		($)	($)

Ron Lipstein – PEO,	2006	260,000	79,281	(2)	-		-		19,753	359,034
Chief Executive Officer	2005	260,000	757,049	(3)	1,190,000	(4) (5)	-		16,716	2,223,765

Steven Katz,	2006	150,000	79,281	(2)	-		-		11,949	241,230
Chairman	2005	150,000	757,049	(3)	404,600	(4) (5)	-		18,132	1,329,781

Constantin Papastephanou,	2006	240,000	-		-		-		11,104	251,104
President	2005	230,596	-		83,300	(4) (6)	-		10,337	324,333

Melvin Silberklang,	2006	197,385	-		-	(7)	-		-	197,385
Chief Scientific Officer	2005	190,709	-		-		-		-	190,709

Alan W. Schoenbart - PFO,	2006	180,000	-		-	(7)	6,161	(8)	-	186,161
Chief Financial Officer	2005	150,000	-		17,000	(4) (6)			-	167,000

(1) Mr. Lipstein’s and Dr. Katz’s bonuses are equal to 1% each of the funds raised on our behalf (whether such funds are raised in equity or debt financings or as a result of licensing transactions) as well as options to purchase a number of shares equal to up to 10% of the number of shares issued in any such financing transaction.

(2) Amount has been accrued but not paid.

(3) Includes amount of $127,684 which has been accrued but not paid and $629,365 value associated with options to purchase 211,975 shares of our common stock at $3.75, whose value was determined as of the October 17 and November 1, 2005 dates of grant. Such value was determined using a Black Scholes Model with expected lives of seven years, 4.51% risk free rate, 88% estimated volatility, and no dividend yield.

(4) The allocation of shares for the restricted stock awards was made by the Board of Directors in 2003, conditioned on achieving specified milestones. The year in which the restricted stock awards were granted was the year in which the milestones were achieved. Dollar values denoted for each individual are as of dates of grant. The shares will vest in five equal monthly installments commencing January 1, 2007. However, the portion of the shares granted to such officer or employee which are not vested will be forfeited if the officer or employee is then no longer employed by us at any time after January 1, 2007. The shares may only be sold in five monthly installments commencing January 1, 2007. No dividends will be paid on the restricted stock awards.

(5) Represents shares valued at $17.85 on January 7, 2005 date of grant, 66,667 and 22,667 shares for Mssrs. Lipstein and Katz, respectively.

(6) Represents shares valued at $5.10 on June 27, 2005 date of grant, 16,333 and 3,333 shares for Mssrs. Papastephanou and Schoenbart, respectively.

(7) Mr. Schoenbart and Dr. Silberklang were each awarded 200,000 shares of common stock on December 11, 2006 Such grants are scheduled to occur on January 1, 2008 and vest in five equal monthly installments. The awards are subject to risk of forfeiture if either leaves before vesting begins or ends. The amounts will be amortized to our statement of operations during the period January 1, 2007 through May 31, 2008. These amounts are not considered compensation for the 2006 fiscal year.

(8) Represents value of options to purchase 3,333 shares of our common stock at $3.15 per share.

Special Compensation to Executive Officers

Pursuant to a resolution adopted by our Board of Directors in 2001, we were required to pay to Mr. Ron Lipstein, our chief executive officer, and to Dr. Steven Katz, the chairman of our Board of Directors, one percent each of all moneys received by us from investors in our equity securities or from certain lenders. We were also required to issue to each of them options to purchase such number of shares of our common stock equal to ten percent of the shares issued by us in an equity financing, which options are exercisable at the prices paid by the investors for the shares we sell in the equity financing. Pursuant to such resolution, in October and November 2005 we granted to Messrs. Katz and Lipstein seven-year options entitling each of them to purchase 211,975 shares of our common stock at an exercise price of $3.75 per share as a result of our sale of 2,119,746 shares of our common stock in a private placement in the latter part of 2005. With their consent we did not grant to either Dr. Katz or Mr. Lipstein options to purchase ten percent of the number of shares of our common stock that the purchasers of our Series E convertible preferred stock receive upon conversion of their Series E preferred stock.. We have not, with Messrs. Katz’s and Lipstein’s consent, granted them options because of private placement sales of our equity securities prior to October 2005.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

		Option awards			Stock awards
						Market
					Number of	value of
					shares or	shares or
					units of	units of
			Option		stock that	stock that
	Number of Securities Underlying		Exercise	Option	have not	have not
	Unexercised Options (#)		Price	expiration	vested	vested
Name	Exercisable	Unexercisable	($)	date	(#)	($)
Ron Lipstein, PEO (6)	12,667	-	52.50	11/19/09
	15,333	-	27.00	2/23/10
	9,200	-	54.00	2/23/10
	1,333	-	30.00	4/7/10
	1,480	-	54.00	5/23/10
	2,467	-	31.50	6/2/10
	185,357	-	3.75	10/17/12
	26,617	-	3.75	11/01/12
					66,667(1)	34,667

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
(continued)

	Option awards					Stock awards
						Number of
						shares or	Market value
						units of	of shares or
	Number of Securities			Option		stock that	units of stock
	Underlying			Exercise	Option	have not	that have not
	Unexercised Options (#)			Price	expiration	vested	vested
Name	Exercisable	Unexercisable		($)	date	(#)	($)

Steven Katz (6)	12,667	-		52.50	11/19/09
	15,333	-		27.00	2/23/10
	9,200	-		54.00	2/23/10
	1,333	-		30.00	4/07/10
	1,480	-		54.00	5/23/10
	2,467	-		31.50	6/02/10
	185,357	-		3.75	10/17/12
	26,617	-		3.75	11/01/12
						22,667 (1)	11,787

Constantin	68	-		1,059.00	2/05/08
Papastephanou	200	-		94.50	6/12/08
	132	-		712.50	11/01/08
	268	-		907.50	1/03/09
	166	-		45.00	11/07/09
	500	-		61.50	2/06/10
	2,499	833	(2)	27.00	5/23/10
						16,333 (1)	8,493

Melvin Silberklang	8	-		1,012.50	4/14/07
	8	-		975.00	5/30/07
	16	-		1,490.70	10/03/07
	32	-		862.50	12/20/07
	68	-		930.00	5/24/08
	68	-		45.00	11/07/09

	166	-		61.50	2/06/10
	166	-		45.00	2/28/10
	166	-		27.00	5/23/07
						200,000 (5)	104,000

Alan W. Schoenbart, PFO	334	334	(3)	27.75	11/22/11
	833	2,499	(4)	3.15	2/13/13
						3,333 (1)	1,733
						200,000 (5)	104,000

(1)	Vested in five equal monthly installments beginning January 1, 2007 and ending May 31, 2007.

(2)	Vested on May 23, 2007.

(3)	Vests in 2 equal amounts on November 22, 2007 and 2008.

(4)	Vests in 3 equal amounts on February 13, 2008, 2009, and 2010.

(5)	Awards vest in five equal monthly installments beginning January 1, 2008 and ending May 31, 2008.

(6)	All of the Option awards listed above for Ron Lipstein and Steve Katz were cancelled on June 18, 2007 in connection with their Cancellation Agreements which terminated their employment with us.

There were no option exercises in the last fiscal year by any of the Named Executive Officers.

Retirement Plans

We maintain a defined contribution 401(k) savings plan (401(k) plan) for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts.

Compensation of Directors

Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff, Raphael Hofstein and Andreas Vogler were all non-employee Directors in 2006. For Dr. Steven Lilien's services in 2006, as a Director and as Chairman of our audit committee, and Dr. Schiff’s services in 2006 as a Director and as a member of our audit committee, we agreed to pay them $22,000 each in 2006. We paid no compensation to the other directors for their services as Directors.

	Fees
	earned or
	paid in
	cash	Total
Name	($)	($)
Dr. Steve Lilien	22,000	22,000
Dr. Allen Schiff	22,000	22,000

Obligation to Elect Directors

The April 14, 2006 agreement whereby we acquired Hapto provides that if our shareholders do not elect two designees of the former shareholders of Hapto as directors of Ortec for the earlier of (i) the next two years, or (ii) until such time as the number of shares of our common stock acquired by the former shareholders of Hapto in our acquisition of Hapto amount to less than 5% of our common stock then outstanding, we will be required to issue an additional 116,667 shares of our common stock to the former shareholders of Hapto for each such Hapto designee that is not elected as a director of Ortec. The former shareholders of Hapto have selected Raphael Hofstein and Andreas Vogler as their designees to serve as directors of Ortec.

Potential Payments upon Termination or Change of Control

On June 18, 2007 we entered into Cancellation Agreements with our CEO and Chairman, Ron Lipstein and Steven Katz, respectively. Such agreements terminated their employment with us and requires acceleration of certain final payments aggregating $160,000 and $45,000, respectively, upon a change in control. See “Management’s Plan of Operation-Liquidity” for a fuller description of the terms of these Cancellation Agreements.

Item 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of June 18, 2007 by: (i) each director, (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of June 18, 2007, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 8,963,870 shares outstanding on June 18, 2007, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 3960 Broadway, New York, New York 10032.

	Beneficial Ownership

	Number of		Percentage
Beneficial Owner	Shares		Ownership
Steven Katz	277,965	(1)	3.0%

Ron Lipstein	322,312	(2)	3.5%

Costa Papastephanou	21,012	(3)	*

Melvin Silberklang	697	(4)	*

Alan W. Schoenbart	4,500	(5)	*

Mark Eisenberg	10,640	(6)	*

Steven Lilien	2,143	(7)	*

Allen I. Schiff	1,900	(8)	*

Andreas Vogler
BioMedical Innovations, Ltd.
Bleicherweg 45
8002 Zurich, Switzerland	1,102,042	(9)	12.1%

Raphael Hofstein
Hadassah
P.O. Box 12000
Jerusalem 91120 Israel	441,392	(10)	4.9%

Jacob Gottlieb
950 Third Avenue
New York, NY 10022	944,875	(11)	9.9%

Cipher 06 LLC
590 Madison Avenue
New York, NY 10022	1,142,683	(12)	9.9%

SDS Capital Group SPC, Ltd.
53 Forest Avenue, 2nd Floor
Old Greenwich, CT 06870	956,315	(13)	9.9%

Lonza Walkersville, Inc.
8830 Biggs Ford Road
Walkersville, Maryland 21793	564,034	(14)	6.2%

Rodman & Renshaw
1270 Avenue of the Americas
New York, New York 10020	613,081	(15)	6.5%

Platinum-Montaur Life Sciences, LLC.
152 West 57th Street, 4th Floor
New York, New York 10019	985,000	(16)	9.9%

	Beneficial Ownership

	Number of		Percentage
Beneficial Owner	Shares		Ownership
Vicis Capital Master Fund
126 E. 56th Street, 7th Floor
New York, NY 10022	985,000	(17)	9.9%

Patrick J. O’Donnell
c/o Starboard Specialty Fimds
200 W. Adams Street, Suite 1015
Chicago, Illinois 60606	985,000	(18)	9.9%

SXJE LLC
2800 Brion Circle
Lancing, MI 48912	985,000	(19)	9.9%

BIP Ventures Partners SICAR SA
I, Rue des Coquelicots
1356 Luxembourg
Luxembourg	651,953	(20)	6.8%

All executive officers and directors as a group (8 persons)	2,183,906	(21)	22.7%

* Less than one percent.

(1) Includes 254,455 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007. Does not include shares owned by Dr. Katz's children, their spouses and his grandchildren. Dr. Katz disclaims any beneficial interest in such shares. In addition, does not include shares issuable upon the exercise of options that Dr. Katz is entitled to but that he has elected not to receive. Pursuant to Dr. Katz’s agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(2) Includes 254,455 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007. Does not includes 224 shares owned by Mr. Lipstein's minor children. Mr. Lipstein disclaims any beneficial interest in these shares. In addition, does not include shares issuable upon the exercise of options that Mr. Lipstein is entitled to but that he has elected not to receive. Pursuant to Mr. Lipstein’s agreement with us, the number of shares that may be issued upon the exercise of such options represents up to 10% of the number of shares issued in financing transactions entered into by us.

(3) Includes 4,667 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007.

(4) Consists of 697 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007.

(5) Includes 1,167 shares of common stock underlying stock options , which are exercisable within 60 days of June 18, 2007.

(6) Includes 6,667 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007.

(7) Includes 2,140 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007.

(8) Consists of 1,900 shares of common stock underlying stock options, which are exercisable within 60 days of June 18, 2007.

(9) Includes 789,578 shares and warrants to purchase an additional 114,513 shares owned by Denkaria B.V., of which Mr. Vogler is the managing general partner . The warrants are exercisable within 60 days of June 18, 2007.

(10) Consists of 431,186 shares and warrants to purchase an additional 10,206 shares, owned by HBL Hadasit BioHoldings Limited, of which company Mr. Hofstein is a director and the chief executive officer. All securities are exercisable within 60 days of June 18, 2007.

(11) Includes 604,801 shares and warrants to purchase an additional 340,074 shares, owned by the four Visium Funds of which Visium Asset Management, LLC (VAM) is the Investment Advisor. Visium Capital Management, LLC (VCM) is he general partner or two of the four funds. Jacob Gottlieb is the principal of VAM and the sole managing member of VCM. Mr. Gottlieb has voting and dispositive power over these shares.

(12) Includes 1,005,213 shares underlying Series D-1 Convertible Preferred Stock, which are convertible within 60 days of June 18, 2007. Securities included are held either by Jason Adelman, CGA Resources, LLC or Cipher 06 LLC.

(13) Includes 383,904 shares of common stock underlying warrants and 252,937 shares underlying Series D-1 Convertible Preferred Stock, which can be acquired within 60 days of June 18, 2007.According to a Schedule 13G filed jointly on February 14, 2007, by SDS Capital Group SPC, Ltd., SDS Management LLC, its investment advisor, and Steve Derby, the sole manager of the investment advisor, all three persons share voting and dispositive power over these shares.

(14) Includes 184,674 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(15) Includes 419,683 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007. Also includes 110,064 shares and 83,333 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007, which are owned by R &R Biotech Fund.

(16) Includes 985,000 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(17) Includes 985,000 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(18) Includes 985,000 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(19) Includes 985,000 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(20) Includes 651,953 shares issuable upon exercise of outstanding warrants, which are exercisable within 60 days of June 18, 2007.

(21) Includes 535,655 shares of common stock underlying stock options. Also includes warrants to purchase an additional 114,513 shares owned by Denkaria B.V. All are exercisable within 60 days of June 18, 2007.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	82,731	$ 18.13	13,935
Equity compensation plans not
approved by security holders	1,587,182	$ 8.57	2,500,000
Total	1,669,913		2,513,935

Item 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hadasit, Ltd. billed us approximately $157,000 in 2006 pursuant to an agreement whereby Hadasit provides us with a laboratory and the services of a research scientist in Israel. Of this amount, $68,510 was due Hadasit at December 31, 2006. In the first quarter of 2007 we received aggregate bridge loans of $47,500 from Hadasit. Dr. Hofstein, one of our directors, serves as managing director of Hadasit. We terminated our Service Agreement with Hadasit effective March 31, 2007.

At December 31, 2006 we owed $110,000 to our chairman, Dr. Steven Katz, and owed $250,000 to Andreas Vogler, another of our directors, and to an entity which he controls. Such obligations were for bridge loans recently made to us by Dr. Katz, Mr. Vogler and such entity. Such $110,000 amount was repaid to Dr. Katz in April 2007.

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

3.3	By-Laws (Incorporated by reference to the Exhibit of our Registration Statement on Form SB-2, or Amendment 1 thereto, filed with the Commission, Commission File No. 33-96090)

3.4	Series D-1 Certificate of Designation (Incorporated by reference to Exhibit 3.1 of Form 8-K dated August 24, 2006, filed with the Commission on August 30, 2006, Commission File No. 0-27368)

4.1

Certificate of amendment of certificate of incorporation of Ortec International, Inc. (Incorporated by reference to Exhibit 4.6 of our Registration Statement on Form SB-2, filed with the Commission on June 19, 2006, Commission File No. 333-135144)

4.2

Certificate of amendment of certificate of incorporation of Ortec International, Inc. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form SB-2/A Amendment No. 2, filed with the Commission on June 19, 2006, Commission File No. 333-135144)

10.1

Agreement with Cambrex Bio Science Walkersville, Inc.; redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 30, 2004, Commission File No. 0-27368)

10.2

Agreement with Paul Capital Royalty Acquisition Fund L.P. (name subsequently changed to Paul Royalty Fund, L.P.); redacted - certain portions marked by asterisks were omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission (Incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No. 0-27368)

10.3

Termination of Employment Agreements between the Registrant and Steven Katz and Ron Lipstein Incorporated by reference to Exhibit 99.1 of Form 8-K dated December 11, 2002, filed with the Commission on December 13, 2002, Commission File No. 0-27368)

10.4

Lease with Audubon Biomedical Science and Technology Park (Incorporated by reference to Exhibit 10.2 of our annual report on Form 10-K/A for the period ended December 31, 2002, filed with the Commission on February 12, 2004, Commission File No. 0-27368)

10.5

Forbearance Agreement with Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.1 of Form 8-K dated December 13, 2004, filed with the Commission on December 14, 2004, Commission File No. 0-27368)

10.6

Sales Agency Agreement dated October 18, 2004 between Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.7 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.7

Amendment No. 1 dated October 18, 2004 to the Cell Therapy Manufacturing Agreement dated October 29, 2003 between Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.8

License Agreement dated October 18, 2004, by and among Orcel LLC and Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.9 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.9

Security Agreement dated October 18, 2004, by and among Orcel LLC and Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.10 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.10

Amended and Restated Security Agreement dated October 18, 2004 by and among Orcel LLC and Ortec International, Inc. and Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.11

Supply Agreement dated December 31, 2004 between Ortec and LSNE. (Incorporated by reference to Exhibit 10.12 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.12

Registration Rights Agreement for the January 5, 2005 Private Placement (Incorporated by reference to Exhibit 4.2 of Form 8-K dated January 5, 2005, filed with the Commission on January 11, 2005, Commission File No. 0-27368)

10.13

Form of Series E Warrant for the January 5, 2005 Private Placement (Incorporated by reference to Exhibit 4.3 of Form 8-K dated January 5, 2005, filed with the Commission on January 11, 2005, Commission File No. 0-27368)

10.14	Form of Modification of Series E Warrants (Incorporated by reference to Exhibit 4.1 of Form 8-K dated May 27, 2005, filed with the Commission on June 3, 2005, Commission File No. 0-27368)

10.15

Form of Funding Commitment and Related Warrant Price Adjustment (Incorporated by reference to Exhibit 4.2 of Form 8-K dated May 27, 2005, filed with the Commission on June 3, 2005, Commission File No. 0-27368)

10.16	Form of Restricted Stock Award (Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 27, 2005, filed with the Commission on July 1, 2005, Commission File No. 0-27368)

10.17	Form of Warrant issued to Cambrex (Incorporated by reference to Exhibit 4.1 of Form 8-K dated July 12, 2005, filed with the Commission on July 14, 2005, Commission File No. 0-27368)

10.18

Agreement dated July 12, 2005 between Ortec and Cambrex (Incorporated by reference to Exhibit 10.1 of Form 8-K dated July 12, 2005, filed with the Commission on July 14, 2005, Commission File No. 0-27368)

10.19	Form of Series F Warrant (Incorporated by reference to Exhibit 4.2 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)

10.20

Letter Agreement defining the conditions to reduce the exercise price of the Series E Warrants (Incorporated by reference to Exhibit 4.3 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)

10.21

Form of Registration Rights Agreement for October 2005 Private Placement (Incorporated by reference to Exhibit 10.2 of Form 8-K dated October 12, 2005, filed with the Commission on October 14, 2005, Commission File No. 0-27368)

10.22

Preferred Stock Exchange Agreement-North Sound. (Incorporated by reference to Exhibit 10.2 of Form 8-K dated January 30, 2006, filed with the Commission on February 2, 2006, Commission File No. 0-27368)

10.23	Preferred Stock Exchange Agreement-SDS. (Incorporated by reference to Exhibit 10.3 of Form 8-K dated January 30, 2006, filed with the Commission on February 2, 2006, Commission File No. 0-27368)

10.24

Agreement dated February 13, 2006 between Ortec International, Inc. and Cambrex (Incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2006, filed with the Commission on February 14, 2006, Commission File No. 0-27368)

10.25

Warrant to Cambrex Bio Science Walkerville, Inc. commencing July 1, 2006 (Incorporated by reference to Exhibit 10.2 of Form 8-K dated February 13, 2006, filed with the Commission on February 14, 2006, Commission File No. 0-27368)

10.26

Form of Securities Purchase Agreement in the private placement with exhibits thereto (Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 4, 2006, filed with the Commission on April 7, 2006, Commission File No. 0-27368)

10.27

Form of Merger Agreement dated April 14, 2006 between Ortec International, Inc., Hapto Biotech, Inc. and shareholders of Hapto. (Incorporated by reference to Exhibit 10.1 of Form 8-K dated April 14, 2006, filed with the Commission on April 20, 2006, Commission File No. 0-27368)

10.28

Form of Escrow Agreement dated April 14, 2006 between Ortec International, Inc. Hapto Biotech, Inc., Rafael Hofstein and certain shareholders and optionholders of Hapto, and Feder, Kaszovitz et al as Escrow Agent. (Incorporated by reference to Exhibit 10.2 of Form 8-K dated April 14, 2006, filed with the Commission on April 20, 2006, Commission File No. 0-27368)

10.29

Form of Voting Agreement dated April 14, 2006 between Ortec International, Inc. Hapto Biotech, Inc. and certain individuals. (Incorporated by reference to Exhibit 10.3 of Form 8-K dated April 14, 2006, filed with the Commission on April 20, 2006, Commission File No. 0-27368)

10.30

Third Amendment of Lease dated March 16, 2006 between The Trustees of Columbia University in the City of New York and Ortec International, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-QSB dated March 31, 2006, filed with the Commission on May15, 2006, Commission File No. 0-27368)

10.31	2006 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form 8-K dated August 24, 2006, filed with the Commission on August 30, 2006, Commission File No. 0-27368)

10.32	Forbearance Agreement Amendment (Incorporated by reference to Exhibit 10.1 of Form 8-K dated October 19, 2006, filed with the Commission on October 20, 2006, Commission File No. 0-27368)

10.33	Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K dated January 29, 2007, filed with the Commission on January 31, 2007, Commission File No. 0-27368)

14

Code of Ethics (Incorporated by reference to Exhibit 14 of our annual report on Form 10-K for the period ended December 31, 2003, filed with the Commission on March 30, 2004, Commission File No. 0-27368)

23*	Consent of BDO Seidman, LLP

31.1*	Rule 13a-14(a) / 15d-14 (a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

* filed herewith.

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed by BDO Seidman, LLP our independent registered public accounting firm, for services rendered by such firm during the fiscal year ended December 31, 2006.

Audit Fees

BDO Seidman, LLP billed $185,000 and $110,000 in the aggregate for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements for the fiscal year ended December 31, 2006 and 2005, respectively.

BDO Seidman, LLP did not perform any other services for us in 2006 and 2005.

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

Dated: June 19, 2007	Ortec International, Inc.
	By:	/s/ Ron Lipstein
Ron Lipstein
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on June 19, 2007 in the capacities indicated below.

Signature	Title

/s/ Ron Lipstein	Vice Chairman, Chief Executive Officer, Secretary, Treasurer, and Director
Ron Lipstein	(Principal Executive Officer)

/s/ Alan W. Schoenbart	Chief Financial Officer (Principal Financial and Accounting Officer)
Alan W. Schoenbart

/s/ Steven Katz	Chairman and Director
Steven Katz

/s/ Dr. Mark Eisenberg	Director
Dr. Mark Eisenberg

/s/ Steven Lilien	Director
Steven Lilien

/s/ Allen I. Schiff	Director
Allen I. Schiff

/s/ Raphael Hofstein	Director
Raphael Hofstein

/s/ Andreas Vogler	Director
Andreas Vogler

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005
and for the cumulative period from March 12, 1991 (inception) to December 31, 2006	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the cumulative period from
March 12, 1991 (inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005,
and for the cumulative period from March 12, 1991 (inception) to December 31, 2006	F-10

Notes to Consolidated Financial Statements	F-12

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ortec International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Ortec International, Inc. (a development stage enterprise) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the period from March 12, 1991 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ortec International, Inc. at December 31, 2006, and the results of the Company’s operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from March 12, 1991 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company incurred a net loss applicable to common shareholders of $18.4 million during the year ended December 31, 2006, and, as of that date, the Company's current liabilities exceeded its current assets by $43.5 million, its total liabilities exceeded its total assets by $42.6 million and the Company has a deficit accumulated in the development stage of $179.1 million. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 of the financial statements, the Company restated its financial statements as of and for the year ended December 31, 2005. Also, as described in Note 2, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “ Share Based Payment”, utilizing the modified prospective transition method.

/s/ BDO Seidman, LLP

New York, New York
June 18, 2007

F2

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS

Current assets:
Cash and cash equivalents	$13,039
New York state tax credits receivable	500,000
Prepaid and other current assets	137,356
Total current assets	650,395
Property and equipment, net	182,759
Patent application costs, net	471,691
Deposits and other assets	256,158
Total assets	$1,561,003

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,596,861
Convertible bridge financing payable	1,060,000
Capital lease obligation - current	6,784
Current maturities of promissory notes	43,331
Obligation under revenue interest assignment	38,450,000
Total current liabilities	44,156,976
Promissory notes, less current portion	6,751
Capital lease obligation, less current portion	2,349
Total liabilities	44,166,076

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Convertible
Series D-1, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares
issued and outstanding; liquidation preference of $59,486	15,090,903
Common stock, $.001 par value; authorized, 200,000,000 shares; 8,963,870 shares issued and outstanding	8,964
Additional paid-in capital	121,656,536
Deficit accumulated during the development stage	(179,068,293)
Deferred compensation	(293,183)
Total shareholders’ deficit	(42,605,073)
Total liabilities and shareholders’ deficit	$1,561,003

The accompanying notes are an integral part of these statements.

F3

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2006	2005	2006
		(as restated)
Product Revenue	$-	$-	$265,665

Expenses
Product and laboratory costs	4,341,932	3,620,562	35,129,080
Personnel	3,771,625	3,896,068	44,853,180
General and administrative	1,688,092	1,869,106	22,592,549
Rent	730,320	474,013	5,176,627
Consulting	-	-	5,702,651
Interest expense	9,027,748	9,529,216	38,338,793
Other (income) expense	(101,804)	116,429	(2,656,022)
Purchased in-process research and
development costs	11,073,743	-	11,073,743
Change in value of warrants	(12,042,565)	-	(12,042,565)
Loss on settlement of promissory notes	-	13,081,453	13,081,453
Lease termination costs	-	-	1,119,166
Loss on extinguishments of debt
and series A preferred shares	-	-	1,004,027
	18,489,091	32,586,847	163,372,682

Loss before income tax benefit	(18,489,091)	(32,586,847)	(163,107,017)

Income tax benefit	(489,000)	-	(489,000)

Net loss	(18,000,091)	(32,586,847)	(162,618,017)

Preferred stock dividends	151,035	(17,891)	3,162,609
Preferred stock and warrants
deemed dividends and discounts	277,972	7,617,695	13,287,667

Net loss applicable to common shareholders	$(18,429,098)	$(40,186,651)	$(179,068,293)

Net loss per share

Basic and diluted	$(2.60)	$(15.64)

Weighted average shares outstanding

Basic and diluted	7,074,724	2,568,981

The accompanying notes are an integral part of these statements .

F4

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred Stock					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E	capital	stage	stock	compensation	(deficit)
March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	-	-	-	-	-	$860	-	-	-	$870
First private placement ($45.00 per share)	1,450	2	-	-	-	-	-	64,998	-	-	-	65,000
The Director ($172.50 and $795.00 per share)	994	1	-	-	-	-	-	249,999	-	-	-	250,000
Second private placement ($1413.75 per share)	354	-	-	-	-	-	-	500,000	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(21,118)	-	-	-	(21,118)
Net loss	-	-	-	-	-	-	-	-	(281,644)	-	-	(281,644)
Balance at December 31, 1991	13,156	13	-	-	-	-	-	794,739	(281,644)	-	-	513,108
Second private placement ($1,413.75 per share)	176	-	-	-	-	-	-	250,006	-	-	-	250,006
Second private placement ($1,413.75 per share)	152	-	-	-	-	-	-	215,467	-	-	-	215,467
Stock purchase agreement with the Director
($1,413.75 per share)	212	-	-	-	-	-	-	299,998	-	-	-	299,998
Share issuance expense	-	-	-	-	-	-	-	(35,477)	-	-	-	(35,477)
Net loss	-	-	-	-	-	-	-	-	(785,941)	-	-	(785,941)
Balance at December 31, 1992	13,696	13	-	-	-	-	-	1,524,733	(1,067,585)	-	-	457,161
Third private placement ($1,500.00 per share)	731	1	-	-	-	-	-	1,096,499	-	-	-	1,096,500
Third private placement ($1,500.00 per share)	150	-	-	-	-	-	-	225,000	-	-	-	225,000
Stock purchase agreement with Home
Insurance ($1,350.00 per share)	741	1	-	-	-	-	-	999,998	-	-	-	999,999
Stock purchase agreement with the Director
($1,413.75 per share)	142	-	-	-	-	-	-	200,000	-	-	-	200,000
Shares issued in exchange for commission	4	-	-	-	-	-	-	6,000	-	-	-	6,000
Share issuance expenses	-	-	-	-	-	-	-	(230,207)	-	-	-	(230,207)
Net loss	-	-	-	-	-	-	-	-	(1,445,624)	-	-	(1,445,624)
Balance at December 31, 1993	15,464	15	-	-	-	-	-	3,822,023	(2,513,209)	-	-	1,308,829
Fourth private placement ($1,500.00 per share)	263	-	-	-	-	-	-	397,712	-	-	-	397,712
Stock purchase agreement with Home
Insurance ($1,500.00 per share)	333	1	-	-	-	-	-	499,999	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(8,697)	-	-	-	(8,697)
Net loss	-	-	-	-	-	-	-	-	(1,675,087)	-	-	(1,675,087)
Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	-	-	522,757
Rent forgiveness by Director	-	-	-	-	-	-	-	40,740	-	-	-	40,740
Net loss	-	-	-	-	-	-	-	-	(1,022,723)	-	-	(1,022,723)
Balance at December 31, 1995	16,060	16	-	-	-	-	-	4,751,777	(5,211,019)	-	-	(459,226)
Initial public offering	8,000	8	-	-	-	-	-	5,999,992	-	-	-	6,000,000
Exercise of warrants	226	-	-	-	-	-	-	33,885	-	-	-	33,885
Fifth private placement ($973.50 per share)	6,394	6	-	-	-	-	-	6,220,791	-	-	-	6,220,797
Share issuance expenses	-	-	-	-	-	-	-	(1,580,690)	-	-	-	(1,580,690)
Stock options issued for services	-	-	-	-	-	-	-	152,000	-	-	-	152,000
Net loss	-	-	-	-	-	-	-	-	(2,649,768)	-	-	(2,649,768)
Balance at December 31, 1996	30,680	30	-	-	-	-	-	15,577,755	(7,860,787)	-	-	7,716,998
Exercise of warrants	7,726	8	-	-	-	-	-	10,822,783	-	-	-	10,822,791
Share issuance expenses	-	-	-	-	-	-	-	(657,508)	-	-	-	(657,508)
Stock options and warrants issued for services	-	-	-	-	-	-	-	660,000	-	-	-	660,000
Net loss	-	-	-	-	-	-	-	-	(4,825,663)	-	-	(4,825,663)
Balance at December 31, 1997 (carried forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618

F5

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred Stock					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 1997 (brought forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618
Exercise of warrants	1,477	2	-	-	-	-	-	1,281,955	-	-	-	1,281,957
Stock options and warrants issued for services	-	-	-	-	-	-	-	1,920,111	-	-	-	1,920,111
Sixth private placement
Common shares issued ($1500.38 per share)	1,333	1	-	-	-	-	-	1,788,697	-	-	-	1,788,698
Warrants to purchase 334 shares at $1,800 per share	-	-	-	-	-	-	-	211,302	-	-	-	211,302
Share issuance expenses	-	-	-	-	-	-	-	(48,000)	-	-	-	(48,000)
Purchase of 44 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(67,272)	-	(67,272)
Net loss	-	-	-	-	-	-	-	-	(8,412,655)	-	-	(8,412,655)
Balance at December 31, 1998	41,216	41	-	-	-	-	-	31,557,095	(21,099,105)	(67,272)	-	10,390,759
Exercise of warrants	94	-	-	-	-	-	-	14,103	-	-	-	14,103
Stock options and warrants issued for services	-	-	-	-	-	-	-	64,715	-	-	-	64,715
Seventh private placement
Common shares issued ($1,312.50 per share)	2,594	3	-	-	-	-	-	3,168,782	-	-	-	3,168,785
Warrants to purchase 519 shares – 210 at $1,875
per share an d 209 at $2,175 per share	-	-	-	-	-	-	-	236,291	-	-	-	236,291
Placement agent warrants to purchase 260 shares
at $1,575 per share	-	-	-	-	-	-	-	232,000	-	-	-	232,000
Eighth private placement ($825 per share)	10,909	11	-	-	-	-	-	8,999,991	-	-	-	9,000,002
Share issuance expenses	-	-	-	-	-	-	-	(619,908)	-	-	-	(619,908)
Purchase of 61 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(75,518)	-	(75,518)
Net loss	-	-	-	-	-	-	-	-	(10,040,509)	-	-	(10,040,509)
Balance at December 31, 1999	54,813	55	-	-	-	-	-	43,653,069	(31,139,614)	(142,790)	-	12,370,720
Exercise of options and warrants	1,170	1	-	-	-	-	-	327,281	-	-	-	327,282
Stock options and warrants issued for services	-	-	-	-	-	-	-	56,265	-	-	-	56,265
Ninth private placement
Common stock issued ($2,250 per share)	444	-	-	-	-	-	-	1,000,005	-	-	-	1,000,005
Placement agent warrants (18 at $2,250 per share)	-	-	-	-	-	-	-	23,000	-	-	-	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	-	-	-	-	-	8,421,063	-	-	-	8,421,071
Share issuance expenses	-	-	-	-	-	-	-	(641,500)	-	-	-	(641,500)
Purchase of 29 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(34,855)	-	(34,855)
Net loss	-	-	-	-	-	-	-	-	(12,129,663)	-	-	(12,129,663)
Balance at December 31, 2000	64,745	64	-	-	-	-	-	52,839,183	(43,269,277)	(177,645)	-	9,392,325
Stock options to purchase 400 shares for services	-	-	-	-	-	-	-	188,080	-	-	-	188,080
Net loss	-	-	-	-	-	-	-	-	(15,885,377)	-	-	(15,885,377)
Balance at December 31, 2001	64,745	64	-	-	-	-	-	53,027,263	(59,154,654)	(177,645)	-	(6,304,972)
Exercise of options and warrants	2,381	2	-	-	-	-	-	355	-	-	-	357
Stock options and warrants issued for services	-	-	-	-	-	-	-	113,060	-	-	-	113,060
Warrants issued with convertible debentures	-	-	-	-	-	-	-	440,523	-	-	-	440,523
Warrants issued with redeemable preferred stock	-	-	-	-	-	-	-	559,289	-	-	-	559,289
Convertible debenture conversion benefit	-	-	-	-	-	-	-	1,042,663	-	-	-	1,042,663
Redeemable convertible preferred conversion benefit	-	-	-	-	-	-	-	1,097,886	-	-	-	1,097,886
Issuance of series B preferred stock (938 shares)
($10,000 per share)	-	-	9,382,742	-	-	-	-	-	-	-	-	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	-	-	-	-	3,486,318	-	-	-	7,338
Shares issuance costs – preferred stock	-	-	(866,612)	-	-	-	-	304,615	-	-	-	(561,997)
Preferred stock dividends	25,021	25	-	-	-	-	-	1,125,909	(1,125,934)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(21,578,021)	-	-	(21,578,021)
Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)

F6

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred Stock					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)
Exercise of options and warrants	26,583	27	-	-	-	-	-	12,939	-	-	-	12,966
Issuance of preferred stock: series B (200
shares), series C (948 shares)	-	-	2,000,000	5,690,000	-	-	-	-	-	-	-	7,690,000
Warrants issued with preferred stock	-	-	(490,567)	(1,225,632)	-	-	-	1,716,199	-	-	-	-
Warrant to purchase 5,000 shares at $30 per share
issued for services	-	-	-	-	-	-	-	87,000	-	-	-	87,000
Share issuance costs – preferred stock	-	-	(393,488)	(797,327)	-	-	-	359,078	-	-	-	(831,737)
Conversion of series B preferred stock (605
shares) into common stock	161,437	162	(3,253,571)	-	-	-	-	3,253,409	-	-	-	-
Conversion of series B preferred stock into
series D preferred stock (483 shares)	-	-	(2,628,602)	-	2,628,602	-	-	-	-	-	-	-
Preferred stock deemed dividends and discounts	-	-	-	-	-	-	-	4,269,000	(4,269,000)	-	-	-
Preferred stock dividends	6,154	6	-	-	-	-	-	923,071	(923,077)	-	-	-
Common stock dividend to be distributed on
series C preferred stock	-	-	-	-	-	-	-	336,550	(336,550)	-	-	-
Common stock to be issued in connection with
promissory notes (10,467 shares)	-	-	-	-	-	-	-	287,000	-	-	-	287,000
Adjustment for one for ten reverse stock split	5	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,920,504)	-	-	(15,920,504)
Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	-	-	72,442,127	(103,307,740)	(177,645)	-	(24,476,407)
Issued in connection with promissory notes
Previously issued notes (FY 2002 above)	10,467	11	-	-	-	-	-	(11)	-	-	-	-
Issued in current fiscal year	22,122	22	-	-	-	-	-	746,180	-	-	-	746,202
Common stock (18,468) and 34.31 shares of
series D preferred to be issued in connection
with agreements which extended due date of
promissory notes	-	-	-	-	-	-	-	828,540	-	-	-	828,540
Issued in connection with exercise of warrants	2,164	2	-	-	-	-	-	323	-	-	-	325
Conversion of 35.62 shares of series C preferred
stock into common stock	7,125	7	-	(137,752)	-	-	-	137,745	-	-	-	-
Payment of dividends on 35.62 shares of series C
preferred stock in common stock	916	1	-	-	-	-	-	30,098	(30,099)	-	-	-
Common stock and series D preferred (233.83
shares) issued in connection with special
warrant offer ($15.06 per share)	33,132	33	-	-	939,050	-	-	498,936	-	-	-	1,438,019
Common stock dividend to be distributed on
series B and series C preferred stock	-	-	-	-	-	-	-	613,805	(613,805)	-	-	-
Option to purchase 6,667 shares at $30 per share
issued to director for services	-	-	-	-	-	-	-	398,574	-	-	-	398,574
Warrant to purchase 5,000 shares at $30 issued for
services	-	-	-	-	-	-	-	94,393	-	-	-	94,393
Warrant to purchase 937 shares at $48.75 issued in
connection with lease	-	-	-	-	-	-	-	18,500	-	-	-	18,500
Share issuance expenses	-	-	-	-	-	-	-	(26,600)	-	-	-	(26,600)
Special warrant offer deemed dividends	-	-	-	-	-	-	-	1,123,000	(1,123,000)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,377,900)	-	-	(15,377,900)
Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)

F7

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred Stock					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)
Common stock and series D preferred (34.31
shares) issued in connection with agreements
which extended due date of promissory notes	18,468	18	-	-	274,500	-	-	(274,518)	-	-	-	-
January 2005 Private Placement: Common stock
issued in connection with private placement	432,264	432	-	-	-	-	-	4,775,668	-	-	-	4,776,100
Common stock and series D preferred (1,720.16
shares) issued for promissory note conversion	530,208	530	-	-	5,733,853	-	-	14,895,029	-	-	-	20,629,412
Common stock and series D preferred (1,086.21
shares) issued in connection with Series C
preferred exchange – as restated	218,912	219	-	(3,529,289)	3,620,702	-	-	6,261,816	(6,353,448)	-	-	-
Common stock issued for exercise of additional
investment right from private placement	10,217	10	-	-	-	-	-	114,937	-	-	-	114,947
Common stock issued in connection with
February 2005 private placement	8,000	8	-	-	-	-	-	86,265	-	-	-	86,273
Common stock issued in connection with
exchange for series B preferred stock	14,710	15	(270,859)	-	-	-	-	270,844	-	-	-	-
Common stock issued to officers	109,667	110	-	-	-	-	-	751,474	-	-	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	-	-	-	-	-	3,415	-	-	-	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	-	-	-	-	-	3,172,643	-	-	-	3,173,616
Common stock and Series D preferred
(2,714.62 shares) and warrants issued for
promissory notes	423,128	423	-	-	2,714,624	-	-	3,622,670	-	-	-	6,337,717
Return of excess preferred stock dividend	-	-	-	-	-	-	-	(17,891)	17,891	-	-	-
Modifications of Series E warrant
prices - as restated	-	-	-	-	-	-	-	3,490,140	(1,264,247)	-	-	2,225,893
Warrants to purchase 5,000 shares issued
for services	-	-	-	-	-	-	-	7,189	-	-	-	7,189
Share issuance expenses	-	-	-	-	-	-	-	(14,234)	-	-	-	(14,234)
Net loss – as restated	-	-	-	-	-	-	-	-	(32,586,847)	-	-	(32,586,847)
Balance at December 31, 2005 - as restated	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
(carried forward)

F8

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred Stock					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	Series B	Series C	Series D	Series D-1	Series E	Capital	stage	stock	compensation	(deficit)
Balance at December 31, 2005 – as restated
(brought forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	-	-	-	-	-	58	-	-	-	197
Warrant issued for vendor settlement	-	-	-	-	-	-	-	54,982	-	-	-	54,982
Warrant issued with promissory notes	-	-	-	-	-	-	-	7,262	-	-	-	7,262
Common stock and warrants issued for
Production suite charges (includes
warrants to purchase 73,674 shares
at $11.25 per share)	363,360	364	-	-	-	-	-	1,422,475	-	-	-	1,422,839
Placement agent fees	113,147	113	-	-	-	-	-	424,187	-	-	-	424,300
Hapto acquisition (includes warrants to
purchase 200,000 shares at $4.50
per share)	2,031,119	2,031	-	-	-	-	-	10,692,540	-	-	-	10,694,571
Common stock issued upon conversion
of 323.4008 shares of Series D
preferred stock	86,240	86	-	-	(820,428)	-	-	820,342	-	-	-	-
April 2006 private placement
Issuance of 6,176 shares of Series E
preferred stock	-	-	-	-	-	-	6	-	-	-	-	6
Bridge loan converted into 301.333 shares
of Series E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series E preferred stock	-	-	-	-	-	-	151,035	-	(151,035)	-	-	-
Conversion of 6,176 Series E preferred	2,822,078	2,822	-	-	-	-	(151,041)	148,219	-	-	-	-
Fair value of warrants reclassified
as liabilities	-	-	-	-	-	-	-	(11,951,000)	-	-	-	(11,951,000)
Reduction of warrant liability	-	-	-	-	-	-	-	5,736,591	-	-	-	5,736,591
Modifications of Series E and F warrant prices	-	-	-	-	-	-	-	277,972	(277,972)	-	-	-
Transfer of Preferred stock series: D to D-1	-	-	-	-	(15,090,903)	15,090,903	-	-	-	-	-	-
Retirement of treasury shares	(134)	-	-	-	-	-	-	(177,645)	-	177,645
Share-based compensation	-	-	-	-	-	-	-	41,200	-	-	-	41,200
Share issuance expenses	-	-	-	-	-	-	-	(57,118)	-	-	-	(57,118)
Shares issued pursuant to deferred
compensation plan	1,333	1	-	-	-	-	-	415	-	-	(416)	-
Restricted share awards	-	-	-	-	-	-	-	165,000	-	-	(165,000)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	334,678	334,678
Adjustment for one for fifteen reverse
stock split	523	1	-	-	-	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(18,000,091)	-	-	(18,000,091)
Balance at December 31, 2006	8,963,870	$8,964	-	-	-	$15,090,903	-	$121,656,536	$(179,068,293)	-	$(293,183)	$(42,605,073)

The accompanying notes are an integral part of these statements.

F9

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities		(as restated)
Net loss	$(18,000,091)	$(32,586,847)	$(162,618,017)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	202,600	291,975	5,769,447
Loss on settlement of promissory notes	-	13,081,453	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Amortization of stock compensation	334,678	289,139	623,817
Non-cash stock compensation	-	-	3,335,231
Non-cash interest	70,711	126,391	2,053,934
Non-cash imputed interest	8,881,000	9,043,326	34,015,586
Non-cash production suite charges	1,187,339	235,500	1,422,839
Share-based compensation	41,200	-	41,200
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishments of debt & series A preferred stock	-	-	1,004,027
Purchased in-process research and development	11,073,743	-	11,073,743
Change in fair value of warrants	(12,042,565)	-	(12,042,565)
Other	(6,710)	20,646	33,120
Change in operating assets and liabilities
Other current assets and other assets	(480,547)	(23,036)	(541,638)
Accounts payable and accrued liabilities	1,745,534	(1,129,595)	6,792,896
Net cash used in operating activities	(6,993,108)	(10,651,048)	(95,354,895)

Cash flow from investing activities
Purchases of property and equipment	(56,469)	(66,535)	(4,670,346)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(20,239)	(49,167)	(1,090,112)
Organization costs	-	-	(10,238)
(Security deposit) Security deposits refunded	(98,562)	16,000	(888,835)
Cash paid for Hapto acquisition, net of $19,422 cash received	(204,402)	-	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(379,672)	(99,702)	(6,790,461)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,750,000	3,486,000	15,398,126
Proceeds from issuance of common stock	-	8,150,936	61,701,458
Proceeds from exercise of warrants	197	3,659	1,362,860
Proceeds from insurance premium financing	176,400	220,000	676,400
Share issuance expenses and other financing costs	(57,119)	(14,234)	(5,441,365)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligation under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock -
Series A	-	-	1,200,000
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	5,526,829	-	5,526,829
Advances received	-	-	130,000
Repayment of insurance premium financing	(176,400)	(220,000)	(676,400)
Repayment of capital lease obligations	(20,387)	(66,065)	(605,181)
Repayment of loan payable	(41,635)	(203,462)	(1,280,796)
Repayment of obligation under revenue interest assignment	-	-	(11,414)
Repayment of notes payable	-	-	(515,500)
Repayment of promissory notes	(440,000)	(158,065)	(1,235,751)
Net cash provided by financing activities	6,717,885	11,198,769	102,165,850
Effect of exchange rate changes on cash and cash equivalents	(7,455)	-	(7,455)
Net Increase / (Decrease) in Cash And Cash Equivalents	(662,350)	448,019	13,039
CASH AND CASH EQUIVALENTS:
Beginning of year	675,389	227,370	-
End of year	$13,039	$675,389	$13,039

F10

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Cumulative
			From
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2006	2005	2006
Supplemental disclosures of cash flow information:		(as restated)
Non-cash financing and investing activities
Capital lease obligations	$-	$7,717	$628,523
Deferred offering costs included in accrued professional fees	-	-	314,697
Financings costs - other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Share issuance expenses – warrants	-	-	255,000
Deferred compensation	165,416	751,584	917,000
Dividends on preferred stock paid in common shares -
Series B	-	-	2,099,011
Series C	-	(17,891)	576,013
Series E	151,035	-	151,035
Accretion of discount on preferred stock and warrants	277,972	7,617,695	13,287,667
Series B preferred stock converted to common stock	-	270,859	270,659
Series C preferred stock exchanged for common stock	-	3,529,289	3,529,289
Series D preferred stock -
Issued in lieu of common stock	-	12,343,679	12,343,679
Converted to common stock	820,428	-	820,428
Exchanged for Series D-1 preferred stock	15,090,903	-	15,090,903
Series E preferred stock converted to common stock	151,041	-	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants -
Series B	-	-	391,307
Series C	-	-	272,386
Share issuance of series D preferred stock in
exchange from series B preferred stock	-	-	2,628,602
Promissory notes -
Repaid with common stock	-	13,112,626	13,112,626
Interest thereon paid in common stock	-	658,776	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with series E preferred stock	250,000		250,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	54,982	-	54,982
Common stock and warrants issued to settle liability	659,800	-	659,800
Treasury shares retired	177,645		177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202
Accounts payable converted to promissory notes	-	-	837,468
Advances converted to promissory notes	-	-	130,000

Cash paid for interest	$71,982	$142,770	$932,608

Cash paid for income taxes	$-	$-	$203,411

The accompanying notes are an integral part of these statements.

F11

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - FORMATION OF THE COMPANY, BASIS OF PRESENTATION AND RESTATEMENT

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for Pre-Market Approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In August 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous stasis ulcers, by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the other section of the application, which will report the results of our confirmatory clinical trial, in the third quarter of 2007. Such other section will report the results showing the effectiveness of our ORCEL product – treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product These filings will be amendments to our PMA application filed in February 2004.

We are working with Lonza Walkersville, Inc. (formerly known as Cambrex Bio Science Walkersville, Inc.), a subsidiary of Lonza Corporation (Lonza) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In February 2006, Lonza assisted us financially by agreeing to accept our common stock and warrants in exchange for approximately $800,000 of production suite charges incurred during the first half of 2006. See Note 11.

F12

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based payment issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Refer to Note 13 for further details of the impact of SFAS 123(R).

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $18.4 million during the year ended December 31, 2006, and, as of that date, our current liabilities exceeded our current assets by $43.5 million, our total liabilities exceeded our total assets by $42.6 million and we have a deficit accumulated in the development stage of $179.1 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In the fourth quarter of 2006, we agreed on terms which were later incorporated into an agreement (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. (PRF) for the restructuring of our $38,450,000 obligation under our revenue interest assignment agreement. Initially we and PRF agreed that the first $2,000,000 (later amended to $2,800,000) of any amount we had to pay PRF pursuant to our agreements with PRF would be paid to lenders of bridge loans made to us in the October 2006 to May 2007 period. Those bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities on June 18, 2007. We received bridge loans aggregating $2,899,000 that we had obtained during the period beginning in October 2006 and ending in May 2007. On June 18, 2007, PRF and we entered into the Exchange Agreement which provides for the $38,450,000 liability we owe to PRF to be exchanged for newly created classes of our preferred stock with a stated value of $10,000,000, upon the completion of $8,000,000 of equity financing. Upon securing such financing (which included conversion of all or some of the bridge loans we received to the equity securities we sell in the private placement), the Exchange Agreement required cancellation of termination of employment agreements we have with Messrs. Katz and Lipstein on terms acceptable to them, PRF, and those equity investors in such new equity financing and to the resignation of Messrs. Katz and Lipstein as our officers and directors. The Exchange Agreement and related Cancellation Agreement were consummated with the completion of an $8,000,000 private placement on June 18, 2007. See Note 19.

The terms of the bridge loans and the Exchange Agreement are described in Notes 10 and 19.

As of December 31, 2006, payment of approximately $2,800,000 of the approximately $3,315,000 we owed to our trade creditors was past due.

We expect to incur obligations of approximately $500,000 per month primarily for personnel and rent, insurance, fees to Lonza for technology transfer activities, and our various research and development activities. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the additional clinical trial necessary to obtain PMA for our ORCEL product to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2007.

While we have arranged for payment of some of our obligations over a period of time and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay to insure continued receipt of needed supplies and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue our equity securities in satisfaction of certain obligations.

We hope to obtain additional funds through the sale of our securities in private placements, debt financing or other short-term loans. We may not be able to secure any financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

F13

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our capital funding requirements depend on numerous factors, including:

  the progress and magnitude of our research and development programs;

  the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

  the costs involved in filing and maintaining patent claims;

  technological advances;

  competitive and market conditions;

  the successful implementation of the agreements we have entered into with Lonza for manufacturing and sales of our ORCEL product;

  our ability to establish and maintain other collaborative arrangements and the cost and effectiveness of commercialization activities and arrangements.

We believe that our cash and cash equivalents on hand at December 31, 2006, approximately $13,000, together with funds we have raised and will need to raise in 2007, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds. See Note 19 regarding funding made subsequent to December 31, 2006.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Reclassification

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

F14

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement

During the fourth quarter of 2006, we received a comment letter from the SEC’s Division of Corporation Finance (“Staff”) relating to a routine review of our Form 10-KSB for the year ended December 31, 2005 and Form 10-QSB/A for the quarter ended June 30, 2006. In the course of responding to the Staff’s comments, we reviewed the accounting treatment for the various transactions under review. We determined that certain of these transactions, specifically our accounting for the Series C preferred stock exchange in the first quarter of 2005 and our accounting for the reduction in Series E warrant prices to $0.001 in relation to the issuance of promissory notes in the second quarter of 2005 were incorrect. As a result of this review, on December 26, 2006, after discussion with our independent registered accounting firm, BDO Seidman, LLP (“BDO”), and consultation with our Audit Committee, we concluded that we should restate our financial statements for the quarterly periods ended March, June, and September, 2005, and the fiscal year ended December 31, 2005 to reflect these changes.

A summary of significant effects of the restatement follows:

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

In the second quarter of 2005 a $2,212,436 charge for the Series E warrant price reduction which we determined to be a financing cost of our promissory note issuance and originally recorded as “Preferred stock and warrants deemed dividends and discounts” was reversed and recorded as a debt discount for the same amount. Since the repricing of the warrants is related to the issuance of debt we believe the amount should have been recorded as a debt discount on the day of issuance and amortized to financing expense over the life of the debt. We originally recorded this amount as a deemed dividend. This debt discount was then amortized to interest expense as follows: $154,698 in the second quarter of 2005, $1,315,671 in the third quarter of 2005, and the balance of $742,067 in the fourth quarter of 2005. For the year ended December 31, 2005 this reclassification to interest expense had no net effect on our net loss applicable to common shareholders. An additional $4,227,474 deemed dividend was recorded in the first quarter of 2005 to reflect the excess of the fair value of the common stock over the fair value of the Series C preferred stock exchanged as part of our January 2005 private placement and increased net loss per share from ($14.00) to ($15.64) .

	Year
	Ended		Year
	December 31,		Ended
	2005		December 31,
	(As Previously	Amount of	2005
	Reported)	Change	(As Restated)
Statement of Operations
Interest expense	$7,316,780	$2,212,436	$9,529,216
Net loss	(30,374,411)	(2,212,436)	(32,586,847)
Preferred stock and warrants
deemed dividends and discounts	5,602,657	2,015,038	7,617,695
Net loss applicable to common shareholders	(35,959,177)	(4,227,474)	(40,186,651)
Net loss per share-basic and diluted	$(14.00)	$(1.64)	$(15.64)

F15

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005		December 31,
	(As Previously	Amount of	2005
	Reported)	Change	(As Restated)
Balance Sheet
Additional paid-in capital	$109,775,884	$4,227,474	$114,003,358
Deficit accumulated during the developmental stage	$(156,411,721)	$(4,227,474)	$(160,639,195)

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

Research and Development Costs

We are in the business of research and development and therefore, all research and development costs, including payments relating to products under development, research, consulting agreements and personnel costs, are expensed when incurred. Research and Development costs aggregated $8,179,780 and $7,535,532, for the years ending 2006 and 2005 respectively. Research and Development costs are comprised of production and laboratory costs which are inclusive of clinical trial expenditures, rent, consulting, personnel, and depreciation and amortization expenses.

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

Impairment of Long-Lived Assets

We review long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have determined, based on estimated future cash flows, that no provision is necessary for the impairment of long-lived assets at December 31, 2006.

F16

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

We conducted some of our research and development at our laboratory in Sydney, Australia. However, because all Australian expenditures were funded from the United States, we determined that the functional currency of our Australian office was the U.S. dollar. As of December 31, 2002, we terminated all of our research and development activities at our laboratory in Sydney. Additionally, with the acquisition of Hapto Biotech in April 2006 we acquired an Israeli operating facility. Accordingly, current assets and current liabilities are remeasured into the functional currency using current exchange rates and non-current assets and liabilities are remeasured using historical exchange rates. Expense accounts are measured using the average rate in effect for the year.

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

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants and convertible preferred stock. Basic and diluted loss per share includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant.

Options and warrants to purchase shares of common stock, except as otherwise noted above, were not included in the computation of diluted net loss per share in each of the years presented because to do so would have been antidilutive for the periods presented.

F17

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of options and warrants excluded are as follows:

	Year ended December 31,
	2006	2005
Warrants	4,918,496	1,985,276
Stock Options – in plan	82,731	28,970
Stock Options – outside of plan	515,576	515,576

Additionally, the effects of conversion of the preferred stock were excluded from the weighted average share calculation, as the effect would be antidilutive. An aggregate of 1,586,297 and 1,672,538 shares of common stock would be issuable upon conversion of the preferred stock outstanding at December 31, 2006 and December 31, 2005, respectively.

Share Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based award issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to the adoption, we accounted for stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were not less than the fair market value of our stock on the date of the grant. Compensation expense was recorded for other share-based payments primarily including performance shares and deferred compensation.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2006 and 2005 was estimated at $0.64 and $4.95, respectively using the Black-Scholes option-pricing model. This model used the following assumptions:

	2006	2005
Dividend yield	0.00%	0.00%
Volatility	86.00-88.00%	81.00-88.00%
Risk-free rate of return	4.41- 5.01%	3.84- 4.51%
Expected life	5 years	7 years

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

There remains approximately $44,000 of unrecognized compensation cost from stock options already granted under the plan, which is related to unvested shares and is being recognized over the required service period, generally four years.

For stock warrants or options granted to non-employees we measure fair value of the equity instruments utilizing the Black Scholes method if that value is more reliably measurable than the fair value of the consideration or the service received. We amortize such cost over the related period of service.

F18

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for us for the fiscal year ended December 31, 2006. SAB 108 did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not believe this will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. 00-19-2 Accounting for Registration Payment Arrangements (FSP 00-19-2). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have early adopted the FSP as of October 1, 2006 and as a result we reclassed $1,119, 834 from temporary equity to permanent equity. We do not expect it to have any other affect on our financial statements.

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

4 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. Both of these technologies were early stage nascent technologies which we purchased understanding that additional research and development investment was necessary (pre-clinical efficacy studies are still in process). We believed that the Haptides and the FMB’s will eventually produce some long term licensing opportunities in the areas enumerated above. The sole purpose of the acquisition was to acquire the technologies. The acquisition essentially consisted of a few patents covering the formulation of the FMB’s and Haptides™ , minimal bench laboratory equipment, and three full time employees consisting of one scientist and two lab technicians. We determined that there was minimal value associated with the acquired patents due to the early stage of the technology. Additionally we believed that the acquired employees knowledge was transferable and our continuing research and development would be supervised by our Chief Scientist and other Ortec employees. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. For such acquisition we issued a net total of 2,031,119 shares (net of 26,214 shares of common stock returned from escrow) of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Based on the market price of our common stock on April 14, 2006, and valuing the warrants we issued to Hapto’s shareholders as well as those issued to our investment advisor using the Black Scholes formula, the purchase price for Hapto was $10,694,571. The purchase price allocation which includes the purchase price of $10,694,571; together with legal and other charges of $223,824, and negative goodwill of $155,348, for a total of $11,073,743, was recorded as purchased in-process research and development, and accordingly, expensed immediately. The Black Scholes model used to calculate the value of the warrants to the Hapto shareholders and R & R utilized the following factors: a three year term, risk-free rate of 3.73%, 86% volatility and no dividend yield. In connection with this acquisition we contract certain research services from Hadasit Medical Research Services and Development Ltd. (Hadasit). One of our directors, serves as managing director of Hadasit.

5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Laboratory equipment	$1,841,639
Office furniture and equipment	1,382,425
Leasehold improvements	1,127,627
4,351,691
Accumulated depreciation and amortization	4,168,932
$182,759

F20

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was approximately $107,000 and $203,000, respectively.

As of December 31, 2006 and 2005 included above was $543,000 in equipment purchased under capital leases and $538,000 and $519,000 in accumulated amortization, respectively.

6 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent. As of December 31, 2006 patents, net of accumulated amortization, were as follows:

	Expiration
Patents subject to Amortization	Date

Composite Culture Skin (CCS)	2/1/2011	$977,617
Manufacturing of Bi-layered Collagen Sponge	12/28/2020	33,761
Cryopreservation Process	12/26/2021	80,513
		1,091,891
Accumulated amortization		620,200
		$471,691

Amortization expense for the years ended December 31, 2006 and 2005, was $96,000 and $89,000, respectively. The estimated annual amortization expense expected, based on current intangible balances, for the years 2007 through 2010 is approximately $97,000 per year.

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

There can be no assurance that any patent will provide commercial benefits to us. We have determined that no provision for impairment is necessary at December 31, 2006.

We have granted a security interest in our United States and Canadian patents and trademarks relating to ORCEL to collateralize payments we will be required to make to satisfy our obligation under a Revenue Interest Assignment Agreement (see Note 9).

7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2006:

Accounts payable	$3,246,808
Due to Officers	611,627
Accrued compensation	151,515
Accrued professional fees	157,221
Accrued expenses	311,180
Due to Hadasit (see Note 4)	68,510
Deferred income	50,000
$4,596,861

F21

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in accounts payable is $1,009,460 due to Lonza related to our Cell Therapy Manufacturing Agreement, see Note 15. Of the amount due to officers, $562,772 represents the amounts due to the chief executive and chairman in accordance with their bonus arrangement described in Note 14.

8 - LEASES

Lease with Columbia University: In March 1996, we entered into a five-year lease for our laboratory and offices in Columbia University’s Audubon Biomedical Science and Technology Park in New York City. Construction of the laboratory and office facility was completed in July 1996 and became fully operational in November 1996. We utilize our laboratory facilities to produce ORCEL for research and development activities including cell expansion and biomaterial research.

Second Amendment of Lease: On December 18, 2003, we amended the lease agreement with Columbia University, extending the lease term to December 2005. With this amendment, we agreed to pay Columbia University $25,588 a month for past due rent commencing on February 1, 2004 and ending on December 31, 2005.

Third Amendment of Lease: On March 16, 2006 we agreed to a two-year lease extension of the aforementioned lease agreement until December 31, 2007 at our 14,320 square foot New York City lab and office facility location commencing January 1, 2006. We agreed to a monthly rental of $60,860 or $730,320 per annum. We will have the option to renew for an additional two years at the rate of $63,843 per month, or $766,120 annually. At December 31, 2006 we were in arrears with respect to payments on this lease. See Note 19.

New Jersey Lease Termination: On August 5, 2002, we reached an agreement with the New Jersey Economic Development Authority (NJEDA) to terminate a 2001 lease and to enter into a new lease covering production and office space. Monthly payments under such lease began on January 1, 2003. On June 9, 2003 NJEDA and we executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. This termination costs was settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003. In 2003, we recorded a lease termination cost of $1,119,166 consisting of the aforementioned $978,000 together with $141,166 of other costs that we incurred in connection with the build-out of the leasehold. We continued to rent space in North Brunswick, New Jersey pursuant to a lease until its expiration on July 31, 2004, at a rent of $2,300 per month.

Future minimum lease payments: Future minimum lease payments under a noncancellable operating lease primarily for office and laboratory space and the present value of future minimum lease payments under capital leases as of December 31, 2006 are as follows:

		Leases
Year ending December 31,		Operating	Capital
2007		$730,320	$8,694
2008		-	2,439
Total		730,320	11,133
Less amounts representing interest			2,000
Present value of net minimum capital lease payments			9,133
Less: current portion			6,784
Long-term portion	$		$2,349

In connection with a lease agreement dated February 27, 2004, we issued a two-year warrant to purchase 937 shares of our common stock at $48.75 per share. We valued the warrant utilizing a Black-Scholes valuation model at $18,500. On February 27, 2006, the warrant expired unexercised.

9 - OBLIGATION UNDER REVENUE INTEREST ASSIGNMENT

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

F22

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2003, PRF and we signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing requirements for additional funding to be provided by PRF. In connection therewith, PRF purchased 50 shares of our Series B convertible preferred stock investing $500,000, and for which we issued to PRF 4,872 shares of our common stock and granted PRF warrants to purchase an aggregate of 3,334 shares of our common stock, at exercise prices of $225.00 per share for 1,667 shares and at $300.00 per share for the other 1,667 shares. The February 2003 amendments to our agreements with PRF provided, among other things, for (a) the election of one director designated by PRF, (b) the right of one observer (other than such director) selected by PRF to attend and observe all meetings of our Board of Directors and (c) for us to use our best efforts to have independent directors who are acceptable to both us and PRF, including a director designated by PRF, as a majority of our Board of Directors.

In consideration for the $10,000,000, PRF will receive a minimum of 3.33% of the first $100,000,000 of annual sales, plus 1.99% of annual sales in excess of $100,000,000, of ORCEL in the United States, Canada and Mexico. Such percentage may be further adjusted upward or downward, based on the volume of net sales to end users of our products in those three countries. Beginning on January 1, 2003, PRF was entitled to receive each year the first proceeds to us from end user sales of our products in North America. The annual amounts that PRF will be able to draw in advance against the end user sales of our products are $7,500,000 in 2005 through 2011. The agreement provides for quarterly and annual accountings between PRF and us for those advance payments. The purpose of these accountings is to reconcile the advances paid against the actual amount we are required to pay computed on the basis of the aforementioned percentages of sales volume. Based on this reconciliation of the actual calculated amounts versus the advances paid, we will either be required to pay additional amounts or receive a refund of all or a portion of the advances we paid to PRF. We have not paid PRF any advances, as there were no sales during 2003 though 2006. The amounts received from PRF have been classified as debt in accordance with our interpretation of Emerging Issues Task Force (EITF) Issues No. 88-18, “Sales of Future Revenue”. PRF bears the risk of revenue interest paid being significantly less than the current revenue interest obligation, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest obligation. Therefore we are under no obligation to make any other payments to PRF in the scenario when no repurchase right (as defined) is triggered and no significant interest payments are made. Conversely, we will be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the Revenue Interest Assignment Agreement being in excess of the current revenue interest obligation.

We granted PRF a security interest in our United States and Canadian patents and trademarks relating to our technology for our ORCEL product (collectively, the “Pledged Assets”), to secure payments required to be made by us to PRF under this agreement. Pursuant to the default provisions of the agreement PRF may require us to repurchase their revenue interest at the put option exercise price which is defined as a price which would yield an internal rate of return to PRF of 30%.

The events that could require us to repurchase our revenue interest include:

  any change of control of our company;

  a transfer of substantially all of our assets;

  a transfer of our interests in our products;

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

  our insolvency (as defined);

  the breach of representations, warranties or certifications made by us in the agreements with PRF that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, and such breach is not cured within 30 days after notice thereof from PRF.

Additionally we agreed not to issue any new debt or equity securities that contain mandatory cash dividend or redemption provisions through the revenue interest period (ending December 31, 2011).

On December 13, 2004 PRF entered into a forbearance agreement with us agreeing that they cannot exercise their right to compel us to repurchase their interest in our revenues because of our insolvency prior to July 1, 2006 (insolvency is defined

F23

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as (a) our liabilities, excluding our revenue interest assignment obligation, exceeding the fair market value of our assets or (b) our inability to pay our debts as they become due).

On October 19, 2006, in order to facilitate our ability to raise capital, PRF agreed to extend the period during which PRF waived those defaults by us until January 1, 2007. This forbearance was later extended to May 1, 2007 in connection with the Exchange Agreement signed January 29, 2007. See Note 19. Therefore, as of May 1, 2007 PRF could exercise its option to compel us to repurchase their revenue interest because of our existing defaults under our agreement with PRF.

As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $38,450,000, the amount PRF could compel us to repurchase their interest in our revenues at December 31, 2006, had they not entered into a forbearance agreement with us. This amount represents the amount that would give PRF a 30% internal rate of return on their $10,000,000 from the dates of their original investments. Should we continue to be insolvent we will need to continue to incur non-cash interest charges for this obligation. At such time when the default provisions are no longer applicable, the effective interest rate imputed on the obligation will be determined using the interest method and payments to PRF will be recorded as a reduction of our obligation under the revenue interest assignment.

In accordance with accounting promulgated by Statements of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (SFAS 15) even if we are no longer insolvent as long as our future cash payments relating to the revenue interest assignment obligation are indeterminate, the revenue interest assignment obligation would remain at the value that achieves the 30% internal rate of return for PRF through the last date of our insolvency. However, we would no longer have to accrue any additional interest to achieve a 30% internal rate of return related to insolvency. That is, we would not reverse the accrual for the insolvency repurchase event even when we are no longer insolvent. At December 31, 2006 the amount of our liability attributed to the insolvency is $28,450,000. Our revenue stream is considered indeterminate since we cannot predict with certainty the payments we will be required to make on this obligation since theoretically our sales are not limited in amount and payments under our agreement with PRF are determined based on future sales. We estimate that we would need to achieve a North American sales level of approximately $1,603,000,000 over the approximate remaining four sales years under the agreement to offset the principal balance of the $38,450,000 revenue interest obligation.

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

If we were unable to repurchase the revenue interest upon a repurchase event, PRF could foreclose on the Pledged Assets, and we could be forced into bankruptcy. PRF can also foreclose on the Pledged Assets if we remain insolvent (waived until May 1, 2007) or are involved in a voluntary or involuntary bankruptcy proceeding. No repurchase events or foreclosures have occurred as of December 31, 2006.

We also have the option to repurchase PRF’s interest upon the occurrence of a change in control of the Company or a complete divestiture by us of our interests in our products, for an amount of cash flows that will generate a 35% internal rate of return to PRF.

On December 16, 2004, pursuant to a Special Warrant Offer which reduced the exercise prices of a portion of the 3,334 warrants that PRF received in February 2003 to $15.00 in exchange for the surrender of the balance, warrants to purchase 1,852 shares of our common stock were exercised for which we received $27,889, and warrants to purchase 1,482 shares of our common stock were surrendered to us. As a result of the Special Warrant Offer PRF was considered to have received a deemed dividend of approximately $2,500 based on a Black Scholes calculation considering the valuation of the warrants prior to the December 16, 2004 offering and immediately subsequent to the offering (see Note 11).

See Notes 1 and 19 regarding the Exchange Agreement with PRF.

.

F24

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - DEBT

Bridge Financing: In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and automatically payable from the proceeds of our future financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17, 2006 private placement of our equity securities described in Note 12. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our April 2006 private placement at 1.2 times the note’s principal and accrued interest amount. This amounted to $301,333 and we recorded additional interest expense of $51,133. For this amount the investor received 301.333 shares of Series E preferred stock and a Series H warrant to purchase 100,444 shares of our common stock at $7.50 per share. We recorded the fair value of the warrants similar to the other Series H warrants as described in Note 12. Additionally we agreed that since the investor provided us with the funds earlier than was required, upon conversion of such $250,000 loan to our equity securities, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

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

Secured Bridge Financing: During the fourth quarter of 2006 we received bridge loans aggregating $1,060,000. $810,000 of these loans matured on February 28, 2007 and are now due on demand. The loans are repayable at 110% of their $810,000 amount and accrue interest at a default rate of 15% after February 28, 2007. The lenders have the option to convert the notes we issued to them at 125% of the sum of their notes’ face value plus any accrued and unpaid interest into our next private placement. The intrinsic value of this conversion option will be measured using the commitment date fair value of the stock. This will result in our recording a loss on settlement on the note(s) in our 2007 second quarter when the private placement was completed. Additionally, we will issue a warrant to the noteholder exercisable for the number of shares of our common stock based on the amount of the face value of the Note, (the "Bridge Warrant"). The Bridge Warrant will have terms identical to the warrants we issued in the Private Placement, except that the exercise price of the warrants issued to the noteholders will be no more than $1.00 per share. The Bridge Warrants will provide for piggyback registration rights for the shares of our common stock issuable upon the exercise of the warrant. $110,000 of the $810,000 of loans was from our chairman and chief executive officer. The balance of the loans, which aggregate $250,000, was from a member of our board of directors and an entity that he controls, bear interest at 10% though March 31, 2007 and 15% thereafter. These notes mature November 10, 2007 and provide for automatic conversion into equity securities if we raise an amount sufficient to provide for two years of operating expenses (as determined by our board of directors). See Note 19 regarding the repayment of certain notes and rollover of other notes into our private placement in June 2007.

Promissory note: Promissory notes at December 31, 2006 consist of:

Promissory note – CUH2A, 4%, due through February 2008	50,082
Current portion	43,331
Noncurrent portion	$6,751

F25

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CUH2A promissory note was a structured payout of a previous vendor obligation. We pay them $3,712 monthly. Minimum payments to be made under the terms of the promissory notes are as follows:

Year ending December 31,
2007	44,546
2008	6,783
51,329
Less amount representing interest	1,247
Net present value of future loan payments	$50,082

On February 2, 2006, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $176,400. The financing agreement bore interest at 7 % and required nine monthly payments of $20,176 beginning March 2006. The financing was utilized to fund the premium payments for our directors and officers insurance policy and was repaid as of December 31, 2006.

11 - EQUITY TRANSACTIONS

Each share of our common stock is entitled to one vote.

Authorized shares: In September 2001, we, with shareholder approval, increased the authorized amount of our common stock to 35,000,000 shares and authorized the issuance of up to 1,000,000 shares of preferred stock. In February 2003, we, with shareholder approval, increased the authorized amount of our common stock to 200,000,000 shares.

Founders: Pursuant to an agreement between Dr. Eisenberg and the other founders (the “Other Founders”), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the “Business Agreement”). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all of our capital stock (4,000 shares) agreed to license the Technology to us and sell 70% of our shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992). The Other Founders initially owned all of the stock of the Skin Group (6,358 shares). On July 27, 1992, the Skin Group was merged with and into Ortec.

First private placement: In March 1991, the Skin Group issued, in a private placement, 1,450 shares for $65,000. In June and October 1991, the Skin Group issued an aggregate 994 shares, to a then director of ours (the “Director”) for an aggregate gross proceeds of $250,000.

Second private placement: Commencing in November 1991, the Skin Group issued 530 shares under a second private placement for $750,006. The 530 shares consisted of 354 shares issued during 1991 and 176 issued shares during 1992 for $500,000 and $250,006, respectively. Under the second private placement an additional 152 of our shares were issued for $215,467. In addition, the Director was granted warrants to purchase 49 of our shares at $1,413.75 per share.

Stock purchase agreement entered into with the Director: In June 1992, 354 of our shares were sold to the Director for a total purchase price of $499,998. The purchase price was payable in installments and shares and warrants were issued in installments pro rata with the payment of the purchase price. During the years ended December 31, 1992 and 1993, the Director paid $299,998 and $200,000, respectively, and was issued 212 and 142 shares, respectively. In addition, the Director was granted warrants to purchase 531 shares (319 and 213 of which were granted in 1992 and 1993, respectively) at an exercise price of $1,413.75 per share; such warrants were exercised on December 29, 1998.

Further, in connection with the Director’s purchase of the 354 shares, in 1993, the Other Founders granted to the Director options to purchase from them an aggregate of 494 of our shares, at a price of $750 per share. In 1993, the Director exercised such option in part, and purchased 327 shares from the Other Founders at the option price of $750 per share. The remaining balance of such options expired April 15, 1994.

Third private placement: Pursuant to a third private placement that commenced on January 13, 1993, and concluded on March 31, 1993, we sold an aggregate of 731 shares at $1,500 per share for $1,096,500. Subsequent to such offering, in

F26

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993, we sold an additional 150 shares at $1,500 per share for $225,000. In connection with such purchases, all purchasers received certain registration rights.

Stock purchase agreement with Home Insurance Company dated July 19, 1993: Pursuant to a Stock Purchase Agreement dated July 19, 1993, by and between us and the Home Insurance Company (Home Insurance), we sold to Home Insurance 741 shares of common stock for an aggregate purchase price of $999,999, or $1,350 per share. In connection with such purchase, Home Insurance received certain registration rights.

Shares issued in exchange for commission: In 1993, we issued 4 shares to an individual as compensation for commissions in connection with the sale of our shares. Such commissions are included in share issuance expenses. The stock issued was valued at $1,500 per share.

In August 1993, the Director entered into a stock option agreement with Dr. Eisenberg and the Other Founders, pursuant to which he received the right to purchase an aggregate of 667 shares owned by such persons in various amounts and at various times, at a purchase price of $1,500 per share. As of December 31, 1993, the Director had exercised options and purchased 34 shares under such agreement at $1,500 per share. The remaining balance of such options has expired.

Fourth private placement: Pursuant to a fourth private placement consummated in July 1994, we sold an aggregate of 263 shares at between $1,500 and $1,875 per share for aggregate proceeds of $397,712.

Stock purchase agreement with Home Insurance dated July 22, 1994: Pursuant to a Stock Purchase Agreement dated July 22, 1994, between Ortec and Home Insurance, we sold to Home Insurance 333 shares of common stock for an aggregate purchase price of $500,000, or $1,500 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 67 shares of common stock at $1,800 per share, which expired on July 21, 1997.

Rent forgiveness: During the year ended December 31, 1995, Dr. Eisenberg’s father waived the rights to $40,740 of unpaid rent which was accounted for as additional paid-in capital.

Initial Public Offering: On January 19, 1996, we completed an initial public offering of 8,000 units for aggregate proceeds of $6,000,000. Each unit consisted of one share of our common stock, one Class A warrant to purchase one share of common stock at $1,500 and one Class B warrant to purchase one share of common stock at $2,250. As of December 31, 1998, 7,225 Class A warrants were exercised and the balance expired unexercised. The Class B warrants were originally set to expire in January 1999. We extended the expiration date to March 31, 2000. The Class B warrants were subject to redemption by us at $1.50 per warrant. We received gross proceeds of approximately $1,282,000 and $10,823,000 and net proceeds of approximately $1,262,000 and $10,165,000 as a result of the exercise of warrants in 1998 and 1997, respectively.

Fifth private placement: In November 1996, we completed a private placement of our securities from which we received gross proceeds of $6,220,797 and net proceeds of approximately $5,733,000 (after deducting approximately $487,000 in placement fees and other expenses of such private placement). We sold 6,394 shares of common stock in such private placement at average prices of $973.50 per share. In addition, we granted five-year warrants to placement agents to purchase such number of shares equal to 10% of the number of shares of common stock sold by such placement agents, exercisable at prices equal to 120% of the prices paid for such shares. Pursuant to the purchasers’ request, we registered all 6,394 shares.

Options and warrants issued for services: During 1992 and 1993, we issued warrants to purchase 44 shares at $1,413.75 per share, and during 1995 we issued warrants to purchase 134 shares at $1,500 per share to members of our Scientific Advisory Board. During 1996 and 1997, we issued warrants to purchase 1,614 shares at $900 to $1,800 per share to the Director and certain others. These warrants expired at various dates through November 2001.

On January 20, 1996, we granted “lock-up warrants” entitling shareholders to purchase an aggregate of 2,594 shares of our common stock at a price of $150 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 226 shares of common stock at the $150 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of our common stock purchased at prices of $1,350 or more per share until January

F27

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 141 shares of common stock at the $150 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 641 shares of common stock at the $150 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 94 shares of common stock at the $150 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

During the third quarter of 1997, we granted to one person and its seven designees four-year warrants to purchase an aggregate of 250 shares of common stock, at an exercise price of $1,800 per share. Such warrants were not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to us.

During the fourth quarter of 1997, we granted to one person and its six designees four-year warrants to purchase an aggregate of 250 shares of common stock, at an exercise price of $1,800 per share. Such warrants were not exercisable until July 18, 1998 and were granted in consideration for consulting services rendered to us.

During 1998, warrants for 125 shares, mentioned in the two previous paragraphs, were exercised utilizing the cashless exercise option of the warrant agreement. We issued 42 shares upon this exercise.

During the third quarter of 1997, we granted to one person a one-year warrant to purchase an aggregate of 4 shares of common stock, at an exercise price of $1,800 per share. Such warrants were granted in consideration for consulting services rendered to us. The warrant was exercised during 1998.

We recorded consulting expense of approximately $65,000 as a result of these grants during the year ended December 31, 1998.

During the fourth quarter of 1997, we granted five-year warrants to our three executive officers to purchase an aggregate of 1,600 shares of common stock, at an exercise price of $1,800 per share. Such warrants were granted in consideration for services rendered to us. The exercise of such warrants was contingent upon the occurrence of certain events, which were considered probable at December 31, 1997. As of December 31, 1998, five of the six events had occurred so that 1,233 of those warrants became vested. As a result, we recorded compensation expense of approximately $80,000 in December 1997 and $1,185,000 for the year ended December 31, 1998. The balance of the warrants became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by our Board of Directors.

In consideration for services rendered by him as our director in the five-year period from 1992 to 1996 for which he never received compensation, we extended by one year to December 31, 1998 the expiration date of warrants owned by a director to purchase an aggregate of 580 shares, exercisable at $1,413.75 per share. As a result, we recorded compensation expense of approximately $420,000, during the fourth quarter of 1997. All of these warrants were exercised on December 29, 1998.

During the fourth quarter of 1998, we granted five-year options to our three executive officers to purchase an aggregate of 3,472 shares of common stock, at exercise prices ranging from $1,819.50 to $1,866 per share. The exercise of such options was contingent upon the occurrence of certain events. All of these options became vested upon the exercise of warrants owned by a director in December 1998 in accordance with the terms of certain compensation provisions as approved by our Board of Directors. As a result, we recorded compensation expense of approximately $495,000 in December 1998.

Sixth private placement: In December 1998, we completed a private placement of our securities from which we received proceeds of $2,000,000. In addition, we granted three-year warrants to the purchaser to purchase 334 shares at $1,800 per share. We sold 1,333 shares of common stock in such private placement. We allocated the $2,000,000 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued of $1,788,698 and $211,302, respectively.

Seventh private placement: In March 1999, we completed a private placement of 2,594 shares of our common stock to twenty investors from which we received proceeds of $3,405,076. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of our common stock such investors purchased in such private placement. The prices at which such warrants were exercisable was $1,875 per share for one half, and $2,175 per share for the other

F28

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

half, of the number of shares issuable upon exercise of such warrants. We allocated the $3,405,076 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued to the investors of $3,168,785 and $236,291, respectively. Oscar Gruss & Son, Incorporated (Gruss) acted as placement agent in such private placement. For its services as placement agent, we paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 260 shares of our common stock at an exercise price of $1,575 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.

Eighth private placement: In December 1999, we completed a private placement of 10,909 shares of our common stock to two institutional funds from which we received proceeds of approximately $9,000,000. Share issuance costs amounted to approximately $9,500.

Ninth private placement: In March 2000, we completed a private placement of 444 shares of our common stock to one fund from which we received proceeds of approximately $1,000,000. In addition, we paid a placement agent who introduced us to the fund a fee of approximately $43,400 and granted such placement agent a five year warrant to purchase 18 shares of our common stock at an exercise price of $2,250 per share. The value assigned to the warrant was $23,000, which was reflected as share issuance costs. Other share issuance costs amounted to $3,200.

Tenth private placement: In September 2000, we completed a private placement of 8,318 shares of our common stock to ten investors from which we received approximately $8,421,000. In addition, we paid the placement agent who introduced us to the investors a fee of approximately $525,400. Other share issuance costs amounted to approximately $46,500.

Options issued for services: In April 2001, we issued options to purchase 400 shares of our common stock, at $1,042.50 per share, to certain professionals. The estimated fair value of $188,080 for such options was charged to general and administrative expenses.

During 2002, we completed a private placement with several investors, in which we raised cash proceeds of $8,200,000, issued convertible preferred shares, issued warrants to purchase common shares and granted common stock as dividends. (See Note 12).

Warrant issued for consulting services: During July 2003, we granted a warrant to purchase 10,000 shares at an exercise price of $30.00 per share to a vendor in consideration for twelve months of consulting services. In accordance with the agreement, 50% of the shares, or 5,000 shares, vested immediately, with the balance vesting upon the six-month anniversary in January 2004. As a result, we recorded expense of $87,000 in 2003 and $94,393 during 2004 representing the value of the additional 5,000 shares which had vested.

Promissory note transactions: In connection with the issuance of $9,776,626 of promissory notes to investors placed in 2003 and 2004, we paid our placement agent a fee equivalent to 3.33 shares for every $1,000 of the promissory notes and recorded this as deferred debt issuance cost which was then amortized over the life of the note to interest expense. An aggregate of 32,589 shares were issued in 2004 consisting of 10,467 shares valued at $287,000 (in 2003) relating to notes placed in 2003 and 22,122 shares valued at $746,202 relating to notes placed in 2004.

On October 27, 2004 holders of $9,206,000 of investor promissory notes agreed to extend the maturity date of their notes from November 5, 2004 to December 31, 2004. In consideration of this extension we increased the interest rate for the fourth quarter of the calendar year to 12% and issued 3,000 common shares for each $1,000,000 of principal amount held, or 27,618 common shares, which we issued in 2005. The modification was not considered significant and thus these shares were valued at $30.00 per share, or $828,540 in the aggregate, and was charged to interest expense in the fourth quarter. These shares were issued in 2005 upon our confirmation of each noteholders’ accredited investor status. In connection therewith, we issued 18,468 shares of common shares and 34.31 shares of our Series D preferred stock (equivalent to 9,150 common shares).

As provided in the promissory notes, if we received $5,000,000 of gross proceeds from a qualified financing, we could elect to prepay the notes and any accrued and unpaid interest in cash or in our stock. See January 2005 private placement discussion below.

F29

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special warrant offer: On November 16, 2004, we made a Special Warrant Offer (SWO) to all holders of our Series B-1, B-2 and C warrants. Such warrants were originally issued in connection with our Series B and C preferred stock financings in November and December 2002 and in February, May and July 2003 (See Note 12). At the time of the SWO there were outstanding and eligible for the SWO: 44,533 and 1,667 Series B-1 warrants exercisable to purchase our common stock at $60.00 and $225.00 per common share, respectively; 36,276 and 1,667 Series B-2 warrants exercisable to purchase our common stock at $75.00 and $300.00 per common share, respectively, and 113,800 Series C warrants to purchase our common stock at $54.00 per common share. Under the terms of the SWO, the holders were entitled to purchase 1/3 of such shares they could otherwise purchase at a reduced exercise price of $25.05 per common share. Concurrently with such exercise they would receive 2/9 of such shares they could otherwise purchase at the reduced exercise price of $0.15 per common share, and they would surrender the right to purchase their remaining 4/9 of such shares they could otherwise purchase. Each warrant holder participating in the SWO received a new warrant to purchase 30% of the common shares acquired by such purchaser in the SWO.

The SWO was concluded December 3, 2004. Holders of 32,786 of our Series B-1 warrants, 28,756 of our Series B-2 warrants, and 107,000 of our Series C warrants participated in the SWO.

Participation in the offering resulted in aggregate gross proceeds of $1,438,019 consisting of cash proceeds of $1,338,019 and $100,000 relating to the settlement of an existing promissory note obligation. There were no fees paid to our placement agent in connection with the SWO. We issued 33,132 shares of our common stock and 233.8274 shares of Series D convertible preferred stock, which are equivalent to 62,354 shares of common stock. We also issued five-year Series E warrants to the investors to purchase an additional 28,646 shares of our common stock for $27.00 per share.

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

January 2005 private placement: On January 5, 2005 we entered into a number of agreements with institutional and accredited investors (collectively, the “purchasers”) that provided us with:

  Gross aggregate cash proceeds of $5,403,302 from the sale of 432,264 shares of our common stock (the “private placement”) to former holders of our Series C preferred shares and other purchasers at $12.50 per share (the “purchase price”) with each receiving a five year warrant to purchase one share of common stock at $27.00 per share (Series E warrant) for every two shares purchased. We granted each of the purchasers in the $5,403,302 private placement the right to purchase, within 45 days after the closing date, additional shares of our common stock and our Series E warrants on the same terms as in the private placement in an amount not to exceed 25% of their original cash investment in the private placement;

  The Series E warrants, with certain exceptions, provide that if we sell shares of our common stock at prices below the exercise prices of those warrants, or issue other securities convertible into, or which entitle the holder to purchase, shares of our common stock, which could result in the sale of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or the warrant or the option) is less than the exercise price of the Series E warrants, then the exercise price of the Series E warrants will be reduced by a portion of the difference between the exercise price and the lower price at which the common stock was, or effectively could be, acquired. That percentage by which the exercise price of the Series E warrants could be reduced depends not only on the lower price at which our common stock was, or could be, acquired, but also by the ratio that the number of shares of our common stock that were, or could be, so acquired bears to the total number of shares of our common stock that would be outstanding after such sale of our common stock, or the conversion of securities convertible into, or the exercise of such warrants or options to purchase, our common stock. We analyzed the warrants in accordance with Emerging Issue Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (EITF 00-19) to determine their proper classification as equity.

F30

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  All our outstanding Series C preferred shares at January 5, 2005, or approximately 913 Series C preferred shares, with a liquidation preference of $5,476,256 plus accrued and unpaid dividends, an aggregate value of $6,357,104, were exchanged for 508,568 shares of our common stock or equivalent Series D preferred shares (certain shares were issued as a Series D preferred equivalent as described below) and five-year warrants to purchase 254,284 shares of our common stock at $27.00 per share. Upon the exchange, the holders of the Series C preferred shares received a warrant to purchase one share of common stock for each two shares of our common stock they received in the exchange. This exchange was offered to Series C preferred shareholders if they participated in the private placement sale of our common stock for an amount equal to 30% of the liquidation preference amounts of their Series C preferred shares exchanged for our common stock. The Series C holders provided gross cash proceeds of $1,642,877 (30% of $5,476,256) of the $5,403,302 aggregate gross proceeds received by us in the private placement. The conversion of the Series C preferred shares was beneficial to the Series C preferred holders since the original certificate of designations called for conversion using a $30.00 price per share for our common stock. This would have resulted in 211,903 shares being issued with a fair value on January 5, 2005 of $3,019,625. Instead the holders received 508,568 shares consisting of 218,912 shares of common stock, and 289,656 common shares in the form of a Series D preferred equivalent as described above, whose combined value on January 5, 2005 was $7,247,099, and a warrant to purchase 254,284 shares of common stock whose value was determined to be $2,125,974. The warrant value was determined utilizing a Black Scholes pricing model with $14.25 stock price on January 5, 2005, expected life of five years, risk-free rate of 3.73%, volatility factor of 86% with no dividend yield. The excess value of $6,353,448, representing the aggregate value of the shares and warrant ($9,373,073) issued over what would have been issued under the original conversion ($3,019,625), was recorded as a deemed dividend to the Series C preferred holders.

  As a result of our receipt of over $5,000,000 in the private placement we could and did elect to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $12.50 purchase price. Each noteholder also received a Series E warrant for each common share received, or 988,917 Series E warrants. We recorded a loss on settlement of $10,328,199 in connection with this transaction consisting of the 20% premium of $2,060,243 and the value of the 988,917 warrants which was $8,267,956. The warrant value was determined utilizing a Black Scholes pricing model with $14.25 stock price on January 5, 2005, expected life of five years, risk-free rate of 3.73%, volatility factor of 86% with no dividend yield.

  Purchasers, Series C Holders and holders of the Notes whose participation in these transactions would result in ownership of common stock in excess of 9.99% of our issued and outstanding shares of common stock could elect to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock.

We issued an aggregate 1,181,384 shares of common stock, 2,806.37 shares of Series D preferred stock (convertible into 748,364 shares of common stock), and five-year Series E warrants to purchase 1,459,333 shares of our common stock at an exercise price of $27.00 per share, as a result of these transactions.

Four investors exercised their additional right to purchase shares within 45 days on the same terms as the placement, and we received gross proceeds of $127,719. We issued 10,217 shares and five year warrants to purchase 5,109 shares of our common stock at an exercise price of $27.00 per share for such additional investments by these four investors.

After January 5, 2007, subject to a registration statement then being effective for the common stock underlying the warrants, the warrants may be redeemed by us, if our common stock closes above $54.00 for ten consecutive trading days. The warrants contain cashless exercise as well as customary anti-dilution provisions.

In connection with these transactions, we paid Burnham Hill Partners, a division of Pali Capital (“BHP”), our placement agent, commissions consisting of cash equaling 10% of the $5,403,302 of gross cash proceeds we received from the private placement. The placement agent and its assigns received warrants to purchase 181,892 shares of our common stock exercisable at $14.25 per share. We paid $86,872 in legal and accounting expenses in connection with the private placement. At any time within three years after the date of the placement, we will pay the placement agent cash equal to 6% of the gross proceeds received by us from the exercise of the warrants issued to the investors who purchased shares of

F31

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock for cash in the private placement. We also entered into an agreement under which the placement agent provided financial advisory services to us through September 30, 2005, for a fee of $250,000. The fee was amortized over the period of service. The agreement provided that payment of such fee would be deferred until our cash balance exceeds $10,000,000. Pursuant to a new advisory agreement dated September 23, 2005, we agreed that the placement agent may apply all or a portion of the $250,000 Advisory Fee as purchase price for the common stock and common stock purchase warrants sold in the financing which we closed October 12, 2005.

Series B conversion: In accordance with an agreement dated May 23, 2003 amongst the holders of Series B preferred stock which provided for conversion of our outstanding Series B preferred stock should all of the holders of Series C preferred stock convert their preferred shares to common stock (which occurred at the January 5, 2005 closing as described above), Paul Royalty Fund, the sole remaining holder of Series B preferred stock, converted its 50 shares of Series B preferred stock into 14,710 shares of common stock, which included common shares for $51,616 in accrued dividends.

February 2005 private placement On February 9, 2005, we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 8,000 shares of our common stock and a five-year warrant to purchase 4,000 shares of our common stock at $27.00 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 1,200 shares of our common stock exercisable at $14.25 per share. We incurred legal expenses of $3,727 for this transaction.

We had undertaken to register all shares of our common stock in our January 5 and February 9, 2005 private offerings as well as all shares of our common stock issuable upon exercise of all the warrants and conversion of Series D preferred stock issued in the January 5, 2005 offering, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which Form 10-KSB we filed on March 31, 2005. In April 2005, in consideration for the waiving of penalties we would have to pay for failure to file our registration statement at a date no later than April 13, 2005, we entered into agreements with our Series E Warrant holders who purchased our common stock and received registration rights in our January 5 and February 9, 2005 private offerings, to modify the exercise price of their Series E Warrants from $27.00 to $22.50. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $67,217. Such value was determined utilizing a model with a stock price of $9.15, expected life of five years, risk free rate of 3.99%, volatility of 86% and no dividend yield.

2005 promissory note financing: Beginning May 27, 2005 and thereafter, we received gross loan proceeds of $3,186,000 through the issuance of 8% promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest would automatically convert into equity securities issued by us in an equity financing, or a combination of equity financings, with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder will first be multiplied by a factor of 1.2 times. In order to induce certain investors to participate in this financing the exercise price of the noteholders’ Series E warrants to purchase 798,897 shares of common stock received in our January 5, 2005 private placement was reduced from an exercise price of $27.00 and $22.50 per share to an exercise price of $.015 per share. Utilizing a Black Scholes valuation model we determined the value of this warrant exercise price reduction to be $2,212,436. Such amount was recorded as a debt discount and amortized to interest expense over the life of the notes.

Additionally, an investor holding in excess of 9.99% of our shares on a fully diluted basis who purchased $150,000 of those promissory notes, entered into a funding commitment for an additional $1,208,000. The exercise of such investor’s repriced warrants to purchase 241,253 shares of our common stock was limited to an amount determined by multiplying the 241,253 warrants by the percentage of the $1,358,000 commitment actually funded. Such investor agreed to provide us with such additional $1,208,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. We received $150,000 towards this amount on September 14, 2005 in the form of a loan for which we issued an 8% promissory note (to be automatically converted into our equity securities the same as our other promissory notes, described above). That left a balance to be paid to us under that commitment of $1,058,000. As described in Note 10, on March 15, 2006, we received an additional $250,000 bridge loan from this investor which further reduced this funding commitment to $808,000. In connection with this loan from this investor we agreed to release the investor from the remaining $808,000 funding commitment and allow for the full exercise of the investor’s 241,253 warrants. We paid a cash fee of 5% of the gross loan proceeds to our financial advisor in connection with all such loans.

F32

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2005 we received an additional $150,000 loan for which we issued an 8% promissory note due December 31, 2005 with similar terms to the $3,186,000 of promissory notes issued in the prior quarter.

Lonza suite deal: On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Lonza Walkersville, Inc. (successor by acquisition to Cambrex Bio Science Walkersville, Inc.), whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incurred for rental of a production suite used to produce ORCEL at their Maryland facility would be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 was converted at $11.25 per common share, for 68,667 shares of common stock. We also issued to Lonza three year warrants to purchase 103,000 shares of our common stock exercisable, at $27.00 per share. Each of these securities carried certain registration rights. At December 31, 2005, we had accrued a charge for the six month period from May 1 to October 31, 2005 based on the fair value of the 68,667 shares and warrants to purchase 103,000 shares of our common stock at $27.00 per share. We determined that the fair value of our common stock and warrants was a more reliable measure then the monthly suite fee charged. Accordingly, we recorded a liability of $235,500 to reflect the fair value of our common stock and warrants to be issued as payment for rental of the production suite. In accordance with the terms of the agreement, the conversion was effectuated in December 2006 resulting in the issuance of the above common shares and warrant and removal of the liability. We entered into a similar arrangement in 2006 as described below under Lonza Suite Deal II.

Service agreement: On July 18, 2005, we entered into a three-month service agreement with a financial communications group whereby we agreed to grant it a warrant to purchase 3,334 shares of our common stock, exercisable as follows: (i.) 1,667 shares exercisable at $7.50 per share, which vested immediately, and (ii.) 1,667 shares exercisable at $15.00 per share, which vested upon the Company and the financial communications group extending the term of the service agreement. Such agreement was extended. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $4,903 for these warrants.

On December 1, 2005, in partial consideration for services rendered by the above group to us we granted them three-year warrants to (i) purchase 1,667 shares of our common stock at an exercise price of $7.50 per share, which vested on March 31, 2006, and (ii) to purchase an additional 1,667 shares of our common stock at an exercise price of $15.00 per share, which vest only if we and the service provider extended the original three-month term of the service agreement beyond March 31, 2006. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $2,286 for the initial warrant to purchase 1,667 shares at $7.50 per share. The contract was not extended beyond March 31, 2006.

October 2005 private placement: On October 12th and 31st, 2005, we completed a private placement in which:

  We issued 972,718 shares of common stock at a purchase price of $3.75 per share for aggregate gross proceeds of $3,647,691 (approximately $2,650,000 of which was received on October 12, 2005) and issued to each purchaser our Series F common stock purchase warrants to purchase 50% of the number of common shares purchased, or an aggregate of 486,359 shares. The Series F warrants are exercisable at $7.50 per share. Investors holding an aggregate 392,072 Series E warrants who purchased our common stock and Series F warrants in this private placement in an amount equal to at least 40% of their past cash investments in our January 2005 equity private placement (which was completed at $12.50 per share and in which they purchased our common stock and our Series E warrants), or who converted our promissory notes on that January 5, 2005 date to shares of our common stock and Series E warrants, had the exercise price of their Series E warrants held by them reduced to $.015 from $27.00 and $22.50 per share. The modification of the warrant value was recorded as a deemed dividend of $1,053,088 based on a Black Scholes valuation. Such valuation was determined utilizing a stock price of $4.50, expected life of five years, risk free rate of 4.32%, volatility of 88% and no dividend yield.

  The Series F warrants contain certain anti-dilution provisions. We may redeem the Series F warrants if our common stock trades above $15.00 for ten consecutive trading days. We analyzed the warrants in accordance with EITF 00-19 to determine their proper classification as equity.

  On October 12, 2005, the terms of all of the $3,486,000 of outstanding promissory notes at September 30, 2005 were amended to reduce the amount of gross proceeds we had to receive in equity financings to trigger the conversion of the notes to our equity securities, from the original $5,000,000 to $2,514,000. In consideration of this amendment the holders received 1,334 seven-year Series F warrants to purchase our common stock at $7.50 per common share for each $100,000 of outstanding principal amount of the note that is being converted into our

F33

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity securities, or 46,480 Series F warrants. As a result of our receipt of gross proceeds of approximately $2,650,000 from the sale of our equity securities on October 12, 2005, all of the promissory notes we issued after May 26, 2005, including accrued and unpaid interest of $98,463 and an added 20% premium, in all $4,301,355 were converted into an aggregate of 1,147,028 shares of our common stock. We actually issued 423,128 shares of our common stock and 2,714.624 Series D Preferred (equivalent to 723,900 shares of common stock), and Series F warrants to purchase an additional aggregate 619,994 shares of common stock at $7.50 per share. We recorded a loss on settlement of $2,753,254 in connection with this transaction consisting of the 20% premium of $716,892 and the value of the warrants to purchase 619,994 shares of $2,036,362. The warrant value was determined utilizing a Black Scholes pricing model with $4.50 stock price on October 12, 2005, expected life of seven years, risk-free rate of 4.37%, volatility factor of 88% with no dividend yield.

Purchasers whose participation in this private placement whose holdings would result in ownership in excess of 9.99% of our outstanding common stock were given the option to receive Series D preferred shares which would be convertible into the same number of shares of our common stock they would otherwise have acquired in that October 2005 private placement.

We were required to file a registration statement registering the shares of the common stock and the shares of our common stock issuable upon exercise of our Series F warrants, which we sold in that October 2005 private placement. That registration statement was required to be filed no later than January 6, 2006. We were required to use our best efforts to have the registration statement declared effective within 60 business days thereafter. Such registration rights agreement provided, before it was modified, that if the registration statement was not filed by January 6, 2006, or was not declared effective within 90 business days of its filing we must pay the investors cash liquidated damages equal to 1.5% of the amount they invested in the current private placement for the first 30 days of our default, and 1% of the amount invested for each 30 days thereafter. Our agreement with those purchasers provided that the holders of a majority of the shares of our common stock we were required to register pursuant to that agreement (the “majority holders”) could modify and/or waive our obligations under that agreement and such modification and/or waiver would be binding on all the purchasers in that private placement. On January 30, 2006 the majority holders (i) waived our obligation to pay any liquidated damages for our failure to file the registration statement by January 6, 2006; (ii) extended to June 7, 2006, then later extended to September 15, 2006, the time by which the registration statement had to be declared effective before we had to pay any liquidated damages and (iii) permitted us to include in such registration statement shares of our common stock we may issue, or that will be issuable, in (x) a transaction in which we acquire by merger another biotechnology company and/or (y) a new private placement of our securities in which we raise up to $10,000,000.

Such modification and waiver enabled us to pursue an acquisition and a private placement without incurring those liquidated damages expenses. The registration statement covering such shares was declared effective August 7, 2006.

BHP received a cash fee equal to 10% of the gross proceeds (including cash received for our promissory notes issued since May 2005, approximately half of which we paid to BHP upon placement of the notes) received by us in that October 2005 private placement. BHP received warrants to purchase 211,975 shares of our common stock at an exercise price of $4.50 per common share. BHP reserved the option to take $174,300 (see April 2006 transaction which follows) of their fee to purchase our common stock and our Series F warrants at the same price as paid by the investors in that October 2005 private placement for those securities. Additionally, as a result of such private placements and sale of our promissory notes, pursuant to our agreement with BHP, placement agent warrants for the purchase of 183,092 shares of our common stock at an exercise price of $14.25 per share, which we issued to BHP and its designees in connection with the January 2005 private placement of our common stock and our Series E warrants, had their exercise price reduced to $5.25 per share. The modification of the warrant value was recorded as a deemed dividend of $143,942 based on a Black Scholes valuation. We paid $109,306 in legal and accounting expenses in connection with the October 2005 private placement. For a period of 36 months ending in October 2008 we shall pay BHP a cash fee of 6% of the proceeds we receive from the exercise of any of our warrants issued to investors who paid cash for our securities.

For a period of nine months ending July 31, 2006, BHP had the right to act as our exclusive placement agent in connection with our subsequent financings. During that period, BHP would have been entitled to an industry standard fee for completion of a strategic transaction by us. BHP both waived its right to act as placement agent with respect to a proposed private placement financing we had to complete and waived its fee for the Hapto acquisition which we were negotiating.

Purchasers in the October 2005 private placement had the right for a period which ended on the earlier of six months after

F34

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their purchase of our common stock and our Series F warrants, or upon our announcement of a transaction in which we will issue at least 1,333,333 shares of our common stock (a “Material Transaction”), to participate in any equity financing by us in connection with or relating to such Material Transaction, so that each purchaser can maintain its percentage ownership of our common stock as of the date immediately prior to the date of such equity financing.

The exercise prices of our Series F warrants issued to the purchasers in our private placement on October 12, 2005 and on October 31, 2005, and to the note holders, were to be adjusted if during the earlier of (a) the six-month period after the date of issuance of the Series F warrants, or (b) when we announce a Material Transaction,

(i)

we sell our equity securities in a financing at a price equal to or greater than $3.75 per share, the exercise price of our Series F warrants held by such persons will be reduced (or increased but not beyond the current $7.50 per share exercise price of our Series F warrants) to the exercise price of the warrants issued in such equity financing, or

(ii.)
we sell our equity securities in a financing for less than $3.75 per share (notwithstanding that such equity financing is consummated following the announcement of the Material Transaction), the exercise price of our Series F warrants held by such persons will be reduced to the price per share for which we sell our equity securities in such financing.

In a press release dated December 15, 2005, we announced our letter of intent to acquire Hapto Biotech. We considered this a Material Transaction. No adjustment to the October 2005 private placement purchaser’s warrants were required as a result.

Series E warrant exercises: Various investors holding Series E warrants to purchase 13,144 shares of our common stock at $0.015 per share exercised such rights. Additionally on May 15, 2006 investors holding Series E warrants to purchase 126,590 shares of our common stock at $0.015 exercised such right on a cashless basis. Based on a $3.60 closing price they received 126,063 shares of our common stock.

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

Lonza suite deal II: On February 13, 2006 we entered into an agreement with our manufacturing and marketing partner, Lonza, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Lonza agreed to accept 49,116 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 294,693 shares for six months of suite fees during the first half of 2006. We determined that the fair value of our common stock and warrants was a more reliable measure then the monthly suite fee charged. Accordingly, the shares were valued at $1,119,834 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Lonza a three-year warrant exercisable July 1, 2006 to purchase 73,673 shares of our common stock at $11.25 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant was amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Lonza were subject to registration rights and potential liquidated damages.

Fees due former investment banker: In April 2006, pursuant to an agreement reached in December 2005 to settle certain advisory fees ($250,000) and placement fees ($174,300) due to our former investment banker, we issued 113,147 shares of our common stock at $3.75 per share and Series F warrants to purchase 56,573 shares exercisable at $7.50 per share in lieu of a cash payment of the $424,300. Separately, the former investment banker received a $50,000 fee from our April 2006 placement as a termination fee. This $50,000 fee was treated as a cost of doing the April 2006 private placement and accordingly offset the proceeds. It was also agreed that the investment banker would receive placement agent fees for any funds raised in the April 2006 private placement from investors who participated in our earlier financings in which such investment banker or its principals acted as placement agent. In this regard we paid the investment banker $25,000, and

F35

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued Series H warrants to purchase 10,000 shares of our common stock at $7.50 per share to the investment banker and its designees.

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2006 (excluding the Class A and B warrants which were issued during our initial public offering of our common stock):

	Price Range ($)			Warrants
March 12, 1991 (inception)
Granted			1,413.75	49
Balance, December 31, 1991			1,413.75	49
Granted			1,413.75	367
Balance, December 31, 1992			1,413.75	416
Granted	1,413.75	-	1,800.00	322
Balance, December 31, 1993	1,413.75	-	1,800.00	738
Granted			1,800.00	67
Balance, December 31, 1994	1,413.75	-	1,800.00	805
Granted			1,500.00	26
Expired			1,413.75	(18)
Balance, December 31, 1995	1,413.75	-	1,800.00	813
Granted	150.00	-	1,500.00	3,411
Exercised			1,500.00	(226)
Expired			1,800.00	(16)
Balance, December 31, 1996	150.00	-	1,800.00	3,982
Granted	1,800.00	-	2,137.50	2,204
Expired			1,800.00	(67)
Balance, December 31, 1997	150.00	-	2,137.50	6,119
Granted	1,800.00	-	2,100.00	500
Exercised	150.00	-	1,800.00	(1,372)
Expired			1,800.00	(723)
Balance, December 31, 1998	150.00	-	2,137.50	4,524
Granted	1,875.00	-	2,175.00	778
Exercised			150.00	(94)
Expired	900.00	-	1,413.27	(114)
Balance, December 31, 1999	150.00	-	2,137.50	5,094
Granted			2,250.00	18
Exercised			1,800.00	(13)
Expired	150.00	-	1,500.00	(1,034)
Balance, December 31, 2000	1,155.00	-	2,250.00	4,065
Expired	1,155.00	-	1,800.00	(1,429)
Balance, December 31, 2001	1,155.00	-	2,250.00	2,636
Granted	.15	-	937.20	148,068
Exercised			.15	(64,933)
Expired	.15	-	2,175.00	(11,290)
Balance, December 31, 2002	.15	-	2,250.00	74,481
Granted	.15	-	225.00	157,948
Exercised	.15	-	60.00	(26,584)
Expired			2,100.00	(167)
Balance, December 31, 2003	.15	-	1,800.00	205,678
Granted	.15	-	225.00	34,583
Exercised	.15	-	300.00	(97,651)
Surrendered	54.00	-	300.00	(76,389)
Expired			2,100.00	(314)

F36

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, December 31, 2004	30.00	-	1,800.00	65,907
Granted	0.015	-	27.00	2,974,861
Exercised			0.015	(243,901)
Expired	675.00	-	1,800.00	(258)
Balance, December 31, 2005				2,796,609
Granted	3.75	-	27.00	3,083,891
Exercised			0.015	(139,734)
Expired	30.00	-	48.75	(10,937)
Balance, December 31, 2006				5,729,829

The following table summarizes data about outstanding warrant as of December 31, 2006:

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	contractual	Exercise	Number
exercise prices	outstanding	Life (years)	Price	exercisable
$ .015	811,333	3.02	$.015	811,333
$ 3.75 to $7.50	4,411,970	4.47	$6.58	4,411,970
$ 11.25 to $75.00	506,526	2.61	$18.04	506,526
	5,729,829			5,729,829

12 - SERIES A, B, C, D, D-1, & E PREFERRED STOCK, 12% CONVERTIBLE DEBENTURES

Series A Convertible Preferred Stock: On June 25, 2002, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series A convertible preferred stock, and designating the relative rights and preferences of the Series A convertible preferred stock. The stated value, which is also the liquidation preference of the Series A convertible preferred stock, was $10,000 per share. We were required to pay dividends on the Series A preferred shares, at the rate of 6% per annum of the $10,000 liquidation preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At our option such dividends could be paid in our common stock at the “conversion price” for the conversion of such dividends if such shares of common stock had been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price was fixed initially at $225.00 per share of our common stock. There are no shares of Series A convertible preferred stock outstanding. In November 2004, the designation establishing the rights and preferences of the Series A convertible preferred stock was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series A convertible preferred stock.

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

The Series B preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of not less than $45.00, or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $37.50.

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

F37

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series C preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $30.00 per share.

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

Each holder of Series D preferred stock may, at such holder’s option, subject to certain limitations, elect to convert all or any portion of the shares of Series D preferred stock held by such holder into a number of fully paid and nonassessable shares of our common stock equal to the quotient of (i) the Series D liquidation preference ($10,000 per Series D preferred share) divided by (ii) the Series D conversion price of $37.50 per share. The conversion price is subject to customary adjustments to the Series D conversion price in the event of stock splits, stock combinations, stock dividends, distributions and reclassifications and other corporate events.

Issuance of 12% Convertible Debentures: In March 2002, we engaged an investment-banking firm to act as our advisor and to assist in raising capital for us in the form of either debt or equity financing.

On May 13, 2002, we issued $2,333,000 of 12% convertible debentures, which were convertible into common shares at the lesser of $504.00 or the price per share of the equity securities to be issued in a subsequent financing. These debentures, payable April 10, 2003, bore interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter. We also issued 1,940 stock purchase warrants as part of this May 13, 2002 financing, exercisable at $675.00 per share for up to five years from the date of grant. The warrants had price protection features whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by us.

On June 28, 2002, $600,000 of these debentures sold on May 13, 2002 were converted into Series A preferred stock at 110% of face value. Additionally, on June 28, 2002, we issued an additional $250,000 of 12% convertible debentures and $1,200,000 in Series A convertible preferred stock. The total face value of the preferred stock issued was $1,870,000 which consisted of the $1,200,000 of cash proceeds received, the $600,000 face value of converted debentures and the $70,000 of additional conversion face value. Additionally, the Series A preferred stock was convertible into common shares at a rate of $225.00 per share. The Series A preferred stock had provisions whereby redemption was out of our control; therefore, the preferred stock was classified as temporary equity.

On June 28, 2002, we also issued 4,364 common stock purchase warrants, at an exercise price of $281.30 per common share for a five-year period. Of the 4,364, an aggregate of 208 warrants were issued with the convertible debentures, with the remainder issued with the Series A preferred stock. The warrants also had similar price protection features, whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents were thereafter sold by us.

During the third quarter 2002, we issued $1,425,000 in convertible debentures, with terms comparable to those issued in the second quarter. Additionally, 11,875 warrants were issued with similar terms to warrants issued on May 13, 2002. In October and November 2002, prior to our Series B preferred stock financing, we issued an additional $1,900,000 in convertible debentures and 15,834 warrants, with terms comparable to those issued earlier in 2002.

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

F38

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The relative estimated fair value of the warrants issued in connection with the debentures of $440,523 was recorded as debt discount, as well as the estimated fair value of the beneficial conversion features of $1,042,663. Both of these values were amortized over the remaining life of the convertible debentures, or through April 10, 2003. Upon conversion, the remaining unamortized beneficial conversion features were charged to interest expense.

The relative estimated fair value of the warrants issued in connection with the Series A preferred stock of $559,289 was recorded as a discount to the preferred stock and was reflected as interest expense on the date of issuance. Additionally, the estimated fair value of the beneficial conversion feature of $1,097,886 has been recorded as an additional discount and reflected as interest expense. The Series A preferred stock had no redemption date, and therefore the charge to interest expense was reflected immediately as the conversion privilege was exercisable immediately.

First Sale of Series B Convertible Preferred Stock: In November and December 2002, we issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement for an aggregate of $8,178,000, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. We recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred stock were converted at 110% of face value plus accrued interest. In addition, these investors were granted Series A warrants to purchase 62,552 shares of our common stock at an exercise price of $.15. These Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and B-2 warrants, which could be used to purchase 36,199 and 31,276 shares of common stock at an exercise price of $225.00 and $300.00 per share, respectively. These B-1 warrants were exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants were exercisable beginning November 13, 2003 and expire seven years from date of grant. We assigned values to the Series B preferred stock of $9,382,742 and the Series A, B-1 and B-2 warrants issued to the investors of $2,245,206, $694,447 and $539,390, or $3,479,043 in the aggregate, based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

The warrants issued with the second quarter and third quarter 2003 financings were exchanged for B-1 warrants, issued in the fourth quarter of 2003.

The first year’s dividends on the Series B preferred stock were paid in advance in common shares at the rate of 12% upon issue of the preferred shares and were to be paid semiannually in subsequent years, in either cash or common shares, at our election, until the preferred stock is converted to common shares. For the first year’ dividends totaling $1,125,559, paid in common stock, the investors were issued 25,021 shares of common stock, of which 19,566 shares were issued in November 2002 and 5,455 shares in January 2003.

In addition, certain of the investors were given options to purchase, for one year and for amounts ranging from 100% to 200% of their investments, additional shares of the Series B convertible preferred stock at the price paid for such stock by investors on November 13, 2002.

H.C. Wainwright & Company, Inc. (Wainwright) acted as placement agent in this private placement. For its services as placement agent, we paid Wainwright $601,490. Legal and other professional fees totaled $155,997. All but $136,046 of the $755,487 aggregate costs was amortized to interest expense when the $5,908,000 convertible debentures and $1,200,000 of Series A preferred stock were converted to Series B preferred stock. In connection with such conversion to the Series B shares, we granted Wainwright and its agents warrants to purchase 53,333 and 33,333 shares of common stock, at an exercise price of $.15 and $225.00, respectively, exercisable immediately upon issue and August 13, 2003, respectively. These warrants expired on January 31, 2003 and will expire seven years from issue, respectively. In December 2002, we issued 2,352 shares of common stock upon exercise of the $.15 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615, or $304,615 in the aggregate, for the $.15 warrants and the $225.00 warrants, respectively. Total share issuance costs were $866,612 inclusive of professional fees, the $136,046 referred to above fees paid to Wainwright, and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

Second Sale of Series B Convertible Preferred Stock: In February 2003, we received gross proceeds of $2,000,000 from the sale of our Series B convertible preferred stock. We issued to such investors 200 shares of Series B convertible

F39

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock, 19,487 shares of common stock (including 6,154 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 13,333 shares of common stock, which were issued upon exercise of Series A warrants, exercised at $15.00 per share) and warrants to purchase an additional 13,334 shares of common stock, of which warrants to purchase 6,667 (the B-1 warrants) shares were exercisable at $225.00 per share and warrants to purchase the other 6,667 (the B-2 warrants) shares were exercisable at $300.00 per share. In May and June 2003, in conjunction with the conversion of virtually all of the Series B preferred stock and our reverse stock split, these B-1 and B-2 warrants were amended and restated to provide for exercise prices of $60.00 and $75.00, respectively. PRF did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of its B-1 and B-2 Warrants were not amended and remained at their original exercise price of $225.00 and $300.00, respectively.

Wainwright acted as placement agent in this private placement and in addition to cash compensation, we granted warrants to purchase an aggregate of 2,513 shares of common stock, exercisable at $0.15 per share, to employees of the placement agent firm. The fair value of these warrants was $86,692. Total share issuance costs were $393,488 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock. During 2004 certain of these warrants to purchase 2,164 shares of our common stock were exercised. We received $325.00.

Dividends were payable in cash or common shares at our option, at the rate of 12% per annum. An accrued dividend of $50,000 at December 31, 2004 was provided for within stockholders’ deficit, as it was our intention to issue common shares in payment of the dividend. These dividends were paid upon the conversion of the Series B preferred on January 5, 2005 as described in Note 10.

Sale of Series C Convertible Preferred Stock: In May and July 2003, we received gross proceeds of $5,690,000 from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 113,800 shares of our common stock exercisable at $54.00 per share. Our Series C preferred stock had a stated value of $6,000 per share and was convertible into 189,667 shares of common stock at $30.00 per share. In addition, in connection with the Series C financing, investors, other than Paul Royalty Fund, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result, 605.389 shares of Series B preferred stock were converted into 161,437 shares of common stock and 482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (with a common stock equivalent of 128,769 shares). The Series D convertible preferred stock is non-redeemable and has a stated value of $10,000 per share. As part of the May 2003 Series C financing, employees of the investment-banking firm which arranged the Series C financing were granted warrants to purchase 9,968 shares of our common stock at an exercise price of $.15 per share as part of their compensation. Accordingly, we recorded $269,000 in Series C preferred share issuance costs related to the warrants issued. Total share issuance costs were $797,327 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series C preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

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

F40

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June and October 2004, a holder of 35.624 shares of Series C preferred stock with a value of $137,752, converted its shares into 7,125 shares of common stock. Additionally we issued 916 shares of our common stock valued at $30,099 as payment of dividends on the converted Series C preferred stock.

Deemed Dividend: In conjunction with these conversions, all Series B-1 and B-2 warrants were amended to provide for revised exercise prices of $60.00 and $75.00, respectively. Paul Royalty Fund did not exercise its right to convert its 50 shares of Series B preferred stock into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at their original exercise prices of $225.00 and $300.00, respectively. As a result of the change in the B-1 and B-2 warrants at May 23, 2003, we recognized a deemed dividend to investors of $519,000.

Conversion of Series D Preferred Stock: In May 2006, the holder of 323.4008 shares of Series D preferred stock converted such shares into 86,240 shares of our common stock.

Series D-1 Convertible Preferred Stock: On January 30 and 31, 2006, the holders of 5,948.6148 outstanding shares of our Series D Convertible Preferred Stock entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The primary difference between the Series D Preferred shares and the Series D-1 Preferred shares was that the liquidation preference of the Series D Preferred shares was $10,000 per share and that of the Series D-1 Preferred shares was $10 per share. On August 24, 2006 the Board of Directors adopted the Certificate of Designations of the Relative Rights and Preferences of our Series D-1 Convertible Preferred Stock. Each Series D-1 Preferred share will be convertible into 266.666 shares of our common stock. Therefore the 5,948.6148 shares are convertible into 1,586,297 shares of our common stock.

Series E Convertible Preferred Stock: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds from accredited investors of $6,176,000. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock (Series E) and five-year Series H warrants to purchase 2,058,667 shares of our common stock at $7.50 per share. We incurred placement fees of $608,200 (inclusive of $50,000 termination fee to the former placement agent described above), legal expenses of $36,856, and other expenses of $4,115, or an aggregate cost of the financing of $649,171. In addition to cash fees we issued warrants to our investment banker, Rodman & Renshaw, LLC (R&R), who served as placement agent. R & R received warrants to purchase 153,017 shares at $7.50 per share. Another finder received a warrant to purchase 39,517 shares at $7.50 per share. Due to the warrants being recorded as a liability at issuance (see below), the net proceeds were allocated entirely to the warrants. As such, the fair value of the warrants exceeded the proceeds and thus there is no beneficial conversion discount. The Series E was entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors could convert their preferred stock into our common stock at a $3.00 conversion price. In August 2006 certain investors holding 295 Series E shares converted their shares and accrued dividends at the $3.00 conversion price into 100,250 shares of our common stock. On September 6, 2006, the investors were obligated to convert their preferred stock by dividing their $1,000 per preferred share purchase price plus dividends at 6% per annum from April 17, 2006 by the lesser of $3.00, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following July 24, 2006 (the effective date of the 1 for 15 reverse split of our common stock). On such date, the remaining 6,182.333 Series E shares were automatically converted into 2,721,828 shares of our common stock pursuant to the terms of the Certificate of Designation of the Rights and Preferences for the Series E. The Series H warrants carry full ratchet price and quantity reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. Such warrants provide that the $7.50 per share exercise price will be reduced to the price, if lower, at which we sell our common stock in the future, or the effective cost to the purchaser of our common stock upon conversion of equity securities, or exercise of warrants or options, we may sell or grant in the future. Additionally, such warrants provide that the number of shares of our common stock that the holders of the Series H warrants could purchase when the exercise price of the Series H warrant is so reduced, would be that number of shares which the aggregate exercise price of the Series H Warrants could purchase before the reduction of the exercise price at the new, reduced exercise price. We have registered under the Securities Act of 1933, all of the shares of our common stock we issued as a result of the conversion of the 6% Series E and issuable upon exercise of such Series H warrants. The registration statement for those shares was declared effective on August 7, 2006.

Each Investor who participated in the April 17, 2006 placement retained the right to participate in a subsequent equity financing up to an amount equivalent to 100% any subsequent financing closed by us prior to August 7, 2007, on the same terms, conditions and price of such subsequent financing.

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

Change in value of warrants: Due to the nature of the volume weighted average calculation required under the Series E Convertible Preferred Stock (Series E) whereby the final conversion price of the underlying common stock was not immediately known and under the rules promulgated by EITF No. 00-19, we were initially required to reclassify the fair value of all of our existing outstanding warrants, because it was unknown whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E, from our equity accounts at the date of the Series E transaction and record them as a warrant liability. At April 17, 2006, we recorded a liability for the fair value of all of our outstanding warrants, or $20,829,822, inclusive of an $8,878,822 fair value for our Series H warrants received in the April 17, 2006 private placement. As of September 5, 2006, the date at which we were forced to convert our Series E to common stock, the fair value of our warrants was revised to $5,736,591 in accordance with EITF No. 00-19. The decline in the fair value of the warrants at September 5, 2006 from the initial value of $20,829,822 recorded on April 17, 2006 for the warrants, resulted in income of $15,093,231. The net amount of $12,042,565 on our statements of operations under the caption “Change in fair value of warrants” represents the net effect of the decline in fair value of the warrants ($15,093,231) offset by the charge for the excess value of the Series H warrants ($8,878,822) over the consideration ($5,828,162 consideration received consisting of $5,526,829 net proceeds in the private placement in which they were sold and a $250,000 promissory note including interest of $51,333 which was converted as described above into Series E) received in the April 17, 2006 private placement or $3,050,666. A Black Scholes model using the respective remaining expected lives of our warrants, a dividend yield of zero, estimated volatility of approximately 86%, and a risk free rate of 4.59% was used to calculate the respective fair values at September 5, 2006.

Deemed dividend: Our private placement in April 2006 (described in Note 12) resulted in the repricing of our Series E and F warrants because of the anti-dilution provisions of those warrants. Series E warrants to purchase 47,840 shares of common stock at $22.50 per share were repriced to $11.34 per share resulting in a deemed dividend of $28,113. Series E warrants to purchase 254,279 shares of our common stock at $27.00 per share were repriced to $13.06 per share resulting in a deemed dividend of $158,357. Series E PA warrants to purchase 183,092 shares of our common stock at $5.25 per share were repriced to $5.02 per share resulting in a deemed dividend of $2,519. Series F warrants to purchase 1,162,926 shares of our common stock at $7.50 per share were repriced to $6.45 per share resulting in a deemed dividend of $88,983. We calculated aggregate deemed dividends of $277,972 utilizing a Black Scholes model that compared the exercise price of the new warrants to the old warrant with the following assumptions for the Series E and F warrants: expected life of 5 (Series E) and 7 (Series F) years, volatility factor of 86%, risk free rate of 4.93% (Series E) and 4.96% (Series F), and no expected dividend yield.

13 - SHARE BASED COMPENSATION

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The following table summarizes the stock option activity through December 31, 2006:

		Weighted
		average
		exercise
	Number	price ($)
Granted – adoption of stock option plan	1,040	$1,062.00
Balance, December 31, 1996	1,040	1,062.00
Granted	820	1,791.00
Forfeited, expired	(20)	994.50
Balance, December 31, 1997	1,840	1,387.50
Granted	4,598	1,815.00
Exercised	(45)	1,113.00
Forfeited, expired	(96)	1,678.50

F42

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance, December 31, 1998	6,297	1675.50
Granted	2,660	1,630.50
Forfeited, expired	(1,474)	2,239.50
Balance, December 31, 1999	7,483	1,549.50
Granted	3,000	1,194.00
Exercised	(23)	1,050.00
Forfeited, expired	(299)	1,240.50
Balance, December 31, 2000	10,161	1,845.00
Granted	5,043	889.50
Forfeited, expired	(1,649)	1,111.50
Balance, December 31, 2001	13,555	1,281.00
Granted	7,701	193.50
Forfeited, expired	(2,109)	1,152.00
Balance, December 31, 2002	19,147	859.50
Granted	10,724	33.00
Forfeited, expired	(6,658)	1,260.30
Balance, December 31, 2003	23,213	362.40
Granted	8,633	28.80
Forfeited, expired	(3,291)	304.80
Balance, December 31, 2004	28,555	231.00
Granted	2,400	4.95
Forfeited, expired	(1,985)	230.10
Balance, December 31, 2005	28,970	212.40
Granted	71,867	0.90
Forfeited, expired	(18,106)	260.46
Balance, December 31, 2006	82,731	$18.13

Exercisable, December 31, 2006	12,031	$112.57

There was no aggregate intrinsic value of the outstanding and exercisable options since all of the option grants were above the December 31, 2006 stock price.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2006:

				Weighted			Weighted
				average	Weighted		average	Weighted
				remaining	average		remaining	average
			Number	contractual	exercise	Number	contractual	exercise
Range of exercise price			outstanding	life (years)	price	exercisable	life (years)	price
$0	-	$0.55	60,000	6.92	$0.55	-	-	-
$2.85	-	$14.85	12,100	5.16	$5.34	4,058	3.29	$9.34
$27.00	-	$33.75	7,300	3.60	$29.60	4,767	3.43	$28.99
$45.00	-	$131.25	2,147	2.79	$62.37	2,022	2.77	$62.43
$523.50	-	$907.50	830	1.82	$820.24	830	1.82	$820.24
$930.00	-	$1,490.70	354	0.99	$1,047.89	354.99		$1,047.89
			82,731	3.85	$18.13	12,031	3.09	$112.57

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

F43

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a resolution adopted by our Board of Directors in 2001, we are required to pay to our chief executive officer, and our chairman of our Board of Directors, one percent each of all moneys received by us from investors in our equity securities or certain lenders. We are also required to issue to each of them options to purchase such number of shares of our common stock equal to ten percent of the shares issued by us in an equity financing, which options are exercisable at the prices paid by the investors for the shares we sell in the equity financing. Pursuant to such resolution, in October and November 2005 we granted to each of them seven-year options entitling each of them to purchase 211,975 shares of our common stock (423,950 in the aggregate) at an exercise price of $3.75 per share as a result of our sale of 2,119,746 shares of our common stock in a private placement in the latter part of 2005. We did not grant to either of them options to purchase ten percent of the number of shares of our common stock that the purchasers of our Series E convertible preferred stock receive upon conversion of their Series E preferred stock, with the exercise price of such options being the price per share of common stock such purchasers will have paid for our common stock they receive. We have not, with their consent, granted them options because of private placement sales of our equity securities prior to October 2005. See Note 19 regarding their Cancellation Agreements.

During the years ended December 31, 2005, 2003 and 2002, we issued 423,950 (as described above), 59,627, and 25,334 options, respectively, to senior executives, which were granted outside of our Stock Option Plan. During the year ended December 31, 2004 we issued 6,667 options to a director which were also granted outside of our Stock Option Plan. These options vested immediately and expire seven years from date of grant. The following table provides the exercise price for options issued to the director and senior management.

		Remaining
Number	Exercise	Contractual
Outstanding	Price	Life (years)
423,950	$3.75	5.81
30,666	$27.00	3.15
9,333	$30.00	2.96
4,933	$31.50	3.42
25,334	$52.50	2.89
21,360	$54.00	3.18
515,576

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

In February 2003, the stockholders ratified and approved an amended and restated Stock Option Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. As of December 31, 2006 no options were available for grant under the Plan.

In July 2005, the stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of December 31, 2006, 13,936 of these options were available for grant under the 2005 Plan.

On August 24, 2006 the Board of Directors adopted the Ortec International, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The Plan provides for grants of up to 2,500,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. The awards maybe in the form of restricted stock or incentive stock options.

F44

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

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock to members of management which includes our Chief Financial Officer (200,000) and our Chief Scientific Officer (200,000), under the 2006 Plan. These shares will be issued on January 1, 2008 and vest over a five month period ending May 31, 2008. These shares, or pro-rata portion thereof, will be forfeited if during any time over this seventeen-month period, these management members’ employment with us is terminated. Due to the high probability that these members of management employment will be retained through May 31, 2008, we have recorded a charge of $165,000 related to these awards in deferred compensation and will amortize such charge over the period of service. No other specific performance criteria were established related to these awards as the awards were primarily retention based.

The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

Share-based compensation expense is included in personnel expense. We recorded additional compensation cost of $41,200 in 2006 associated with the adoption of SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) at December 31, 2005:

Net loss applicable to common shareholders, as reported	$(40,186,651)
Deduct: Total stock-based employee compensation
income (expense) determined under fair value based method	(1,143,889)
Pro forma net loss	$(41,330,540)

Net loss applicable to common shareholders per share:
Basic and Diluted – as reported	$(15.64)
Basic and Diluted – pro forma	$(16.09)

Restricted Share Grant: During 2003, an allocation of 120,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005, we issued 66,667 and 22,667 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 30,666 shares of our common stock to certain executive officers and other employees. Out of this 30,666 allocation, we issued an aggregate of 19,666 shares to our Chief Operating and Chief Financial Officers. Grants of the remaining 11,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and December 31, 2006 and 667 and 1,333 shares were issued, respectively. The remaining 9,000 shares were forfeited as it was determined the performance criteria was not reached. The related charges were reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. The shares will vest in five equal monthly installments commencing January 1, 2007. However, the portion of the shares granted to such officer or employee which are not vested will be forfeited if the officer or employee is then no longer employed by us at any time after January 1, 2007. The shares may only be sold in five monthly installments commencing January 1, 2007. We recorded a charge to deferred compensation of $752,000 based on the fair value of these restricted shares. The deferred compensation for the 111,000 issued shares is being amortized over the 29-month vesting period. Included in general and administrative expense are charges of $334,678 and $289,139 for the years ended December 31, 2006 and 2005 reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares for which we will pay their tax obligation.

F45

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - RELATED PARTY TRANSACTIONS

Due to Founder

Pursuant to an amended agreement, we had engaged the services of Dr. Mark Eisenberg, one of our directors, who is also one of our founders, as a consultant through August 31, 2005. During 2003, we terminated our agreement with Dr. Eisenberg and discontinued research activities in Australia. For the period from inception to December 31, 2003 production and laboratory costs include compensation due to Dr. Eisenberg of approximately $1,029,000. In accordance with the settlement agreement, we recorded consulting expense of $194,656 for the remainder of the $304,478 of consulting fees due under the consulting agreement with Dr. Eisenberg. Additionally, we recorded $28,881 in rent expense that we owed Dr. Eisenberg for the space we occupied in the Australian laboratory. The total amount due Dr. Eisenberg under the settlement agreement aggregated $398,574 which represents unpaid consulting fees, the rent for the Australian laboratory, and $65,215 of advances made by Dr. Eisenberg on our behalf. We settled the balance due Dr. Eisenberg in 2004 by issuing 6,667 options to purchase our common stock at an exercise price of $30.00 per share. We recorded the $398,574 settlement in 2004 as a contribution of capital given that the settlement was with our director. These options will expire in five years.

Research Collaboration

On October 11, 2004 we entered into a collaboration with Hapto Biotech, Inc., for the purpose of further developing promising product leads identified through a research collaboration established in September 2002 between us and Hapto Biotech, utilizing each company’s proprietary technologies. The activities of the two entities had been conducted in a new entity, Hapto / Ortec Collaboration, LLC. The agreement provided for a license agreement to us if the collaboration is successful in developing other technology (as defined) which can be used to treat hard to heal chronic wounds (as defined). This collaboration was terminated when we acquired Hapto Biotech, Inc. on April 14, 2006. See Note 4. In connection with this acquisition we contract certain research services from Hadasit. One of our directors serves as managing director of Hadasit. Hadasit billed us approximately $157,000 for these research services in 2006. Of this amount, $68,510 was due Hadasit at December 31, 2006.

Bonus Arrangement:

Pursuant to a resolution adopted by our Board of Directors in 2001, we are required to pay to our chief executive officer and chairman of our Board of Directors, one percent each of all moneys received by us from investors in our equity securities or certain lenders. We are also required to issue to each of them options to purchase such number of shares of our common stock equal to ten percent of the shares issued by us in an equity financing, which options are exercisable at the prices paid by the investors for the shares we sell in the equity financing. Approximately $563,000 was due to these officers under such arrangement at December 31, 2006. See Notes 7 and 13.

Change of Control Agreements

In December 1998, our Board of Directors authorized agreements between us and two of our executive officers and another employee who is no longer employed by us, which state that in the event of a “change of control” certain “special compensation arrangements” will occur. A “change of control” is defined as a change in the ownership or effective control of Ortec or in the ownership of a substantial portion of our assets, but in any event if certain members of our Board of Directors no longer constitute a majority of the Board of Directors. In the event that such change of control occurs, the agreements provide these individuals additional compensation, interest-free loans to exercise their stock options and warrants, and extensions of the expiration dates of all of their then outstanding options and warrants so that none will expire in less than three years from such termination of employment. In addition, for all of the individuals, in the event of a change of control, all unvested options and warrants will vest immediately upon such change of control. See Note 19 regarding Cancellation Agreements.

F46

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 - COMMITMENTS AND CONTINGENCIES

Cell Therapy Manufacturing Agreement

In October 29, 2003 we entered into an agreement commencing November 1, 2003 with Lonza Walkersville, Inc. (successor by acquisition of Cambrex Bio Science Walkersville, Inc.), a subsidiary of Lonza Corporation (Lonza), for Lonza to manufacture ORCEL in Lonza’s Walkersville, Maryland facilities. The Lonza manufacturing facility is required to meet FDA’s good manufacturing processes standards. Lonza is experienced in the manufacture of cell-based medical products such as our ORCEL.

Our agreement with Lonza requires us to pay Lonza $136,591 per month, or $1,639,092 per year, for the use of a production suite in their facility located in Walkersville, Maryland. In January 2007 Lonza agreed to temporarily suspend such payments until such time as our financial condition improves and we again require the use of the production suite. The payments we will make to Lonza will increase to $175,000 monthly, or $2,100,000 per year, if we require Lonza to build us a larger production facility to meet our requirements for the production of ORCEL. In 2006 and 2005 we incurred charges of $1,591,350 and $1,552,725, respectively, for the use of Lonza’s production facility. These amounts are included in product and laboratory costs. Such annual payments include some services and overhead expenses provided and paid for by Lonza. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to $1,000,000 (up to $2,500,000 if we terminate our Sales Agency Agreement with Lonza). However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Lonza after the larger facility is in use. We are also required to pay specified hourly charges for the Lonza employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Lonza virtually all of our requirements for ORCEL that Lonza can produce. Prior to our election to have Lonza construct the larger production facility for us, either we or Lonza may terminate the agreement on six months notice by us and twelve months notice by Lonza. If we elect to have Lonza construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Lonza may elect to scale down over the following three years the portion of our requirements for ORCEL that Lonza will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Lonza. If we elect the scale down period after one year we must pay Lonza $2,625,000 and if we elect the scale down period after two years we must pay Lonza $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Lonza. Either Lonza or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility we breach a material term of our agreement with Lonza, or elect to terminate the agreement, we will have to pay Lonza the following amounts:

If termination occurs after the following	Amount
anniversary of the construction of the	of
larger production facility	Payment
6 years	$1,050,000
5 years, but less than 6 years	1,575,000
4 years, but less than 5 years	2,625,000
3 years, but less than 4 years	3,675,000
2 years, but less than 3 years	5,250,000
1 year, but less than 2 years	6,300,000

In addition, upon such termination we will forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against future payments we may have to make to Lonza.

F47

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales & Marketing Agreements

License Agreement: In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003 which we recorded as deferred income, see Note 6. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for ORCEL pricing and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel. As of December 31, 2006, regulatory and reimbursement approval have not been achieved.

Sales Agency Agreement: On October 18, 2004 we entered into a Sales Agency Agreement with Lonza, providing for Lonza to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. The agreement is for a period of six years beginning sixty days after we receive clearance from the FDA for the commercial sale of our ORCEL for the treatment of venous stasis ulcers. The agreement requires us to pay commissions to Lonza ranging from initially at 40% of net sales and decreasing to 27% of net sales as the amount of sales increases. The agreement requires Lonza to spend $4,000,000 for marketing efforts during the sixteen-month period after the FDA clears our sale of ORCEL for the treatment of venous stasis ulcers.

Lonza has the right to terminate the agreement since we did not receive FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers by April 1, 2005, and has the right to terminate if for any period of six consecutive months beginning in 2007, sales are less than 9,000 units. We may terminate the agreement if sales of ORCEL are less in any twelve month period than amounts targeted in the agreement for that period (ranging from 10,000 units in the first twelve month period to 100,000 units in the sixth twelve month period).

Concurrent with the Sales Agency Agreement we entered into a License Agreement pursuant to which we licensed certain intellectual property rights to Lonza. We also entered into a Security Agreement with Lonza to secure the performance of our obligations under the Manufacturing, License, and Sales Agreement. The secured collateral consists of all accounts, cash, contract rights, payment intangibles, and general intangibles arising out of or in connection with the sale of products pursuant to the sales agreement and/or license agreement, and all supporting obligations, guarantees and other security therefor, whether secured or unsecured, whether now existing or hereafter created. The lien and security interest under this security agreement is subordinate and junior in priority to the perfected lien and security interest granted to Paul Royalty Fund as secured party under the Paul Royalty Security Agreement.

In connection with the Sales Agency Agreement, our manufacturing agreement with Lonza was modified so that if Lonza builds us a larger production facility the maximum amount we could be required to contribute to that construction was reduced from $2,500,000 to $1,000,000.

Supply Agreements

Cell supply agreement: In April 2004, we entered into a Material Supply Agreement with ES Cell International Pte Ltd.(ESI). Under the terms of the agreement, we provided ESI with human skin cells generated from cell lines developed and manufactured by us for use in our ORCEL product. We received a $50,000 up-front fee upon the signing of the agreement and we received an additional $150,000 upon first delivery of certain specified cell lines. We have recorded these amounts in interest and other income in 2004. We will receive milestone payments of $150,000 within 30 days of an investigational new drug filing for the ESI Focus Cell Therapy line and an additional $150,000 upon ESI’s receiving regulatory approval for marketing of the ESI Focus Cell Therapy product. We will additionally receive royalties equivalent to .5% of product sales revenue or license or distribution fees or other payments. The payment of these additional amounts are wholly dependent on ESI achieving their milestones. No additional payments were received in 2005 or 2006.

Collagen sponge supplier: We purchase bovine collagen sponges, a key component of ORCEL, from one supplier who produces the sponges to our specifications. On December 30, 2004 we entered into a two-year supply agreement with this supplier. Under such agreement we agreed to minimum purchase commitments. We agreed to purchase a minimum of

F48

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3,500 units of finished collagen sponges within the first twelve-month period. The value of such commitment is approximately $200,000. Such commitment was not achieved in 2005 or 2006 and we were released from any resulting liability by the supplier. We also agreed that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts.

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

16 - INCOME TAXES

We have deferred start-up costs for income tax purposes and intend to elect to amortize such costs over a period of 60 months, under Section 195(b) of the Internal Revenue Code, when we commence operations.

At December 31, 2006, we had net operating loss carry-forwards of approximately $35,526,000 for Federal and New York State income tax purposes expiring through 2026. Due to the merger of Skin Group with and into Ortec in July 1992, and the merger of Hapto Biotech, Inc. on April 14, 2006, the net operating losses and other built-in deductions existing at that time were subject to annual limitations pursuant to Internal Revenue Code Section 382. Our ability to utilize net operating losses and other built-in deductions generated after that date may be limited in the future due to additional issuances of our common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

For financial statement purposes, a valuation allowance of approximately $69,612,000 at December 31, 2006 has been recognized to offset entirely our deferred tax assets, which arose primarily from our operating loss carry-forwards and the deferral of start-up expenses for tax purposes, as the realization of such deferred tax assets is uncertain. Components of our deferred tax asset are as follows:

Net operating loss carry-forwards	$14,953,000
Deferral of start-up costs	31,952,000
Purchased in-process research and development costs	3,771,000
Interest	12,826,000
Loss on settlement of promissory notes	5,494,000
Other	616,000
69,612,000
Valuation allowance	(69,612,000)
Net deferred tax asset	$-

The income tax benefit of $489,000 for 2006 principally consists of two $250,000 credits for 2005 and 2006, or $500,000 in the aggregate, granted to the Company under a New York State (NYS) Qualified Emerging Technology Company program. The program provides cash incentives to emerging technology companies with emerging technology products whose sales are under $10,000,000, a workforce less than 101 employees of which 75% must be in NYS, and research and development activities in NYS with a ratio for funds to net sales greater than or equal to 6 percent.

F49

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the income taxes computed at the federal statutory rate to the amounts recorded in our statement of operations:

			Cumulative
			from
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2006	2005	2006
Income tax benefit at the statutory rate	$(6,287,000)	$(10,327,000)	$(54,687,000)
State and local income taxes, net of federal benefit	(1,479,000)	(2,429,000)	(11,042,000)
Permanent difference	(5,051,000)	8,000	(3,883,000)
Effect of valuation allowance	12,817,000	12,748,000	69,612,000
NYS tax credits	(489,000)	-	(489,000)
	$(489,000)	-	$(489,000)

Our net operating loss tax carry-forwards expire as follows:

Year ending December 31,
2007	$233,000
2008	511,000
2009	597,000
2010	440,000
2011	677,000
2012	839,000
2018	1,189,000
2019	2,602,000
2020	3,535,000
2021	4,014,000
2022	3,311,000
2023	3,054,000
2024	5,448,000
2025	4,255,000
2026	4,821,000
$35,526,000

17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

F50

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18 - RETIREMENT PLAN

We maintain a defined contribution 401(k) savings plan (401(k) plan) for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $835 and $4,485 for the years ended December 31, 2006 and 2005, respectively. We do not match employee contributions.

19 - SUBSEQUENT EVENTS

Bridge Financing: During the period January through June 2007, we received bridge loans aggregating $1,989,000. These loans mature on various dates between February 28 and June 30, 2007, respectively, and are due on demand anytime after such dates. These loans accrue interest at 15% after their due date. The loans were repayable at 110% of their $1,989,000 face value, or $2,187,900. The lenders had the option to convert their loan at 125% of the loaned amount plus any accrued interest into our next private placement described hereafter. At the time of the closing of the private placement agreed to issue a warrant to the lenders to purchase shares of our common stock, (the "Bridge Warrant") on the identical terms as the warrants we issue in the Private Placement, except that the exercise price of the warrant issued to the bridge lenders will be no more than $1.00 per share. Such warrant will entitle the holder to purchase so many shares of our common stock as if the holder had invested the face value of his bridge note in the private placement. Such warrant will provide for piggyback registration rights for the shares of our common stock issuable upon the exercise of the warrant. $139,500 of these notes came either from a member of our board of directors or entities which they control.

Exchange Agreement: On January 29, 2007 we entered into an Exchange Agreement, amended March 22, 2007 and May 11, 2007 with PRF for PRF to exchange its interest in our future revenues, as described above and valued as our obligation at $38,450,000 at December 31, 2006, for a new series of our convertible preferred stock with a stated value of $11,000,000 conditioned on the occurrence of certain events described below. Upon the close of our Exchange Agreement with PRF our earlier agreements described above with PRF will be cancelled.

One condition for the consummation of the exchange is our securing $8,000,000 of new financing by sale of a different new series of our convertible preferred stock which, except for priority of liquidation preferences, will have terms substantially identical to the new series of our convertible preferred stock to be received by PRF. Included in such $8,000,000 amount of new financing would be up to $2,800,000 of the principal amount of bridge notes we have issued and will issue for interim financing we have secured and hope to secure, which are exchanged for our new convertible preferred stock. Beginning in October 2006 to June 2007 we have received $3,049,000 in such bridge financing. The preferred stock to be received by PRF would be convertible to our common stock by dividing its stated value by the conversion price of our new preferred stock to be purchased by investors. As described below, on June 18, 2007, such financing was secured.

Other conditions to the closing of our Exchange Agreement with PRF include the payment of PRF’s counsel legal fees, the resignation of five of our seven directors, the resignations of our Chairman and Chief Executive Officer, and the execution by us and our Chairman and Chief Executive Officer of agreements, upon terms acceptable to PRF, our Chairman and Chief Executive Officer, and those among the new investors providing a majority of the new investment funds, canceling the termination of employment agreements we entered into with our Chairman and Chief Executive Officer in 2002.

In the Exchange Agreement PRF agreed to extend its forbearance agreement with us to May 1, 2007.

Insurance Premium Financing Payable: On February 2, 2007, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $138,000. The financing agreement bore interest at 7.3 % and required nine monthly payments of $15,803 beginning March 2007. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

Series H Warrant Offer: Beginning on February 13, 2007 we offered all holders of the Series H warrants to purchase 2,169,111 shares of our common stock the opportunity to exchange these warrants for 2,169,111 shares of our common stock and warrants to purchase 542,278 shares of common stock in the upcoming private placement on the same terms as those warrants issued in the future private placement. The offer was contingent on 100% acceptance. The offer was extended to June 8, 2007. Holders of 1,969,111 shares accepted this offer.

F51

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 10, 2007, pursuant to the term of the Series H warrant our Board of Directors voted to lower the prices of all Series H warrants to $0.50 from their current price of $7.50. Such reduction does not increase the number of warrants outstanding pursuant to the terms of the warrant. Although holders representing only 91% agreed to the terms of the Series H warrant offer, the Board of Directors agreed to consummate the exchanges with the holders who accepted the offer provided that they agreed to waive any claims that they may have under the April 2006 private placement agreement and provided they returned their Series H warrants.

Stock to Directors: On February 19, 2007, the Board of Directors awarded 60,000 shares and 50,000 shares, respectively to Dr. Lilien and Dr. Schiff, for their service as members on our Audit Committee. Both awards were made as a result of our long outstanding fees due these directors for their services and to ensure their continuing contribution. The awards were made pursuant to the 2006 Stock Award and Incentive Plan.

Restatements: On April 17, 2007, we filed quarterly restatements of our March, June and September 2006 quarterly filings in response to certain comments raised by the Securities and Exchange Commission as well as internal findings.

Delisting: On April 22, 2007, we were delisted from the Over the Counter Bulletin Board and moved to the Pink Sheets. Such delisting was a result of our failure to timely file our 10-KSB as a result of capital funding issues.

Rent Stipulation: By letter agreement of June 5, 2007, we entered into a Affidavit of Confession of Judgment as to the amount of $321,139 rent due to Columbia University under our lease that had been in arrears. We also entered into a Surrender and Acceptance Agreement on same date. Such amount is payable by June 18, 2007 or in accordance with these agreements our lease will be terminated and the judgment entered against us. We would have to therefore vacate the premises. We expect to pay such amounts on June 19, 2007.

Bridge Notes, Series A Private Placement, and PRF Exchange: On June 18, 2007 we completed a number of simultaneous financing transactions:

  During the period January through May 2007, we received bridge loans aggregating $1,839,000 with varying maturities beginning February 28, 2007 and ending June 30, 2007. Including bridge notes issued prior to December 31, 2006 there were $2,899,000 of notes outstanding prior to completion of our private placement. These loans were due on demand after their maturity dates and accrued interest of 15% after such dates, yet no holder exercised their demand rights. These loans were either repayable in cash at 110% of face value or the lenders were given an option to convert their loan at 125% of the loaned amount plus any accrued interest into the private placement described below. On June 18, 2007 we repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. Bridge notes totaling $2,701,500 with $94,264 of accrued interest, or $2,795,764, rolled into the private placement at 125% of face value, or $3,494,705. All noteholders received five year Series A warrants to purchase 3,009,000 shares of common stock at $1.00 per share.

  We completed a private placement of Series A Convertible Preferred Stock (A Preferred) with warrants attached. We sold 579.148 shares of A Preferred which had a stated value of $10,000 per share and received gross cash proceeds from such sales of $ 5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500 exchanged such bridge notes at 125% of their original loan amounts for 349.470 A Preferred shares. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. Our outstanding 928.618 shares of A Preferred can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of his A Preferred as converted shares, or warrants to purchase an aggregate 9,286,180 shares of common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred also received Series M warrants which are exercisable at $0.50 per share at any time hereafter during the period ending thirty days after we have announced receipt of written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (Lead Investor(s)) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,386,180 shares of common stock to investors in the

F52

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

private placement. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants. The placement agent who arranged the private placement financing will receive 10% of the cash proceeds we received from the bridge notes and in the private placement, and five year warrants to purchase our 1,857,236 shares of our common stock exercisable at $0.55 per share (10% of the as converted amount of Series A Preferred shares), and warrants to purchase 641,809 shares of our common stock exercisable at $0.55 per share (5% of the amount of Series M warrants).

  We entered into Cancellation Agreements with our chief executive officer (CEO) and chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such agreements we will make initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of their deferred compensation). Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (FDA’s 100 Day Letter), we will pay them $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000, respectively, will be accelerated in certain events. Our CEO and Chairman will receive five-year warrants to purchase 2,100,000 and 2,045,979 shares, respectively, of our common stock at $0.55 per share. These share amounts will increase by 3 ½ % of any shares in excess of 27,692,278 shares of common stock which we are required to issue upon conversion of A Preferred shares and upon exercise of Series A warrants sold in the aforementioned private placement. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½ % of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we receive FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our CEO and Chairman will also be exercisable at $0.55 per common share. Our CEO and Chairman agreed to cancel all their presently held options and warrants to purchase our common stock.

  We owed deferred compensation to our CEO and our chairman of $233,300 and $366,221, respectively. Our chairman and CEO agreed to cancel these obligations we owed them in exchange for payments of $25,000 each and an option to purchase 12 shares of our A Preferred for our CEO and 8 shares of our A Preferred for our Chairman (stated value liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in the private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s) has to the total of A Preferred shares that could be purchased upon the full exercise of the option. The option expires thirty days after we publicly announce FDA clearance for sale of our ORCEL product to treat venous stasis ulcers.

  We entered into an Exchange Agreement with PRF to exchange their interest in our future revenues (recorded as a $38,450,000 liability at December 31, 2006) for shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and shares of our of Series A-2 Convertible Preferred Stock (A-2 Preferred), each having a stated value/liquidation preference of $5,000,000. The stated values of the A-1 and A-2 Preferred can be converted to common stock at conversion rates of $0.50 and $5.00 per share, respectively, or 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements described in Note 9 with PRF were cancelled and liens were therefore removed from our intellectual property.

  Under an advisory agreement with our placement agent, primarily as compensation for our recent financial restructuring transactions including the PRF exchange transaction, H Warrant exchange, and assistance with the cancellation of termination of employment agreements with our CEO and chairman, we agreed to issue warrants, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. In addition we agreed to exchange all Series E, Series E PA, Series F and Series F PA warrants held by our placement agent, affiliates or designees, or sub-agents that are participating in the Series A Financing, for our common stock. We also agreed that under such advisory agreement the placement agent will be paid a transaction fee based on the closing of a strategic transaction of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration un excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

  Other significant aspects of the private placement and financing transactions were:

F53

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.

We are required to file a registration statement within 90 days of the closing for the shares of our common stock (a) into which the A Preferred and the A-1 Preferred can be converted and (ii) issuable upon exercise of our Series M warrants. We are required to have such registration statement declared effective within 150 days of filing (Effectiveness Date). If we fail to file on time we will pay liquidated damages in cash of 2% of the Holders initial investment in the A Preferred and the stated value of the A-1 Preferred. If the filing is not declared effective by the 30th day following the Effectiveness Date we will pay 1% of that amount. If we are limited by the SEC as to the number of shares we can register pursuant to SEC Rule 415, the 1% fee will be applied only to those shares that could have been registered as reqiured by our agreement. In either case our liquidated damages are capped at 24% in the aggregate.

ii.

The exercise prices of the warrants and the conversion price of the Series A and A-1 Preferred will be adjusted downward (full-ratchet anti-dilution protection) for any equity issuances (other than permitted issuances) hereafter made by us at a price lower than the conversion or exercise price. Such full ratchet protection will cease and become standard weighted average anti-dilution protection when and if we are successful in obtaining FDA approval for commercial sale of ORCEL for the treatment of venous stasis ulcers.

iii.

Subject to a registration statement being in effect or Rule 144 (k) being available for public sale of the shares of common stock issuable upon conversion of the A Preferred (a) if the closing bid price of the our common stock is equal to or greater than $1.50 for ten (10) consecutive trading days, 1/3 of the A

Preferred Stated Value shall automatically convert into shares of our common stock; (b) if the closing bid price is equal to or greater than $2.00 for ten (10) consecutive trading days then such portion of the A Preferred Stated Value shall automatically convert into shares of our common stock so that, together with the earlier automatic conversion, 2/3 of the original Stated Value shall have converted, and (c) if the closing bid price of our common stock is equal to or greater than $3.00 for ten (10) consecutive trading days then all of the A Preferred holders Stated Value not theretofore converted shall automatically convert into shares of our common stock.

iv.

Beginning twelve months following the issuance date, the Series A Warrants may be exercised pursuant to a cashless exercise if the common shares underlying the warrants are not included for public sale in an effective registration statement. Subject to Ownership Blockers, which may be waived by the holder on 61 days notice, the Series A Warrants shall be redeemable for $0.01 per warrant if (i) the common shares underlying the warrants are subject to an effective registration statement, and (ii) the closing bid price is equal to or greater than $3.00 for ten (10) consecutive trading days.

v.

With the exception of $5,000,000 of securities issued prior to December 31, 2007, ranking pari passu with the Series A, A-1, and A-2 preferred allowable only if the FDA approval has not yet been obtained, as long as $2 million of stated valued of the Series A and A-1 remain outstanding we are prohibited from issuing any securities that rank senior to or pari passu with the Series A, A-1, and A-2 without the approval of at least 30% of the Series A and A-1 preferred outstanding.

vi.

As long as the A Preferred is outstanding, the Lead Investor will receive the right for the next two years to invest up to 40% of the securities being offered in such subsequent financing (as defined) on the same terms being offered in such future financing.

vii.

As long as the A and A-1 Preferred are outstanding, and as long as we have not received FDA approval, these holders may exchange their preferred shares at their stated values for equity securities which have more favorable terms in a future financing.

We are in the process of evaluating the accounting ramifications of the June 18, 2007 transactions and based on our preliminary analysis we expect the transactions will have a material effect on the balance sheet and statement of operations.

F54