Form 10QSB
period 2007-03-31
ORTEC INTERNATIONAL INC
filed 2007-07-03
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

(212) 740-6999
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 9,073,890 (as of June 25, 2007)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MARCH 31, 2007

ITEMS IN FORM 10-QSB

Part I, Item 1.	FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$415,307
Prepaid and other current assets	635,429

Total current assets	1,050,736
Property and equipment, net	178,674
Patent application costs, net	449,838
Deposits and other assets	254,783

Total assets	$1,934,031

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$5,037,018
Insurance premium financing payable	107,981
Current maturities of loan payable	39,411
Capital lease obligation - current	5,109
Convertible bridge notes	2,484,000
Obligation under revenue interest assignment (NOTE 8)	41,006,000

Total current liabilities	48,679,519
Capital lease obligation - noncurrent	984

Total liabilities	48,680,503

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D-1 Convertible, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903
Common stock, $.001 par value; authorized 200,000,000 shares; 9,073,890 issued and outstanding	9,074
Additional paid-in capital	121,717,616
Deficit accumulated during the development stage	(183,381,160)
Deferred compensation	(186,989)
Accumulated other comprehensive income	4,084

Total shareholders’ deficit	(46,746,472)

Total liabilities and shareholders’ deficit	$1,934,031

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative From March 12, 1991 (inception) to March 31, 2007

	Three Months Ended March 31,

	2007	2006

Product revenue	$—	$—	$265,665

Expenses
Product and laboratory costs	213,217	1,325,509	35,342,297
Personnel	949,460	1,021,714	46,426,456
General and administrative	267,817	295,084	22,236,549
Rent	182,580	182,580	5,359,207
Consulting	—	—	5,702,651
Interest and other expense	2,786,325	1,981,870	41,125,119
Interest and other income	(24,032)	(12,863)	(2,680,054)
Purchased in-process research and development costs	—	—	11,073,743
Change in value of warrants	—	—	(12,042,565)
Loss on settlement of promissory notes	—	—	13,081,453
Lease termination costs	—	—	1,119,166
Loss on extinguishments of debt and Series A preferred shares	—	—	1,004,027

	4,375,367	4,793,894	167,748,049

Loss before income tax benefit	(4,375,367)	(4,793,894)	(167,482,384)

Income tax benefit	(62,500)	—	(551,500)

Net loss	(4,312,867)	(4,793,894)	(166,930,884)

Preferred stock dividend	—	—	3,162,609
Preferred stock and warrants deemed dividends and discounts	—	—	13,287,667

Net loss applicable to common shareholders	$(4,312,867)	$(4,793,894)	$(183,381,160)

Net loss per share

Basic and diluted	$(0.44)	$(1.09)

Weighted average shares outstanding

Basic and diluted	9,824,094	4,407,046

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Comprehensive Income (loss)	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock Series

	Shares	Amount	B	C	D	D-1	E

March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	—	—	—	—	—	$860	—	—	—	—	$870
First private placement ($45.00 per share)	1,450	2	—	—	—	—	—	64,998	—	—	—	—	65,000
The Director ($172.50 and $795.00 per share)	994	1	—	—	—	—	—	249,999	—	—	—	—	250,000
Second private placement ($1413.75 per share)	354	—	—	—	—	—	—	500,000	—	—	—	—	500,000
Share issuance expense	—	—	—	—	—	—	—	(21,118)	—	—	—	—	(21,118)
Net loss	—	—	—	—	—	—	—	—	(281,644)	—	—	—	(281,644)

Balance at December 31, 1991	13,156	13	—	—	—	—	—	794,739	(281,644)	—	—	—	513,108
Second private placement ($1,413.75 per share)	176	—	—	—	—	—	—	250,006	—	—	—	—	250,006
Second private placement ($1,413.75 per share)	152	—	—	—	—	—	—	215,467	—	—	—	—	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	212	—	—	—	—	—	—	299,998	—	—	—	—	299,998
Share issuance expense	—	—	—	—	—	—	—	(35,477)	—	—	—	—	(35,477)
Net loss	—	—	—	—	—	—	—	—	(785,941)	—	—	—	(785,941)

Balance at December 31, 1992	13,696	13	—	—	—	—	—	1,524,733	(1,067,585)	—	—	—	457,161
Third private placement ($1,500.00 per share)	731	1	—	—	—	—	—	1,096,499	—	—	—	—	1,096,500
Third private placement ($1,500.00 per share)	150	—	—	—	—	—	—	225,000	—	—	—	—	225,000
Stock purchase agreement with Home Insurance ($1,350.00 per share)	741	1	—	—	—	—	—	999,998	—	—	—	—	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	142	—	—	—	—	—	—	200,000	—	—	—	—	200,000
Shares issued in exchange for commission	4	—	—	—	—	—	—	6,000	—	—	—	—	6,000
Share issuance expenses	—	—	—	—	—	—	—	(230,207)	—	—	—	—	(230,207)
Net loss	—	—	—	—	—	—	—	—	(1,445,624)	—	—	—	(1,445,624)

Balance at December 31, 1993	15,464	15	—	—	—	—	—	3,822,023	(2,513,209)	—	—	—	1,308,829
Fourth private placement ($1,500.00 per share)	263	—	—	—	—	—	—	397,712	—	—	—	—	397,712
Stock purchase agreement with Home Insurance ($1,500.00 per share)	333	1	—	—	—	—	—	499,999	—	—	—	—	500,000
Share issuance expense	—	—	—	—	—	—	—	(8,697)	—	—	—	—	(8,697)
Net loss	—	—	—	—	—	—	—	—	(1,675,087)	—	—	—	(1,675,087)

Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	—	—	—	522,757
Rent forgiveness by Director	—	—	—	—	—	—	—	40,740	—	—	—	—	40,740
Net loss	—	—	—	—	—	—	—	—	(1,022,723)	—	—	—	(1,022,723)

Balance at December 31, 1995	16,060	16	—	—	—	—	—	4,751,777	(5,211,019)	—	—	—	(459,226)
Initial public offering	8,000	8	—	—	—	—	—	5,999,992	—	—	—	—	6,000,000
Exercise of warrants	226	—	—	—	—	—	—	33,885	—	—	—	—	33,885
Fifth private placement ($973.50 per share)	6,394	6	—	—	—	—	—	6,220,791	—	—	—	—	6,220,797
Share issuance expenses	—	—	—	—	—	—	—	(1,580,690)	—	—	—	—	(1,580,690)
Stock options issued for services	—	—	—	—	—	—	—	152,000	—	—	—	—	152,000
Net loss	—	—	—	—	—	—	—	—	(2,649,768)	—	—	—	(2,649,768)

Balance at December 31, 1996	30,680	30	—	—	—	—	—	15,577,755	(7,860,787)	—	—	—	7,716,998
Exercise of warrants	7,726	8	—	—	—	—	—	10,822,783	—	—	—	—	10,822,791
Share issuance expenses	—	—	—	—	—	—	—	(657,508)	—	—	—	—	(657,508)
Stock options and warrants issued for services	—	—	—	—	—	—	—	660,000	—	—	—	—	660,000
Net loss	—	—	—	—	—	—	—	—	(4,825,663)	—	—	—	(4,825,663)

Balance at December 31, 1997 (carried forward)	38,406	38	—	—	—	—	—	26,403,030	(12,686,450)	—	—	—	13,716,618

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Comprehensive Income (loss)	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock Series

	Shares	Amount	B	C	D	D-1	E

Balance at December 31, 1997 (brought forward)	38,406	38	—	—	—	—	—	26,403,030	(12,686,450)	—	—	—	13,716,618
Exercise of warrants	1,477	2	—	—	—	—	—	1,281,955	—	—	—	—	1,281,957
Stock options and warrants issued for services	—	—	—	—	—	—	—	1,920,111	—	—	—	—	1,920,111
Sixth private placement
Common shares issued ($1500.38 per share)	1,333	1	—	—	—	—	—	1,788,697	—	—	—	—	1,788,698
Warrants to purchase 334 shares at $1,800 per share	—	—	—	—	—	—	—	211,302	—	—	—	—	211,302
Share issuance expenses	—	—	—	—	—	—	—	(48,000)	—	—	—	—	(48,000)
Purchase of 44 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—		(67,272)	—	(67,272)
Net loss	—	—	—	—	—	—	—	—	(8,412,655)	—	—	—	(8,412,655)

Balance at December 31, 1998	41,216	41	—	—	—	—	—	31,557,095	(21,099,105)	—	(67,272)	—	10,390,759
Exercise of warrants	94	—	—	—	—	—	—	14,103	—	—	—	—	14,103
Stock options and warrants issued for services	—	—	—	—	—	—	—	64,715	—	—	—	—	64,715
Seventh private placement										—
Common shares issued ($1,312.50 per share)	2,594	3	—	—	—	—	—	3,168,782	—	—	—	—	3,168,785
Warrants to purchase 519 shares – 210 at $1,875 per share and 209 at $2,175 per share	—	—	—	—	—	—	—	236,291	—	—	—	—	236,291
Placement agent warrants to purchase 260 shares at $1,575 per share	—	—	—	—	—	—	—	232,000	—	—	—	—	232,000
Eighth private placement ($825 per share)	10,909	11	—	—	—	—	—	8,999,991	—	—	—	—	9,000,002
Share issuance expenses	—	—	—	—	—	—	—	(619,908)	—	—	—	—	(619,908)
Purchase of 61 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—	—	(75,518)	—	(75,518)
Net loss	—	—	—	—	—	—	—	—	(10,040,509)	—	—	—	(10,040,509)

Balance at December 31, 1999	54,813	55	—	—	—	—	—	43,653,069	(31,139,614)	—	(142,790)	—	12,370,720
Exercise of options and warrants	1,170	1	—	—	—	—	—	327,281	—		—	—	327,282
Stock options and warrants issued for services	—	—	—	—	—	—	—	56,265	—	—	—	—	56,265
Ninth private placement										—
Common stock issued ($2,250 per share)	444	—	—	—	—	—	—	1,000,005	—	—	—	—	1,000,005
Placement agent warrants (18 at $2,250 per share)	—	—	—	—	—	—	—	23,000	—	—	—	—	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	—	—	—	—	—	8,421,063	—	—	—	—	8,421,071
Share issuance expenses	—	—	—	—	—	—	—	(641,500)	—	—	—	—	(641,500)
Purchase of 29 shares of treasury stock (at cost)	—	—	—	—	—	—	—	—	—	—	(34,855)	—	(34,855)
Net loss	—	—	—	—	—	—	—	—	(12,129,663)	—	—	—	(12,129,663)

Balance at December 31, 2000	64,745	64	—	—	—	—	—	52,839,183	(43,269,277)	—	(177,645)	—	9,392,325
Stock options to purchase 400 shares for services	—	—	—	—	—	—	—	188,080	—	—	—	—	188,080
Net loss	—	—	—	—	—	—	—	—	(15,885,377)	—	—	—	(15,885,377)

Balance at December 31, 2001	64,745	64	—	—	—	—	—	53,027,263	(59,154,654)	—	(177,645)	—	(6,304,972)
Exercise of options and warrants	2,381	2	—	—	—	—	—	355	—	—	—	—	357
Stock options and warrants issued for services	—	—	—	—	—	—	—	113,060	—	—	—	—	113,060
Warrants issued with convertible debentures	—	—	—	—	—	—	—	440,523	—	—	—	—	440,523
Warrants issued with redeemable preferred stock	—	—	—	—	—	—	—	559,289	—	—	—	—	559,289
Convertible debenture conversion benefit	—	—	—	—	—	—	—	1,042,663	—	—	—	—	1,042,663
Redeemable convertible preferred conversion benefit	—	—	—	—	—	—	—	1,097,886	—	—	—	—	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	—	—	9,382,742	—	—	—	—	—	—	—	—	—	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	—	—	—	—	3,486,318	—	—	—	—	7,338
Shares issuance costs – preferred stock	—	—	(866,612)	—	—	—	—	304,615	—	—	—	—	(561,997)
Preferred stock dividends	25,021	25	—	—	—	—	—	1,125,909	(1,125,934)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(21,578,021)	—	—	—	(21,578,021)

Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	—	—	—	—	61,197,881	(81,858,609)	—	(177,645)	—	(15,801,132)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in capital	Deficit accumulated during the development stage	Accumulated Other Comprehensive Income (loss)	Treasury stock	Deferred Com- pensation	Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock Series

	Shares	Amount	B	C	D	D-1	E

Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	—	—	—	—	61,197,881	(81,858,609)	—	(177,645)	—	(15,801,132)
Exercise of options and warrants	26,583	27	—	—	—	—	—	12,939	—	—	—	—	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	—	—	2,000,000	5,690,000	—	—	—	—	—	—	—	—	7,690,000
Warrants issued with preferred stock	—	—	(490,567)	(1,225,632)	—	—	—	1,716,199	—	—	—	—	—
Warrant to purchase 5,000 shares at $30 per share issued for services	—	—	—	—	—	—	—	87,000	—	—	—	—	87,000
Share issuance costs – preferred stock	—	—	(393,488)	(797,327)	—	—	—	359,078	—	—	—	—	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	—	—	—	—	3,253,409	—	—	—	—	—
Conversion of series B preferred stock into series D preferred stock (483 shares)	—	—	(2,628,602)	—	2,628,602	—	—	—	—	—	—	—	—
Preferred stock deemed dividends and discounts	—	—	—	—	—	—	—	4,269,000	(4,269,000)	—	—	—	—
Preferred stock dividends	6,154	6	—	—	—	—	—	923,071	(923,077)	—	—	—	—
Common stock dividend to be distributed on series C preferred stock	—	—	—	—	—	—	—	336,550	(336,550)	—	—	—	—
Common stock to be issued in connection with promissory notes (10,467 shares)	—	—	—	—	—	—	—	287,000	—	—	—	—	287,000
Adjustment for one for ten reverse stock split	5	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,920,504)	—	—	—	(15,920,504)

Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	—	—	72,442,127	(103,307,740)	—	(177,645)	—	(24,476,407)
Issued in connection with promissory notes Previously issued notes (FY 2002 above)	10,467	11	—	—	—	—	—	(11)	—	—	—	—	—
Issued in current fiscal year	22,122	22	—	—	—	—	—	746,180	—	—	—	—	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	—	—	—	—	—	—	—	828,540	—	—	—	—	828,540
Issued in connection with exercise of warrants	2,164	2	—	—	—	—	—	323	—	—	—	—	325
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	—	(137,752)	—	—	—	137,745	—	—	—	—	—
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	—	—	—	—	—	30,098	(30,099)	—	—	—	—
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer ($15.06 per share)	33,132	33	—	—	939,050	—	—	498,936	—	—	—	—	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	—	—	—	—	—	—	—	613,805	(613,805)	—	—	—	—
Option to purchase 6,667 shares at $30 per share issued to director for services	—	—	—	—	—	—	—	398,574	—	—	—	—	398,574
Warrant to purchase 5,000 shares at $30 issued for services	—	—	—	—	—	—	—	94,393	—	—	—	—	94,393
Warrant to purchase 937 shares at $48.75 issued in connection with lease	—	—	—	—	—	—	—	18,500	—	—	—	—	18,500
Share issuance expenses	—	—	—	—	—	—	—	(26,600)	—	—	—	—	(26,600)
Special warrant offer deemed dividends	—	—	—	—	—	—	—	1,123,000	(1,123,000)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(15,377,900)	—	—	—	(15,377,900)

Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	—	—	76,905,610	(120,452,544)	—	(177,645)	—	(36,356,354)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit accumulated during the development stage
								Additional paid-in capital		Accumulated Other Comprehensive Income (loss)	Treasury stock	Deferred compensation	Total shareholders’ equity (deficit)
	Common Stock		Preferred Stock Series

	Shares	Amount	B	C	D	D-1	E

Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	—	—	76,905,610	(120,452,544)	—	(177,645)	—	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	—	—	274,500	—	—	(274,518)	—	—	—	—	—
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	—	—	—	—	—	4,775,668	—	—	—	—	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	—	—	5,733,853	—	—	14,895,029	—	—	—	—	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange – as restated	218,912	219	—	(3,529,289)	3,620,702	—	—	6,261,816	(6,353,448)	—	—	—	—
Common stock issued for exercise of additional investment right from private placement	10,217	10	—	—	—	—	—	114,937	—	—	—	—	114,947
Common stock issued in connection with February 2005 private placement	8,000	8	—	—	—	—	—	86,265	—	—	—	—	86,273
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	—	—	—	—	270,844	—	—	—	—	—
Common stock issued to officers	109,667	110	—	—	—	—	—	751,474	—	—	—	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	—	—	—	—	—	3,415	—	—	—	—	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	—	—	—	—	—	3,172,643	—	—	—	—	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	—	—	2,714,624	—	—	3,622,670	—	—	—	—	6,337,717
Return of excess preferred stock dividend	—	—	—	—	—	—	—	(17,891)	17,891	—	—	—	—
Modifications of Series E warrant prices	—	—	—	—	—	—	—	3,490,140	(1,264,247)	—	—	—	2,225,893
Warrants to purchase 5,000 shares issued for services	—	—	—	—	—	—	—	7,189	—	—	—	—	7,189
Share issuance expenses	—	—	—	—	—	—	—	(14,234)	—	—	—	—	(14,234)
Net loss – as restated	—	—	—	—	—	—	—	—	(32,586,847)	—	—	—	(32,586,847)

Balance at December 31, 2005 (carried forward)	3,406,997	3,407	—	—	15,911,331	—	—	114,051,057	(160,639,195)	—	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

								Additional paid-in Capital	Deficit accumulated during the development stage	Accu- mulated Other Compre- hensive Income (loss)	Treasury stock	Deferred compensation

													Total shareholders’ equity (deficit)

	Common Stock		Preferred Stock

	Shares	Amount	B	C	D	D-1	E

Balance at December 31, 2005 (brought forward)	3,406,997	3,407	—	—	15,911,331	—	—	114,051,057	(160,639,195)	—	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	—	—	—	—	—	58	—	—	—	—	197
Warrant issued for vendor settlement	—	—	—	—	—	—	—	54,982	—	—	—	—	54,982
Warrant issued with promissory notes	—	—	—	—	—	—	—	7,262	—	—	—	—	7,262
Common stock and warrants issued for Production suite charges (includes warrants to purchase 73,674 shares at $11.25 per share)	363,360	364	—	—	—	—	—	1,422,475	—	—	—	—	1,422,839
Placement agent fees	113,147	113	—	—	—	—	—	424,187	—	—	—	—	424,300
Hapto acquisition (includes warrants to purchase 200,000 shares at $4.50 per share)	2,031,119	2,031	—	—	—	—	—	10,692,540	—	—	—	—	10,694,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	—	—	(820,428)	—	—	820,342	—	—	—	—	—
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	—	—	—	—	—	—	6	—	—	—	—	—	6
Bridge loan converted into 301.333 shares of Series E preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends on Series E preferred stock	—	—	—	—	—	—	151,035	—	(151,035)	—	—	—	—
Conversion of 6,176 Series E preferred	2,822,078	2,822	—	—	—	—	(151,041)	148,219	—	—	—	—	—
Fair value of warrants reclassified as liabilities	—	—	—	—	—	—	—	(11,951,000)	—	—	—	—	(11,951,000)
Reduction of warrant liability	—	—	—	—	—	—	—	5,736,591	—	—	—	—	5,736,591
Modifications of Series E and F warrant prices	—	—	—	—	—	—	—	277,972	(277,972)	—	—	—	—
Transfer of Preferred stock series: D to D-1	—	—	—	—	(15,090,903)	15,090,903	—	—	—	—	—	—	—
Retirement of treasury shares	(134)	—	—	—	—	—	—	(177,645)	—	—	177,645
Share-based compensation	—	—	—	—	—	—	—	41,200	—	—	—	—	41,200
Share issuance expenses	—	—	—	—	—	—	—	(57,118)	—	—	—	—	(57,118)
Shares issued pursuant to deferred compensation plan	1,333	1	—	—	—	—	—	415	—	—	—	(416)	—
Restricted share awards	—	—	—	—	—	—	—	165,000	—	—	—	(165,000)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	334,678	334,678
Adjustment for one for fifteen reverse stock split	523	1	—	—	—	—	—	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(18,000,091)	—	—	—	(18,000,091)

Balance at December 31, 2006	8,963,870	8,964	—	—	—	15,090,903	—	121,656,536	(179,068,293)	—	—	(293,183)	(42,605,073)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,312,867)	—	—	—	(4,312,867)
Currency translation	—	—	—	—	—	—	—	—	—	4,084	—	—	4,084

Total comprehensive loss													(4,308,783)

Share-based compensation	—	—	—	—	—	—	—	2,890	—	—	—	—	2,890
Common stock paid to Directors	110,000	110	—	—	—	—	—	58,190	—	—	—	—	58,300
Adjustment for one for fifteen reverse stock split	20	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	106,194	106,194

Balance at March 31, 2007	9,073,890	$ 9,074	—	—	—	$ 15,090,903	—	$ 121,717,616	$ (183,381,160)	$ 4,084	—	$ (186,989)	$(46,746,472)

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2007
	Three months ended March 31,

	2007	2006

Cash flows from operating activities
Net loss	$(4,312,867)	$(4,793,894)	$(166,930,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,193	51,742	5,814,640
Loss on settlement of promissory note	—	—	13,081,453
Cost to terminate lease on New Jersey facility	—	—	836,032
Amortization of deferred compensation	106,194	96,895	730,011
Non-cash stock compensation	—	—	3,335,231
Non-cash interest	1,488	3,030	2,055,422
Non-cash imputed interest	2,556,000	1,975,000	36,571,586
Non-cash production suite charges	—	590,585	1,422,839
Share-based compensation	61,190	13,024	102,390
Gain on loan adjustment	—	—	(236,000)
Loss on extinguishment of debt and series A preferred stock	—	—	1,004,027
Purchased in-process research and development	—	—	11,073,742
Change in warrant value	—	—	(12,042,565)
Other	—	(11,710)	33,122
Changes in operating assets and liabilities
Prepaid and other current assets	1,927	(212,243)	(539,711)
Accounts payable and accrued liabilities	439,514	1,037,036	7,232,409

Net cash used in operating activities	(1,101,361)	(1,250,535)	(96,456,256)

Cash flows from investing activities
Purchases of property and equipment	(16,311)	(1,799)	(4,686,657)
Proceeds from sale of property and equipment	—	—	145,926
Payments for patent applications	—	(13,591)	(1,092,489)
Organization costs	(2,377)	—	(10,238)
Deposits	—	—	(888,835)
Cash paid for Hapto, net of cash received	—	—	(204,402)
Purchases of marketable securities	—	—	(594,986)
Sale of marketable securities	—	—	522,532

Net cash used in investing activities	(18,688)	(15,390)	(6,809,149)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,424,000	445,000	16,822,126
Proceeds from issuance of common stock	—	—	61,701,458
Proceeds from exercise of warrants	—	159	1,362,860
Proceeds from insurance premium financing	138,000	220,500	814,400
Share issuance expenses and other financing costs	—	—	(5,441,365)
Purchase of treasury stock	—	—	(177,645)
Proceeds from issuance of loan payable	—	—	1,446,229
Proceeds from obligations under revenue interest assignment	—	—	10,000,000
Proceeds from issuance of convertible debentures	—	—	5,908,000
Proceeds from issuance of preferred stock-
Series A	—	—	1,200,000
Series B	—	—	3,070,000
Series C	—	—	5,690,000
Series E	—	—	5,526,829
Advances received	—	—	130,000
Repayment of capital lease obligations	(3,040)	(4,397)	(608,221)
Repayment of loan payable	—	—	(1,291,467)
Repayment of obligations under revenue interest assignment	(10,671)	—	(11,414)
Repayment of insurance premium financing payable	(30,019)	(63,247)	(706,419)
Repayment of promissory notes	—	—	(1,235,751)
Repayment of notes payable	—	—	(515,500)

Net cash provided by financing activities	1,518,270	598,015	103,684,120

Effect of exchange rate changes on cash and cash equivalents	4,047	—	(3,408)

Net Increase (Decrease) In Cash And Cash Equivalents	402,268	(667,910)	415,307
CASH AND CASH EQUIVALENTS
Beginning of period	13,039	675,389	—

End of period	$415,307	$7,479	$415,307

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to March 31, 2007
	Three months ended March 31,

	2007	2006

Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Assets acquired under capital leases	$—	$—	$628,523
Deferred offering costs included in accrued professional fees	—	—	314,697
Financing costs – other long-term obligations	—	—	59,500
Forgiveness of rent payable	—	—	40,740
Share issuance expenses – warrants	—	—	255,000
Deferred compensation	—	—	917,000
Dividends on preferred stock paid in common shares
Series B	—	—	2,099,011
Series C	—	—	576,013
Series E			151,035
Accretion of discount on preferred stock and warrants	—	—	13,287,667
Series B preferred stock converted to common stock	—	—	270,859
Series C preferred stock exchanged for common stock	—	—	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	—	—	12,343,678
Converted to common stock	—	—	820,428
Exchanged for Series D-1 preferred stock	—	—	15,090,903
Series E preferred stock converted to common stock	—	—	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	—	—	391,307
Series C	—	—	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	—	—	2,628,602
Promissory notes-
Repaid with common stock	—	—	13,112,626
Interest thereon paid with common stock	—	—	658,776
Forgiven for warrant participation	—	—	100,000
Repaid with Series E preferred stock	—	—	250,000
Warrant issued in connection with lease	—	—	18,500
Warrant issued in connection with liability settlement	—	—	54,982
Common stock and warrants issued to settle liability	—	—	659,800
Treasury shares retired	—	—	177,645
Conversion of series C preferred stock into common stock	—	—	137,645
Contribution of capital of amount due to founder	—	—	398,967
Equipment transferred in satisfaction of deposit	—	—	100,000
Discount on promissory notes	—	—	1,033,202
Accounts payable converted to promissory notes	—	—	837,468
Advances converted to promissory notes	—	—	130,000

Cash paid for interest	$3,425	$2,072	$936,033

Cash paid for income taxes	$—	$—	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, and for the period from March 12, 1991 (inception) to March 31, 2007, and condensed consolidated statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2007, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, and from March 12, 1991 (inception) through March 31, 2007, and statements of shareholders’ equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2007, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2006 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the operating results for the full year or any other interim period.

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

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are working with Lonza Walkersville, Inc., a subsidiary of Lonza Corporation (Lonza) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In January 2007, Lonza agreed to temporarily suspend their monthly $136,591 monthly production suite billing under our Cell Therapy Manufacturing Agreement until such time as the suite is necessary for our ORCEL production purposes which is expected around mid July 2007. We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our Cell Therapy Manufacturing Agreement as well as changes to our Sales Agency Agreement.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $4.3 million during the three months ended March 31, 2007, and, as of that date, our current liabilities exceeded our current assets by $47.6 million, our total liabilities exceeded our total assets by $46.7 million and we have a deficit accumulated in the development stage of $183.4 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

On June 18, 2007, we completed our Series A Convertible Preferred Stock private placement for gross cash proceeds of $5.8 million and simultaneously exchanged our liability under our revenue interest assignment to Paul Royalty Fund, L.P., recorded as $41,006,000 in the accompanying balance sheet, for $10,000,000 stated value/liquidation preference of Series A-1 and Series A-2 Convertible Preferred Stock. Additionally we converted bridge loans totaling $2.7 million into the Series A Convertible Preferred Stock. These transactions and others are described in Note 8.

We expect to incur obligations of approximately $500,000 per month primarily for personnel and rent, insurance, fees to Lonza technology transfer or contract manufacturing activities, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the data accumulation phase of the clinical trial necessary to obtain FDA clearance for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for 2007.

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

We hope to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;

•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

•	the costs involved in filing and maintaining patent claims;

•	technological advances;

•	competitive and market conditions;

•	the successful implementation of the agreements we have entered into with Lonza for manufacturing and sales of our ORCEL product;

•	our ability to establish and maintain other collaborative arrangements and

•	the cost and effectiveness of commercialization activities and arrangements.

We believe that our cash and cash equivalents on hand at March 31, 2007, $415,307, as well as funds received in the June 2007 private placement of our equity securities (see Note 8), and the additional funds we will need to raise in 2007, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to the 2007 presentation.

NOTE 3 – SHARE BASED COMPENSATION

Stock Options

In April 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the “ 1996 Plan”). The Plan provided for the grant of options to purchase up to 2,333 shares of our common stock. In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 2,333 to 10,333 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to our Amended and Restated 1996 Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 10,333 to 20,000 shares. In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. The 1996 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years. As of March 31, 2007 no options were available for grant under the 1996 Plan.

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of March 31, 2007, 18,700 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

There were no stock options granted during the quarter ended March 31, 2007. The average fair value of stock options granted during the quarter ended March 31, 2006 was estimated at $1.80, using the Black-Scholes option-pricing model. The following assumptions were used:

2006

Dividend yield	0.00%
Volatility	86.00%
Risk-free rate of return	4.41- 4.63%
Expected life	5 years

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected volatility is based on the historical volatility of our stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans for the quarter ended March 31, 2007 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life

December 31, 2006	598,307	$21.15
Cancelled	(4,767)	25.65

Outstanding March 31, 2007	593,541	$20.85	$8,550	6.0

Exercisable March 31, 2007	539,911	$20.55	$—	5.8

515,576 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable

Range of exercise price			Number outstanding at 03/31/07	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 03/31/07	Weighted- average exercise price

$0.00	-	$0.55	57,000	6.7	$.55	0	$.55
2.85	-	14.85	434,284	5.5	3.80	429,549	3.80
27.00	-	33.75	52,233	2.9	28.32	50,383	28.28
45.00	-	131.25	48,840	2.8	53.59	48,840	53.59
523.50	-	907.50	830	1.6	820.24	830	820.24
930.00	-	1,500.00	354	.5	1,118.95	354	1,118.95

$3.00	-	$1,500.00	593,541	6.0	$20.85	539,911	$20.55

Share-based compensation expense is included in personnel expense. Personnel expense was recognized during the quarter ended March 31, 2007 of $2,890 and March 31, 2006 of $13,204, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of 120,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005, we issued 66,667 and 22,667 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 30,666 shares of our common stock to certain executive officers and other employees. Out of this 30,666 allocation, we issued an aggregate of 19,666 shares to our chief operating and chief financial officers. Grants of the remaining 11,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and December 31, 2006 and 667 and 1,333, or an aggregate 2,000 shares were issued, respectively. The remaining 9,000 shares were forfeited as it was determined the performance criteria was not reached. The related charges were reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. The 111,000 shares all vested on May 31, 2007. We recorded a charge to deferred compensation of $752,000 based on the fair value of these restricted shares. The deferred compensation for the 111,000 issued shares was amortized over the 29-month vesting period. Included in personnel expense are charges of $77,076 and $96,895 for the quarters ended March 31, 2007 and 2006, respectively, reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. In lieu of a direct cash payment, these individuals may transfer a portion of their shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares for which we will pay their tax obligation.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Plans

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

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan to members of management. These shares are to be issued on January 1, 2008 and vest over a five month period ending May 31, 2008. These shares, or pro-rata portion thereof, will be forfeited if during any time over this seventeen-month period, these management members’ employment with us is terminated. Due to the high probability that these members of management employment will be retained through May 31, 2008, we recorded a charge of $165,000 related to these awards in deferred compensation and have amortized such charge over the period of service. No other specific performance criteria were established related to these awards as the awards were primarily retention based. Included in our March 31, 2007 quarters personnel expense is a charge of $29,118 related to these shares.

The Plan will be presented to Stockholders for approval at our next annual meeting. At March 31, 2007, 2,000,000 shares were available to grant.

NOTE 4 - NET LOSS PER SHARE

As of March 31, 2007, an aggregate of 5,512,037 outstanding warrants and options and an aggregate of 1,586,297 shares of common stock issuable upon the conversion of our Series D-1 preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2007 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant.

As of March 31, 2006, an aggregate of 2,491,344 outstanding warrants and options and an aggregate of 1,672,538 shares of common stock issuable upon the conversion of our Series D preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2006 includes warrants to purchase 940,491 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations included those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity.

NOTE 5 - WARRANTS

The following represents warrant activity during the three months ended March 31, 2007:

Balance at December 31, 2006	5,729,829
Granted	—
Exercised	—
Expired or cancelled	—

Balance at March 31, 2007	5,729,829

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2007:

Accounts payable	$3,402,549
Due to officers	597,022
Interest payable	254,140
Bank overdraft	220,970
Accrued expenses	270,190
Accrued professional fees	156,265
Accrued compensation	85,882
Deferred income	50,000

$5,037,018

NOTE 7 - FINANCING

Exchange Agreement: In the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. (PRF) for the restructuring of our $41,006,000 obligation under our revenue interest assignment agreement. Initially we and PRF agreed that the first $2,000,000 (later amended to $2,800,000) of any amount we had to pay PRF pursuant to our agreements with PRF would be paid to lenders of bridge loans made to us after September 2006. Those bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities. On June 18, 2007, PRF and we amended the Exchange Agreement to provide for the $41,006,000 liability we owe to PRF to be exchanged for newly created classes of our preferred stock with a stated value of $10,000,000, upon the completion of $8,000,000 of equity financing. Upon securing such financing (which provided for the exchange of bridge loans we received for the equity securities we sold in the private placement as described in Note 8) the Exchange Agreement required cancellation of termination of employment agreements we had with Messrs. Katz and Lipstein and to the resignation of Messrs. Katz and Lipstein as our officers and directors, as well as other conditions described hereafter in Note 8.

Secured Bridge Financing: During the period January through March 2007, we had received bridge loans aggregating $1,424,000. These loans matured on various dates between February 28 and April 30, 2007, respectively, and had been due on demand anytime after such dates. These loans accrued interest at 15% after their due dates. The loans were repayable in cash at 110% of their $1,424,000 face value, or $1,566,400. The lenders had the option to convert their loan at 125% of the loaned amount plus any accrued interest into our June 18, 2007 private placement described in Note 8. The intrinsic value of this conversion option will be measured using the commitment date fair value of the stock. This will result in our recording a loss on settlement of the notes in our 2007 second quarter when the private placement was completed. Additionally, on June 18, 2007 we issued a warrant to the noteholders exercisable for one share of our common stock for each dollar of the face value of the Note (the “Bridge Warrant”). The Bridge Warrant has terms identical to the warrants we issued in the Private Placement. The Bridge Warrants have piggyback registration rights for the shares of our common stock issuable upon the exercise of the warrants. $139,500 of these notes came either from a member of our board of directors or entities which they control.

Directors and Officer Premium Financing Agreement: On February 2, 2007, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $138,000. The financing agreement bore interest at 7.3 % and required nine monthly payments of $15,803 beginning March 2007. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

Restricted Stock Award to Directors: On February 19, 2007, the Board of Directors awarded 60,000 shares and 50,000 shares, respectively to Dr. Lilien and Dr. Schiff, for their service as members on our Audit Committee. Both awards were made as a result of our long outstanding fees due these directors for their services and to ensure their continuing contribution. The awards were made pursuant to the 2006 Stock Award and Incentive Plan.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

Restatements: On April 17, 2007, we filed quarterly restatements of our March, June and September 2006 quarterly filings in response to certain comments raised in a letter from the Securities and Exchange Commission as well as internal findings.

Delisting: On April 22, 2007, we were delisted from the Over the Counter Bulletin Board and moved to the Pink Sheets. Such delisting was a result of our failure to timely file our Form 10-KSB as a result of all our resources being focused on capital funding issues.

Rent Stipulation: By letter agreement of June 5, 2007, we entered into an Affidavit of Confession of Judgment for the amount of $321,139 rent due to Columbia University under our lease that had been in arrears. We also entered into a Surrender and Acceptance Agreement on the same date. Such amount was payable or, in accordance with these agreements, our lease would be terminated and the judgment entered against us. We would have to therefore vacate the premises. We paid such amounts on June 19, 2007 and the lease was not terminated.

Series H Warrant Offer: Beginning February 13, 2007 through June 8, 2007 we made an offer to the holders of our Series H Warrants, contingent on 100% acceptance by all holders, for them to exchange their Series H Warrants for such number of shares of our common stock that they could purchase upon exercise of their Series H Warrants, plus a new five year warrant to purchase, at an exercise price of $1.00 per share, 25% of the shares of our common stock they receive in such exchange. Holders of Series H Warrants to purchase an aggregate of 1,969,111 out of an aggregate of 2,169,111 (almost 91%) shares of our common stock that could be purchased upon exercise of all our Series H Warrants, accepted our exchange offer. Although we did not receive 100% acceptance of our offer, we nevertheless agreed to conclude the exchange with those holders of our Series H Warrants who had theretofore accepted our offer contingent upon the following:

•	the surrender by the holder of his Series H Warrant(s) to us no later than July 20, 2007 by delivering them to us at our offices, and

•

agreement to waive any claims they may have against us pursuant to all the agreements entered into with us in connection with their purchases of shares of our Series E Convertible Preferred Stock, all dated as of March 16, 2006.

We agreed to honor our exchange offer with any holder of our Series H Warrants who had agreed to the exchange prior to June 8, 2007 at 5 p.m. and who now agreed to the above conditions.

On June 10, 2007, our Board of Directors voted to reduce the exercise price of the Series H Warrants from $7.50 per share to $0.50 per share of our common stock pursuant to the provisions of Section 3 (g) of the Series H Warrants. On June 27, 2007, our Board of Directors reduced the $0.50 per share exercise price to $0.01 pursuant to the same provision.

Exchange Agreement: On June 18, 2007 we entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with Paul Royalty Fund, L.P., and PRF exchanged its interest in our future revenues, recorded as a $41,006,000 liability in these financial statements, for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our new Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a stated value/liquidation preference of $10,000. The stated values of the A-1 and A-2 Preferred can be converted to our common stock at conversion rates of $0.50 and $5.00 per share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property.

Our Exchange Agreement with PRF also provided for the following:

•

Reimbursement of PRF for its legal expenses which we paid from the proceeds of the simultaneous June 18, 2007 closing of the sale of Series A Convertible Preferred Stock (A Preferred) with warrants attached.

•	Resignation of five of our seven directors.

•

Resignations of our chairman and chief executive officer (CEO), and the execution by us and our chairman and CEO of agreements canceling the termination of employment agreements we entered into with our chairman and CEO in 2002. Such termination of employment agreements required us to make payments to our chairman and CEO based upon a multiple of their five year average annual salaries, as they are defined in those 2002 agreements, if we terminate their employment with us.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•

A change in our Board of Directors with one new director designated by PRF and at least one more director. The Exchange Agreement contemplated the election of our president, Dr. Constantin Papastephanou, as our new CEO.

Cancellation Agreements: We entered into Cancellation Agreements with our CEO and chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such Cancellation Agreements we made initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of the deferred compensation we owed them). Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (FDA’s 100 Day Letter), we will pay them an additional $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them an additional $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000 will be accelerated in certain events. Our CEO and chairman received five-year warrants to purchase 2,105,819 and 2,051,798 shares, respectively, of our common stock at $0.55 per share. These share amounts will increase by 3½% of any shares in excess of 27,858,540 shares of common stock which we are required to issue upon conversion of A Preferred shares and upon exercise of Series A warrants which we have sold or may hereafter sell. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½ % of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we publicly announce that we have received FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our CEO and chairman will also be exercisable at $0.55 per common share. Our CEO and chairman agreed to the cancellation of all their presently held options and warrants to purchase our common stock.

We owed deferred compensation to our CEO and our chairman of $233,300 and $366,221, respectively. Our chairman and CEO agreed to cancel these obligations we owed them in exchange for payments of $25,000 each and an option to purchase 12 shares of our A Preferred for our CEO and 8 shares of our A Preferred for our chairman (stated value/ liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in the private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s) has to the total of A Preferred shares that could be purchased upon the full exercise of the option.) The options expire thirty days after (and if) we publicly announce FDA clearance for sale of our ORCEL product to treat venous stasis ulcers.

On June 21, 2007, Costa Papastephanou was named our CEO and also elected to our Board of Directors. Dr. Papastephanou has been employed by us since February 2001 as our president and chief operating officer.

Pursuant to the terms of our Exchange Agreement with PRF, Mark Eisenberg, Steven Lilien, and Allen Schiff resigned as directors on June21, 26, and 27, 2007, respectively. Drs. Lilien and Schiff were members of our audit and compensation committees. Also pursuant to such agreement, on June 22, 2007, the resignations of Ron Lipstein, our former CEO, and Steven Katz, our chairman, as directors became effective. Dr. Katz was a member of our compensation committee.

Series A Financing: We completed a private placement of our A Preferred stock with warrants attached to a group of accredited investors. We sold 579.148 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $ 5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500, with $94,264 of accrued interest, or $2,795,764, exchanged their bridge notes for an aggregate of 349.470 shares of our A Preferred with warrants attached at 125% of the face value, or $3,494,705, of their bridge notes. We repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. All noteholders also received our five year Series A warrants to purchase an aggregate of 2,899,000 shares of common stock at $1.00 per share. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. Our outstanding 928.618 shares of A Preferred can be converted into an aggregate of 18,572,360 shares of

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of such holder’s A Preferred as converted shares, or to all such holders warrants to purchase an aggregate 9,286,180 shares of our common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received Series M warrants which are exercisable at $0.50 per share at any time hereafter until thirty days after (and if) we have announced receipt of written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received our Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (Lead Investor(s)) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,386,180 shares of common stock to investors in the private placement and to our bridge loan investors. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants.

The placement agent who arranged the private placement financing received 10% of the cash proceeds we received from the bridge note loans and in the private placement, and five year warrants to purchase 1,857,236 shares of our common stock exercisable at $0.55 per share (10% of the as converted amount of Series A Preferred shares we issued), and warrants to purchase 641,809 more shares of our common stock exercisable at $0.55 per share (5% of the amount of our as exercised Series M warrants we issued). Under an advisory agreement with such placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our CEO and chairman, both described in this report, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, reported in our report on Form 8-K filed on June 12, 2007) we agreed to issue warrants to our placement agent, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. In addition we agreed to exchange our common stock for our outstanding Series E PA, Series F and Series F PA warrants held by our placement agent, its affiliates or designees, or sub-agents who participated in the Series A Financing. We also agreed in such advisory agreement that the placement agent will be paid a transaction fee based on the closing of a strategic transaction in the future of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration we receive un excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

Other significant aspects of the private placement and financing transactions were:

i.

We are required to file a registration statement by September 17, 2007 for the shares of our common stock (a) into which the A Preferred and the A-1 Preferred can be converted and (b) issuable upon exercise of our Series M warrants. We are required to have such registration statement declared effective within 150 days of filing (Effectiveness Date). If we fail to file on time we will pay liquidated damages in cash of 2% of the Holders initial investment in the A Preferred and the stated value of the A-1 Preferred. If the filing is not declared effective by the 30th day following the Effectiveness Date we will pay 1% of that amount. If we are limited by the SEC as to the number of shares we can register pursuant to SEC Rule 415, the 1% fee will be applied only to those shares that could have been registered as required by our agreement. In either case our liquidated damages are capped at 24% of such amounts.

ii.

The exercise prices of the warrants and the conversion price of the Series A and A-1 Preferred will be adjusted downward (full-ratchet anti-dilution protection) for any equity issuances (other than permitted issuances) hereafter made by us at a price lower than the conversion price of the preferred stock or the exercise price of the warrants. Such full ratchet protection will cease and become standard weighted average anti-dilution protection 30 days after and if we publicly announce that we were successful in obtaining FDA approval for commercial sale of ORCEL for the treatment of venous stasis ulcers.

iii.

Subject to a registration statement being in effect or Rule 144 (k) being available for public sale of the shares of our common stock issuable upon conversion of the A Preferred (a) if the closing bid price of the our common stock is equal to or greater than $1.50 for ten (10) consecutive trading days, 1/3 of the A Preferred stated value shall automatically convert into shares of our common stock; (b) if the closing bid price is equal to or greater than $2.00 for ten (10) consecutive trading days then such portion of the A Preferred stated value shall automatically convert into shares of our common stock so that, together with the earlier automatic conversion, 2/3 of the original stated value shall have converted, and (c) if the closing bid price of our common stock is equal to or greater than $3.00 for ten (10) consecutive trading

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

days then all of the A Preferred holders stated value not theretofore converted shall automatically convert into shares of our common stock.

iv.

Beginning June 18, 2008, the Series A Warrants may be exercised pursuant to a cashless exercise if the common shares underlying the warrants are not included for public sale in an effective registration statement. Subject to ownership blockers, which may be waived by the holder on 61 days notice, the Series A Warrants shall be redeemable for $0.01 per warrant if (i) the common shares underlying the warrants are subject to an effective registration statement, and (ii) the closing bid price for our common stock is equal to or greater than $3.00 for ten (10) consecutive trading days.

v.

With the exception of $3,000,000 of securities issued prior to December 31, 2007, ranking pari passu with the A, A-1, and A-2 Preferred allowable only if FDA clearance for commercial sales of ORCEL to treat venous stasis ulcers has not yet been obtained, as long as $2 million of stated valued of the Series A and A-1 remain outstanding we are prohibited from issuing any securities that rank senior to or pari passu with the A, A-1, and A-2 Preferred without the approval of at least 50% of the A Preferred and 50% of the A-1 Preferred outstanding.

vi.

As long as the A Preferred is outstanding, the Lead Investor will receive the right for the next two years to purchase up to 40% of the securities being offered in subsequent financing (as defined) on the terms being offered in such future financing.

vii.

As long as the A and A-1 Preferred are outstanding, and as long as we have not received FDA clearance for commercial sales of ORCEL to treat venous stasis ulcers, these holders may exchange their preferred shares at their stated values for equity securities which have more favorable terms in a future financing.

We are in the process of evaluating the accounting ramifications of the June 18, 2007 transactions and based on our preliminary analysis we expect the transactions will have a material effect on our balance sheet and statement of operations.

Board of Directors: On June 29, 2007 the Board of Directors resolved that the Board should consist of six directors and elected Shepard M. Goldberg, Mark N.K. Bagnall and John R. Leone to fill the vacancies created by the recent resignations of five of our directors. Mr. Leone was designated as a director by PRF and elected pursuant to the provisions of Section 7 (u) of the Exchange Agreement between us and PRF.

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

Plan of Operation

On June 21, 2007, Costa Papastephanou was named our CEO and also elected to our Board of Directors. Dr. Papastephanou has been employed by us since February 2001 as our president and chief operating officer.

Pursuant to the terms of our Exchange Agreement with PRF (see Liquidity section which follows), Mark Eisenberg, Steven Lilien, and Allen Schiff resigned as directors on June 21, 26, and 27, 2007, respectively. Drs. Lilien and Schiff were members of our audit and compensation committees. Also pursuant to such agreement, on June 22, 2007, the resignations of Ron Lipstein, our former CEO, and Steven Katz, our chairman, as directors became effective. Dr. Katz was a member of our compensation committee.

On June 29, 2007 the Board of Directors resolved that the Board should consist of six directors and elected Shepard M. Goldberg, Mark N.K. Bagnall and John R. Leone to fill the vacancies created by the recent resignations of five of our directors. Mr. Leone was designated as a director by PRF and elected pursuant to the provisions of Section 7 (u) of the Exchange Agreement between us and PRF.

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness ulcers in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results will be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In August 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL in the treatment of difficult-to-heal venous leg ulcers. On February 26, 2007, we announced that we had initiated the filing of the supplement to our Pre Market Approval (PMA) application with the FDA requesting clearance from the FDA to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the other section of the application, which will report the results of our confirmatory clinical trial, in the third quarter of 2007. Such other section will report the results showing the effectiveness of our ORCEL product – treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections will be amendments to our PMA application filed in February 2004.

We are working with Lonza Walkersville, Inc, a subsidiary of Lonza Corporation (Lonza) to limit expenditures under our manufacturing agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will drive down the cost of producing ORCEL as we plan for the potential commercial sales of our product. In January 2007, Lonza agreed to temporarily suspend their monthly $136,591 monthly production suite billing under our Cell Therapy Manufacturing Agreement until such time as the suite is necessary for our ORCEL production purposes which is expected around mid July 2007. We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our Cell Therapy Manufacturing Agreement as well as changes to our Sales Agency Agreement.

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

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

•	Completion of all FDA required tests and validations;

•	Completion of development of the cell factory process to increase cell line expansion capacity and reduce costs;

•	Validation at Lonza of a process which doubles our ORCEL manufacturing capacity;

•	Transfer of the cell factory process to Lonza, and

•	Production and expansion of cell inventory for use in the commercialization of ORCEL.

Additionally we may:

•	Examine potential licensing opportunities for use of our biomaterials in other tissue engineering applications, and

•	Submit proposals to the appropriate agencies for the purpose of securing available research grants.

We may invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

We expect that the above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency. Assuming a favorable outcome from the FDA in 2008 we believe our workforce should remain fairly constant. We recently made significant changes in our executive ranks and in overseas personnel.

We will need to secure additional financing for the approximately $500,000 of expenses we are currently incurring on a monthly basis. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt.

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

Haptides™

We acquired the Haptides™ cell attachment technology in our April 2006 acquisition of Hapto Biotech. This technology, which is a synthetic version of fibrin-based natural human peptide sequences with superior cell attraction properties, is simple and inexpensive to manufacture; offers a good safety profile in that it is non-immunogenic, non-inflammatory and non-toxic; and has demonstrated preclinical validation of its ability to enhance cell attachment. Our initial application of the Haptides™ technology is to the active biomaterial collagen. Our findings have shown that Haptides™ modified collagen improved cell attachment and growth In Vitro by 40-50%, and In Vivo implantation studies have continued to show promising soft tissue augmentation results as well. The implanted sponge material attracts fibroblast cell infiltration with minimal associated inflammation.

We have executed material transfer agreements for technology evaluation and have begun preliminary discussions with companies focused on these markets to explore their interest in potentially partnering with us to structure co-development and licensing agreements for our Haptides™ technology platform.

We were notified by the U.S. patent office that the claims of our patent application “Novel Haptotactic Peptides” related to our Haptides™ technology platform, have been allowed. The patent incorporating these claims was issued in the last quarter of 2006. We are currently evaluating the opportunity for additional patent claims and filings around the Haptides™ technology.

Fibrin Microbeads

Also acquired in the acquisition of Hapto Biotech in April 2006, was our Fibrin Microbeads (FMB) technology. FMBs are cross-linked, heat-treated Fibrin beads that can be used to isolate matrix-dependent cells, including Mesenchymal-type Adult Stem Cells. We believe that FMB represent valuable and unique intellectual property, with five U.S. patents issued and a notice of allowance recently received for a European patent, and that this is a technology which may have significant advantages over comparable technologies for adult stem cell isolation.

The FMB stem cell technology, we believe, is a flexible, comprehensive one-bead approach for adult stem cell therapy. FMB have the unique potential to provide the clinician the ability to isolate stem cells from multiple sources including blood, the least invasive tissue source which was previously not considered a viable source of a sufficient quantity of mesenchymal type stem cells for therapeutic application. FMB also have the flexibility to deliver the isolated stem cells therapeutically as an implant to the patient, either as an initial cell product or as an expanded cell product, or as a differentiated stem cell product. All the current autologus adult stem cell methods we are aware of do not have the ability to provide this comprehensive solution to adult stem cell therapy.

Since acquiring Hapto we completed certain aspects of a milestone driven plan evaluating the use of this novel stem cell technology in bone regeneration. A preclinical trial evaluating FMB for bone regeneration has recently been completed.

We have executed material transfer agreements for technology evaluation and have begun preliminary discussions with companies targeting the stem and progenitor cell markets to explore their interest in potentially partnering with us to structure co-development and licensing agreements for our FMB technology platform.

Liquidity Matters

Beginning on February 13, 2007 we offered all holders of the Series H warrants to purchase 2,169,111 shares of our common stock the opportunity to exchange these warrants for 2,169,111 shares of our common stock and warrants to purchase 542,278 shares of common stock on the same terms as the Series A Warrants which were among the securities we recently sold in a private placement sale of our Series A Convertible Preferred Stock which is described hereafter. The offer was contingent on 100% acceptance. The offer was extended to June 8, 2007. Holders of 1,969,111 shares accepted this offer.

On June 10, 2007, pursuant to the terms of the Series H warrant our Board of Directors voted to lower the exercise prices of all Series H warrants to $0.50 from their current price of $7.50. Such reduction does not increase the number of shares of common stock that could be purchased upon exercise of the Series H warrants, pursuant to the terms of the warrant. Although holders representing only 91% of the shares that could be purchased upon exercise of the Series H warrants agreed to the terms of the Series H Warrant offer, our Board of Directors agreed to consummate exchanges with the holders who accepted the offer provided they agreed to waive any claims that they may have under their April 2006 private placement agreements with us and provided they returned their Series H warrants. On June 27, 2007 our Board of Directors voted to further reduce the exercise price of the remaining Series H warrants to $0.01 per common share.

Our agreement with Paul Royalty Fund L.P. provided that in certain events, including insolvency, PRF may, at its option, compel us to repurchase the interest in our revenues that we sold to PRF for a price equal to the $10,000,000 PRF paid us plus an amount that would yield PRF a 30% per annum internal rate of return on its $10,000,000 investment. As defined in our agreement with PRF we are currently insolvent. As a result of this insolvency our obligation under the revenue interest assignment is stated at $41,006,000, the amount for which PRF could compel us to repurchase their revenue interest at March 31, 2007.

In the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. for the restructuring of our $41,006,000 obligation under our revenue interest assignment agreement. Initially we and PRF agreed that the first $2,000,000 (later amended to $2,800,000) of any amount we had to pay PRF pursuant to our agreements with PRF would be paid to lenders of bridge loans made to us after September 2006. Those bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities. On June 18, 2007, PRF and we entered into an amended Exchange Agreement to provide for the $41,006,000 liability we owe to PRF to be exchanged for newly created classes of our preferred stock with a stated value of $10,000,000, upon the completion of $8,000,000 of equity financing. Upon securing such financing (which provided for the exchange of bridge loans we received for the equity securities we sold in the private placement described in the June 18, 2007 financing transactions which follow). Additionally, on June 18, 2007 the Exchange Agreement required cancellation of termination of employment agreements we had with Messrs. Katz and Lipstein and to the resignation of Messrs. Katz and Lipstein as our officers and directors, as well as other conditions described hereafter.

During the period January through March 2007, we received bridge loans aggregating $1,424,000. These loans matured on various dates between February 28 and April 30, 2007, respectively, and had been due on demand anytime after such dates. These loans accrued interest at 15% after their due dates. The loans were repayable in cash at 110% of their $1,424,000 face value, or $1,566,400. The lenders had the option to convert their loan at 125% of the loaned amount plus any accrued interest into our June 18, 2007 private placement described below. The intrinsic value of this conversion option will be measured using the commitment date fair value of the stock. This will result in our recording a loss on settlement on the notes in our 2007 second quarter when the private placement was completed. Additionally, on Jun 18, 2007, we issued a warrant to the noteholders exercisable for one share of our common stock for each dollar of the face value of the Note (the “Bridge Warrant”). The Bridge Warrant has terms identical to the warrants we issued in the Private Placement. The Bridge Warrants have piggyback registration rights for the shares of our common stock issuable upon the exercise of the warrants. $139,500 of these notes came either from a member of our board of directors or entities which they control.

On June 18, 2007 we completed a number of simultaneous financing transactions:

•

We entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with PRF, and PRF exchanged its interest in our future revenues, recorded as a $41,006,000 liability in these financial statements, for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our new Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a stated value/liquidation preference of $10,000. The stated values of the A-1 and A-2 Preferred can be converted to our common stock at conversion rates of $0.50 and $5.00 per share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property.

Our Exchange Agreement with PRF also provided for the following:

i.

Reimbursement of PRF for its legal expenses which we paid from the proceeds of the simultaneous June 18, 2007 closing of the sale of our Series A Convertible Preferred Stock (A Preferred) with warrants attached.

	ii.	Resignation of five of our seven directors.

iii.

Resignations of our chairman and chief executive officer (CEO), and the execution by us and our chairman and CEO of agreements canceling the termination of employment agreements we entered into with our chairman and CEO in 2002. Such termination of employment agreements required us to make payments to our chairman and CEO based upon a multiple of their five year average annual salaries, as they are defined in those 2002 agreements, if we terminate their employment with us.

iv.

A change in our Board of Directors with one new director designated by PRF and at least one more director. The Exchange Agreement contemplated the election of our president, Dr. Constantin Papastephanou, as our new CEO.

•

We entered into Cancellation Agreements with our CEO and chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such Cancellation Agreements we made initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of the deferred compensation we owed them). Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (FDA’s 100 Day Letter), we will pay them an additional $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them an additional $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000 will be accelerated in certain events. Our CEO and chairman received five-year warrants to purchase 2,105,819 and 2,051,798 shares, respectively, of our common stock at $0.55 per share. These share amounts will increase by 3½% of any shares in excess of 27,858,540 shares of common stock which we are required to issue upon conversion of A Preferred shares and upon exercise of Series A warrants which we have sold or may hereafter sell. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½% of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we publicly announce that we have received FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our CEO and chairman will also be exercisable at $0.55 per common share. Our CEO and chairman agreed to the cancellation of all their presently held options and warrants to purchase our common stock.

We owed deferred compensation to our CEO and our chairman of $233,300 and $366,221, respectively. Our chairman and CEO cancelled these obligations we owed them in exchange for payments of $25,000 each and an option to purchase 12 shares of our A Preferred for our CEO and 8 shares of our A Preferred for our chairman (stated value/ liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in our recent private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s)

•

We completed a private placement of our A Preferred stock with warrants attached to a group of accredited investors. We sold 579.148 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500, with $94,264 of accrued interest, or $2,795,764, exchanged their bridge notes for an aggregate of 349.470 shares of our A Preferred with warrants attached at 125% of the face value, or $3,494,705, of their bridge notes. We repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. All noteholders also received our five year Series A warrants to purchase an aggregate of 2,899,000 shares of common stock at $1.00 per share. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. Our outstanding 928.618 shares of A Preferred can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of such holder’s A Preferred as converted shares, or to all such holders warrants to purchase an aggregate 9,286,180 shares of our common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received our Series M warrants which are exercisable at $0.50 per share at any time hereafter until thirty days after (and if) we have announced receipt of written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,386,180 shares of common stock to investors in the private placement and to our bridge loan investors. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants.

The placement agent who arranged the private placement financing received 10% of the cash proceeds we received from the bridge note loans and in the private placement, and five year warrants to purchase 1,857,236 shares of our common stock exercisable at $0.55 per share (10% of the as converted amount of the A Preferred shares we issued), and warrants to purchase 641,809 more shares of our common stock exercisable at $0.55 per share (5% of the amount of our as exercised Series M warrants we issued). Under an advisory agreement with such placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our CEO and chairman, both described in this report, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, reported in our report on Form 8-K filed on June 12, 2007) we agreed to issue warrants to our placement agent, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. In addition we agreed to exchange our common stock for our outstanding Series E PA, Series F and Series F PA warrants held by our placement agent, its affiliates or designees, or sub-agents who participated in the Series A Financing. We also agreed in such advisory agreement that the placement agent will be paid a transaction fee based on the closing of a strategic transaction in the future of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration we receive un excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

We are in the process of evaluating the accounting ramifications of the June 18, 2007 transactions and based on our preliminary analysis we expect the transactions will have a material effect on our balance sheet and statement of operations.

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

As of March 31, 2007, payment of approximately $3,154,000 of the approximately $3,403,000 we owed to our trade creditors was past due.

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

We hope to obtain additional funds through the sale of our securities in private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;

•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;

•	the costs involved in filing and maintaining patent claims;

•	technological advances;

•	competitive and market conditions;

•	the successful implementation of the agreements we have entered into with Lonza for manufacturing and sales of our ORCEL product;

•	our ability to establish and maintain other collaborative arrangements, and

•	the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007.

Item 3.        CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective:

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

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the first quarter of 2007.

PART II

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 60,000 shares and 50,000 shares of our common stock, respectively to Dr. Steven Lilien and Dr. Allen Schiff, who were then members of our Board of Directors, for their service as members on the Board’s audit committee. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4 (2) of the Act as transactions not involving a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibit No.		Description

	3.1	*	Amended and Restated Articles of Incorporation and amendments thereto.

	3.2	*	ByLaws.

10.1

Amended and Restated Exchange Agreement between Ortec International, Inc. and Paul Royalty Fund, L.P. dated June 18, 2007. (Incorporated by Reference to Exhibit 10.1 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.2

Bill of Sale and Termination Agreement between Ortec International, Inc. and Paul Royalty Fund, L.P. dated June 18, 2007. (Incorporated by Reference to Exhibit 10.2 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.3

Series A Convertible Preferred Stock Purchase Agreement including Series A, M, and M-1 warrants dated June 18, 2007. (Incorporated by Reference to Exhibit 10.3 to From 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.4

Placement Agent Agreement between Ortec International, Inc. and Burnham Hill Partners, a division of Pali Capital Inc., dated June 15, 2007. (Incorporated by Reference to Exhibit 10.4 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.5

Financial Advisory Agreement between Ortec International, Inc, and Burnham Hill Partners, a division of Pali Capital Inc., dated June 15, 2007. (Incorporated by Reference to Exhibit 10.5 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.6

Cancellation Agreement between Ortec International, Inc and Ron Lipstein dated June 18, 2007. (Incorporated by Reference to Exhibit 10.6 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.7

Cancellation Agreement between Ortec International, Inc and Steven Katz dated June 18, 2007. (Incorporated by Reference to Exhibit 10.7 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

	10.8		Warrant issued to Ron Lipstein pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.8 to Form 8-K/A dated June

18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.9

Warrant issued to Steven Katz pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.9 of Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

31.1	*	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:

ORTEC INTERNATIONAL, INC.

Date: July 3, 2007	By:	/s/ Costa Papastephanou

Costa Papastephanou
Chief Executive Officer

Date: July 3, 2007	By:	/s/ Alan W. Schoenbart

Alan W Schoenbart
Chief Financial Officer