Form 10QSB
period 2007-06-30
ORTEC INTERNATIONAL INC
filed 2007-08-20
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________

FORM 10-QSB
___________

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________

Commission file number 0-27368

ORTEC INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3068704
(I.R.S. Employer Identification No.)

3960 Broadway
New York, New York 10032
(Address of principal executive offices)

(212) 740-6999
(Issuer's telephone number)

________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

The number of shares outstanding of the issuer's common stock is 11,152,203 (as of July 31, 2007)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED JUNE 30, 2007

ITEMS IN FORM 10-QSB

          Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$2,500,818
Prepaid and other current assets	597,132
Total current assets	3,097,950
Property and equipment, net	146,930
Patent application costs, net	456,238
Deposits and other assets	221,720
Total assets	$3,922,838

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,679,818
Insurance premium financing payable	77,596
Current maturities of loan payable	67,632
Capital lease obligation - current	4,900
Total current liabilities	3,829,946

Commitments and contingencies

Temporary equity:
Series A Convertible Preferred Stock, stated value $10,000 per share; authorized 20,000 shares;
928.618 shares issued and outstanding; liquidation preference $9,286,180	5,194,443
Series A-1 Convertible Preferred Stock, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700
Series A-2 Convertible Preferred Stock, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000
Total temporary equity	12,738,143

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D-1 Convertible, stated value $10 per share; authorized 20,000 shares;
5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903
Series D-2 Convertible, stated value $10 per share; authorized 20,000 shares;
No shares issued and outstanding; liquidation preference $0	-
Common stock, $.001 par value; authorized 200,000,000 shares;
10,610,539 issued and outstanding	10,611
Additional paid-in capital	134,198,487
Deficit accumulated during the development stage	(161,841,757)
Deferred compensation	(106,765)
Accumulated other comprehensive income	3,270
Total shareholders’ deficit	(12,645,251)
Total liabilities, temporary equity and shareholders’ deficit	$3,922,838

          See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 12,1991
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2007	2006	2007	2006	June 30, 2007
Product revenue	$-	$-	$-	$-	$265,665

Expenses
Product and laboratory costs	214,275	1,181,351	427,492	2,506,860	35,556,572
Personnel	2,735,255	1,085,850	3,684,715	2,010,669	49,161,711
General and administrative	1,357,168	296,125	1,624,985	688,104	23,593,717
Rent	182,580	182,580	365,160	365,160	5,541,787
Consulting	-	-	-	-	5,702,651
Interest and other expense	3,978,174	2,227,826	6,764,499	4,209,696	45,103,293
Interest and other income	(65,856)	(18,787)	(89,888)	(31,650)	(2,745,910)
Gain on extinguishment of revenue interest assignment obligation	(35,527,695)	-	(35,527,695)	-	(35,527,695)
Purchased in-process research and development costs	-	11,005,215	-	11,005,215	11,073,743
Change in fair value of warrants	-	(5,082,969)	-	(5,082,969)	(12,042,565)
Loss on settlement of promissory notes	-	-	-	-	13,081,453
Lease termination costs	-	-	-	-	1,119,166
Loss on extinguishments of debt and Series A preferred shares	-	-	-	-	1,004,027
	(27,126,099)	10,877,191	(22,750,732)	15,671,085	140,621,950

Income (loss) before income tax benefit	27,126,099	(10,877,191)	22,750,732	(15,671,085)	(140,356,285)

Income tax benefit	(62,500)	-	(125,000)	-	(614,000)
Net income (loss)	27,188,599	(10,877,191)	22,875,732	(15,671,085)	(139,742,285)

Preferred stock dividends	-	79,887	-	79,887	3,162,609
Preferred stock and warrants deemed dividends and discounts	5,649,196	258,112	5,649,196	258,112	18,936,863
Net income (loss) applicable to common shareholders	$21,539,403	$(11,215,190)	$17,226,536	$(16,009,084)	$(161,841,757)

Net income (loss) per share
Basic	$2.17	$(1.72)	$1.74	$(2.95)
Diluted	$0.45	$(1.72)	$0.36	$(2.95)

Weighted average shares outstanding
Basic	9,934,616	6,510,623	9,879,387	5,422,094
Diluted	48,332,724	6,510,623	48,275,493	5,422,094

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other			shareholders
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	income (loss)	stock	compensation	(deficit)
March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	-	-	-	-	-	$860	-	-	-	-	$870
First private placement ($45.00 per share)	1,450	2	-	-	-	-	-	64,998	-	-	-	-	65,000
The Director ($172.50 and $795.00 per share)	994	1	-	-	-	-	-	249,999	-	-	-	-	250,000
Second private placement ($1413.75 per share)	354	-	-	-	-	-	-	500,000	-	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(21,118)	-	-	-	-	(21,118)
Net loss	-	-	-	-	-	-	-	-	(281,644)	-	-	-	(281,644)
Balance at December 31, 1991	13,156	13	-	-	-	-	-	794,739	(281,644)	-	-	-	513,108
Second private placement ($1,413.75 per share)	176	-	-	-	-	-	-	250,006	-	-	-	-	250,006
Second private placement ($1,413.75 per share)	152	-	-	-	-	-	-	215,467	-	-	-	-	215,467
Stock purchase agreement with the Director
($1,413.75 per share)	212	-	-	-	-	-	-	299,998	-	-	-	-	299,998
Share issuance expense	-	-	-	-	-	-	-	(35,477)	-	-	-	-	(35,477)
Net loss	-	-	-	-	-	-	-	-	(785,941)	-	-	-	(785,941)
Balance at December 31, 1992	13,696	13	-	-	-	-	-	1,524,733	(1,067,585)	-	-	-	457,161
Third private placement ($1,500.00 per share)	731	1	-	-	-	-	-	1,096,499	-	-	-	-	1,096,500
Third private placement ($1,500.00 per share)	150	-	-	-	-	-	-	225,000	-	-	-	-	225,000
Stock purchase agreement with Home
Insurance ($1,350.00 per share)	741	1	-	-	-	-	-	999,998	-	-	-	-	999,999
Stock purchase agreement with the Director
($1,413.75 per share)	142	-	-	-	-	-	-	200,000	-	-	-	-	200,000
Shares issued in exchange for commission	4	-	-	-	-	-	-	6,000	-	-	-	-	6,000
Share issuance expenses	-	-	-	-	-	-	-	(230,207)	-	-	-	-	(230,207)
Net loss	-	-	-	-	-	-	-	-	(1,445,624)	-	-	-	(1,445,624)
Balance at December 31, 1993	15,464	15	-	-	-	-	-	3,822,023	(2,513,209)	-	-	-	1,308,829
Fourth private placement ($1,500.00 per share)	263	-	-	-	-	-	-	397,712	-	-	-	-	397,712
Stock purchase agreement with Home
Insurance ($1,500.00 per share)	333	1	-	-	-	-	-	499,999	-	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(8,697)	-	-	-	-	(8,697)
Net loss	-	-	-	-	-	-	-	-	(1,675,087)	-	-	-	(1,675,087)
Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	-	-	-	522,757
Rent forgiveness by Director	-	-	-	-	-	-	-	40,740	-	-	-	-	40,740
Net loss	-	-	-	-	-	-	-	-	(1,022,723)	-	-	-	(1,022,723)
Balance at December 31, 1995	16,060	16	-	-	-	-	-	4,751,777	(5,211,019)	-	-	-	(459,226)
Initial public offering	8,000	8	-	-	-	-	-	5,999,992	-	-	-	-	6,000,000
Exercise of warrants	226	-	-	-	-	-	-	33,885	-	-	-	-	33,885
Fifth private placement ($973.50 per share)	6,394	6	-	-	-	-	-	6,220,791	-	-	-	-	6,220,797
Share issuance expenses	-	-	-	-	-	-	-	(1,580,690)	-	-	-	-	(1,580,690)
Stock options issued for services	-	-	-	-	-	-	-	152,000	-	-	-	-	152,000
Net loss	-	-	-	-	-	-	-	-	(2,649,768)	-	-	-	(2,649,768)
Balance at December 31, 1996	30,680	30	-	-	-	-	-	15,577,755	(7,860,787)	-	-	-	7,716,998
Exercise of warrants	7,726	8	-	-	-	-	-	10,822,783	-	-	-	-	10,822,791
Share issuance expenses	-	-	-	-	-	-	-	(657,508)	-	-	-	-	(657,508)
Stock options and warrants issued for services	-	-	-	-	-	-	-	660,000	-	-	-	-	660,000
Net loss	-	-	-	-	-	-	-	-	(4,825,663)	-	-	-	(4,825,663)
Balance at December 31, 1997 (carried forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	-	13,716,618

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other			shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	income (loss)	stock	compensation	(deficit)
Balance at December 31, 1997 (brought forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	-	13,716,618
Exercise of warrants	1,477	2	-	-	-	-	-	1,281,955	-	-	-	-	1,281,957
Stock options and warrants issued for services	-	-	-	-	-	-	-	1,920,111	-	-	-	-	1,920,111
Sixth private placement										-
Common shares issued ($1500.38 per share)	1,333	1	-	-	-	-	-	1,788,697	-	-	-	-	1,788,698
Warrants to purchase 334 shares at $1,800 per share	-	-	-	-	-	-	-	211,302	-	-	-	-	211,302
Share issuance expenses	-	-	-	-	-	-	-	(48,000)	-	-	-	-	(48,000)
Purchase of 44 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-		(67,272)	-	(67,272)
Net loss	-	-	-	-	-	-	-	-	(8,412,655)	-	-	-	(8,412,655)
Balance at December 31, 1998	41,216	41	-	-	-	-	-	31,557,095	(21,099,105)	-	(67,272)	-	10,390,759
Exercise of warrants	94	-	-	-	-	-	-	14,103	-	-	-	-	14,103
Stock options and warrants issued for services	-	-	-	-	-	-	-	64,715	-	-	-	-	64,715
Seventh private placement										-
Common shares issued ($1,312.50 per share)	2,594	3	-	-	-	-	-	3,168,782	-	-	-	-	3,168,785
Warrants to purchase 519 shares – 210 at $1,875
per share an d 209 at $2,175 per share	-	-	-	-	-	-	-	236,291	-	-	-	-	236,291
Placement agent warrants to purchase 260 shares
at $1,575 per share	-	-	-	-	-	-	-	232,000	-	-	-	-	232,000
Eighth private placement ($825 per share)	10,909	11	-	-	-	-	-	8,999,991	-	-	-	-	9,000,002
Share issuance expenses	-	-	-	-	-	-	-	(619,908)	-	-	-	-	(619,908)
Purchase of 61 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	-	(75,518)	-	(75,518)
Net loss	-	-	-	-	-	-	-	-	(10,040,509)	-	-	-	(10,040,509)
Balance at December 31, 1999	54,813	55	-	-	-	-	-	43,653,069	(31,139,614)	-	(142,790)	-	12,370,720
Exercise of options and warrants	1,170	1	-	-	-	-	-	327,281	-		-	-	327,282
Stock options and warrants issued for services	-	-	-	-	-	-	-	56,265	-	-	-	-	56,265
Ninth private placement										-
Common stock issued ($2,250 per share)	444	-	-	-	-	-	-	1,000,005	-	-	-	-	1,000,005
Placement agent warrants (18 at $2,250 per share)	-	-	-	-	-	-	-	23,000	-	-	-	-	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	-	-	-	-	-	8,421,063	-	-	-	-	8,421,071
Share issuance expenses	-	-	-	-	-	-	-	(641,500)	-	-	-	-	(641,500)
Purchase of 29 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	-	(34,855)	-	(34,855)
Net loss	-	-	-	-	-	-	-	-	(12,129,663)	-	-	-	(12,129,663)
Balance at December 31, 2000	64,745	64	-	-	-	-	-	52,839,183	(43,269,277)	-	(177,645)	-	9,392,325
Stock options to purchase 400 shares for services	-	-	-	-	-	-	-	188,080	-	-	-	-	188,080
Net loss	-	-	-	-	-	-	-	-	(15,885,377)	-	-	-	(15,885,377)
Balance at December 31, 2001	64,745	64	-	-	-	-	-	53,027,263	(59,154,654)	-	(177,645)	-	(6,304,972)
Exercise of options and warrants	2,381	2	-	-	-	-	-	355	-	-	-	-	357
Stock options and warrants issued for services	-	-	-	-	-	-	-	113,060	-	-	-	-	113,060
Warrants issued with convertible debentures	-	-	-	-	-	-	-	440,523	-	-	-	-	440,523
Warrants issued with redeemable preferred stock	-	-	-	-	-	-	-	559,289	-	-	-	-	559,289
Convertible debenture conversion benefit	-	-	-	-	-	-	-	1,042,663	-	-	-	-	1,042,663
Redeemable convertible preferred conversion benefit	-	-	-	-	-	-	-	1,097,886	-	-	-	-	1,097,886
Issuance of series B preferred stock (938 shares)										-
($10,000 per share)	-	-	9,382,742	-	-	-	-	-	-	-	-	-	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	-	-	-	-	3,486,318	-	-	-	-	7,338
Shares issuance costs – preferred stock	-	-	(866,612)	-	-	-	-	304,615	-	-	-	-	(561,997)
Preferred stock dividends	25,021	25	-	-	-	-	-	1,125,909	(1,125,934)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(21,578,021)	-	-	-	(21,578,021)
Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	-	(177,645)	-	(15,801,132)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other		Deferred	shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Com-	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	income (loss)	stock	pensation	(deficit)
Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	-	(177,645)	-	(15,801,132)
Exercise of options and warrants	26,583	27	-	-	-	-	-	12,939	-	-	-	-	12,966
Issuance of preferred stock: series B (200
shares), series C (948 shares)	-	-	2,000,000	5,690,000	-	-	-		-	-	-	-	7,690,000
Warrants issued with preferred stock	-	-	(490,567)	(1,225,632)	-	-	-	1,716,199	-	-	-	-	-
Warrant to purchase 5,000 shares at $30 per share
issued for services	-	-	-	-	-	-	-	87,000	-	-	-	-	87,000
Share issuance costs – preferred stock	-	-	(393,488)	(797,327)	-	-	-	359,078	-	-	-	-	(831,737)
Conversion of series B preferred stock (605
shares) into common stock	161,437	162	(3,253,571)	-	-	-	-	3,253,409	-	-	-	-	-
Conversion of series B preferred stock into
series D preferred stock (483 shares)	-	-	(2,628,602)	-	2,628,602	-	-	-	-	-	-	-	-
Preferred stock deemed dividends and discounts	-	-	-	-	-	-	-	4,269,000	(4,269,000)	-	-	-	-
Preferred stock dividends	6,154	6	-	-	-	-	-	923,071	(923,077)	-	-	-	-
Common stock dividend to be distributed on
series C preferred stock	-	-	-	-	-	-	-	336,550	(336,550)	-	-	-	-
Common stock to be issued in connection with
promissory notes (10,467 shares)	-	-	-	-	-	-	-	287,000	-	-	-	-	287,000
Adjustment for one for ten reverse stock split	5	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,920,504)	-	-	-	(15,920,504)
Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	-	-	72,442,127	(103,307,740)	-	(177,645)	-	(24,476,407)
Issued in connection with promissory notes
Previously issued notes (FY 2002 above)	10,467	11	-	-	-	-	-	(11)	-	-	-	-	-
Issued in current fiscal year	22,122	22	-	-	-	-	-	746,180	-	-	-	-	746,202
Common stock (18,468) and 34.31 shares of
series D preferred to be issued in connection
with agreements which extended due date of
promissory notes	-	-	-	-	-	-	-	828,540	-	-	-	-	828,540
Issued in connection with exercise of warrants	2,164	2	-	-	-	-	-	323	-	-	-	-	325
Conversion of 35.62 shares of series C preferred
stock into common stock	7,125	7	-	(137,752)	-	-	-	137,745	-	-	-	-	-
Payment of dividends on 35.62 shares of series C
preferred stock in common stock	916	1	-	-	-	-	-	30,098	(30,099)	-	-	-	-
Common stock and series D preferred (233.83
shares) issued in connection with special
warrant offer ($15.06 per share)	33,132	33	-	-	939,050	-	-	498,936	-	-	-	-	1,438,019
Common stock dividend to be distributed on
series B and series C preferred stock	-	-	-	-	-	-	-	613,805	(613,805)	-	-	-	-
Option to purchase 6,667 shares at $30 per share
issued to director for services	-	-	-	-	-	-	-	398,574	-	-	-	-	398,574
Warrant to purchase 5,000 shares at $30 issued for
services	-	-	-	-	-	-	-	94,393	-	-	-	-	94,393
Warrant to purchase 937 shares at $48.75 issued in
connection with lease	-	-	-	-	-	-	-	- 18,500	-	-	-	-	18,500
Share issuance expenses	-	-	-	-	-	-	-	(26,600)	-	-	-	-	(26,600)
Special warrant offer deemed dividends	-	-	-	-	-	-	-	1,123,000	(1,123,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,377,900)	-	-	-	(15,377,900)
Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	-	(177,645)	-	(36,356,354)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other			shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	income (loss)	stock	compensation	(deficit)
Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	-	(177,645)	-	(36,356,354)
Common stock and series D preferred (34.31
shares) issued in connection with agreements
which extended due date of promissory notes	18,468	18	-	-	274,500	-	-	(274,518)	-	-	-	-	-
January 2005 Private Placement: Common stock										-
issued in connection with private placement	432,264	432	-	-	-	-	-	4,775,668	-		-	-	4,776,100
Common stock and series D preferred (1,720.16										-
shares) issued for promissory note conversion	530,208	530	-	-	5,733,853	-	-	14,895,029	-	-	-	-	20,629,412
Common stock and series D preferred (1,086.21
shares) issued in connection with Series C
preferred exchange – as restated	218,912	219	-	(3,529,289)	3,620,702	-	-	6,261,816	(6,353,448)	-	-	-	-
Common stock issued for exercise of additional
investment right from private placement	10,217	10	-	-	-	-	-	114,937	-	-	-	-	114,947
Common stock issued in connection with
February 2005 private placement	8,000	8	-	-	-	-	-	86,265	-	-	-	-	86,273
Common stock issued in connection with
exchange for series B preferred stock	14,710	15	(270,859)	-	-	-	-	270,844	-	-	-	-	-
Common stock issued to officers	109,667	110	-	-	-	-	-	751,474	-	-	-	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	-	-	-	-	-	3,415	-	-	-	-	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	-	-	-	-	-	3,172,643	-	-	-	-	3,173,616
Common stock and Series D preferred (2,714.62
shares) and warrants issued for promissory notes	423,128	423	-	-	2,714,624	-	-	3,622,670	-	-	-	-	6,337,717
Return of excess preferred stock dividend	-	-	-	-	-	-	-	(17,891)	17,891	-	-	-	-
Modifications of Series E warrant prices	-	-	-	-	-	-	-	3,490,140	(1,264,247)	-	-	-	2,225,893
Warrants to purchase 5,000 shares issued for services	-	-	-	-	-	-	-	7,189	-	-	-	-	7,189
Share issuance expenses	-	-	-	-	-	-	-	(14,234)	-	-	-	-	(14,234)
Net loss – as restated	-	-	-	-	-	-	-	-	(32,586,847)	-	-	-	(32,586,847)
Balance at December 31, 2005 (carried forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	-	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

										Accu-
										mulated
									Deficit	other
									accumulated	compre-			Total
								Additional	during the	hensive			shareholders’
	Common stock		Preferred stock series					paid-in	development	income	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	(loss)	stock	compensation	(deficit)
Balance at December 31, 2005 (brought forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	-	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	-	-	-	-	-	58	-	-	-	-	197
Warrant issued for vendor settlement	-	-	-	-	-	-	-	54,982	-	-	-	-	54,982
Warrant issued with promissory notes	-	-	-	-	-	-	-	7,262	-	-	-	-	7,262
Common stock and warrants issued for
Production suite charges (includes warrants to
purchase 73,674 shares at $11.25 per share)	363,360	364	-	-	-	-	-	1,422,475	-	-	-	-	1,422,839
Placement agent fees	113,147	113	-	-	-	-	-	424,187	-	-	-	-	424,300
Hapto acquisition (includes warrants to purchase
200,000 shares at $4.50 per share)	2,031,119	2,031	-	-	-	-	-	10,692,540	-	-	-	-	10,694,571
Common stock issued upon conversion of
323.4008 shares of Series D preferred stock	86,240	86	-	-	(820,428)	-	-	820,342	-	-	-	-	-
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	-	-	-	-	-	-	6	-	-	-	-	-	6
Bridge loan converted into 301.333 shares of Series
E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series E preferred stock	-	-	-	-	-	-	151,035	-	(151,035)	-	-	-	-
Conversion of 6,176 Series E preferred	2,822,078	2,822	-	-	-	-	(151,041)	148,219	-	-	-	-	-
Fair value of warrants reclassified as liabilities	-	-	-	-	-	-	-	(11,951,000)	-	-	-	-	(11,951,000)
Reduction of warrant liability	-	-	-	-	-	-	-	5,736,591	-	-	-	-	5,736,591
Modifications of Series E and F warrant prices	-	-	-	-	-	-	-	277,972	(277,972)	-	-	-	-
Transfer of Preferred stock series: D to D-1	-	-	-	-	(15,090,903)	15,090,903	-	-	-	-	-	-	-
Retirement of treasury shares	(134)	-	-	-	-	-	-	(177,645)	-	-	177,645
Share-based compensation	-	-	-	-	-	-	-	41,200	-	-	-	-	41,200
Share issuance expenses	-	-	-	-	-	-	-	(57,118)	-	-	-	-	(57,118)
Shares issued pursuant to deferred compensation plan	1,333	1	-	-	-	-	-	415	-	-	-	(416)	-
Restricted share awards	-	-	-	-	-	-	-	165,000	-	-	-	(165,000)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	-	334,678	334,678
Adjustment for one for fifteen reverse stock split	523	1	-	-	-	-	-	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(18,000,091)	-	-	-	(18,000,091)
Balance at December 31, 2006 (carried forward)	8,963,870	8,964	-	-	-	15,090,903	-	121,656,536	(179,068,293)	-	-	(293,183)	(42,605,073)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit
					accumulated	Accumulated		Total
			Preferred	Additional	during the	other		shareholders’
	Common stock		stock series	paid-in	development	comprehensive	Deferred	equity
	Shares	Amount	D-1	Capital	stage	income	compensation	(deficit)
Balance at December 31, 2006 (brought forward)	8,963,870	8,964	15,090,903	121,656,536	(179,068,293)	-	(293,183)	(42,605,073)
Comprehensive income:
Net income	-	-	-	-	22,875,732	-	-	22,875,732
Foreign currency translation	-	-	-	-	-	3,270	-	3,270
Total comprehensive income								22,879,002
Share-based compensation	-	-	-	5,775	-	-	-	5,775
Common stock paid to directors	110,000	110	-	58,190	-	-	-	58,300
Series A Preferred financing warrants issued	-	-	-	2,979,547	-	-	-	2,979,547
Accretion of discount related to Series
A and A-1 preferred stock	-	-	-	4,408,165	(4,408,165)	-	-	-
Series A warrants issued in connection with bridge
financing to purchase 2,899,000 shares	-	-	-	1,003,747	-	-	-	1,003,747
Warrants and options issued in connection with
Cancellation Agreement for former officers:
Five-year warrants to purchase 4,157,617 shares	-	-	-	1,656,200	-	-	-	1,656,200
Issuance of option to purchase 20 shares of
series A preferred stock with attached warrants	-	-	-	198,000	-	-	-	198,000
Surrender of options to purchase 508,909 shares	-	-	-	(92,498)	-	-	-	(92,498)
Equity issued pursuant to advisory agreement
Warrants to purchase 2,000,000 shares	-	-	-	796,706	-	-	-	796,706
Warrants to be exchanged for common stock	-	-	-	290,424	-	-	-	290,424
Effect of price reductions made to Series H warrants	-	-	-	1,043,305	(1,043,305)	-	-	-
Series H warrants converted to common and series
A warrants to purchase 365,192 shares	1,460,775	1,461	-	196,265	(197,726)	-	-	-
Share vested pursuant to 2003 restricted share grant	75,874	76	-	-	-	-	-	76
Legal expenses incurred	-	-	-	(1,875)	-	-	-	(1,875)
Adjustment for one for fifteen reverse stock split	20	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	186,418	186,418
Balance at June 30, 2007	10,610,539	$10,611	$15,090,903	$134,198,487	$(161,841,757)	$3,270	$(106,765)	$(12,645,251)

See accompanying notes to condensed unaudited financial statements .

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			March 12, 1991
	Six months ended June 30,		(inception) to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net income (loss)	$22,875,732	$(15,671,085)	$(139,742,285)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,380	106,562	5,859,827
Gain on extinguishment of debt	(35,527,695)	-	(35,527,695)
Net equity issuances in respect of cancellation agreements	1,761,702	-	1,761,702
Loss on settlement of promissory note	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Amortization of deferred compensation	186,418	20,484	810,235
Non-cash equity compensation	1,087,130	-	4,422,361
Non-cash interest	1,806,095	63,113	3,860,029
Non-cash imputed interest	4,951,000	4,107,000	38,966,586
Non-cash production suite charges	-	1,187,339	1,422,839
Share-based compensation	64,151	20,292	105,351
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishment of debt and series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	11,005,215	11,073,742
Change in warrant value	-	(5,082,969)	(12,042,565)
Other	-	(11,710)	33,122
Changes in operating assets and liabilities
Prepaid and other current assets	40,225	(71,459)	(501,413)
Accounts payable and accrued liabilities	(1,192,237)	(239,256)	5,600,658
Net cash used in operating activities	(3,857,099)	(4,566,474)	(99,211,994)

Cash flows from investing activities
Purchases of property and equipment	(4,289)	(31,195)	(4,674,635)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(34,810)	(17,669)	(1,124,922)
Organization costs	-	-	(10,238)
Deposits	-	(98,562)	(888,835)
Cash paid for Hapto, net of cash received	-	(186,750)	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(39,099)	(334,176)	(6,829,560)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,949,000	690,000	17,347,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	197	1,362,860
Proceeds from insurance premium financing	138,000	220,500	814,400
Share issuance expenses and other financing costs	(1,120,365)	(4,429)	(6,561,730)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligations under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock-
Series A	5,791,475	-	6,991,475
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	-	5,526,829
Advances received	-	5,526,829	130,000
Repayment of capital lease obligations	(4,233)	(8,444)	(609,414)
Repayment of loan payable	(6,751)	(20,609)	(1,287,547)
Repayment of obligations under revenue interest assignment	-	-	(11,414)
Repayment of insurance premium financing payable	(60,404)	(121,361)	(736,804)
Repayment of promissory notes	(307,500)	(440,000)	(1,543,251)
Repayment of notes payable	-	-	(515,500)
Net cash provided by financing activities	6,379,222	5,842,683	108,545,072
Effect of exchange rate changes on cash and cash equivalents	4,755	-	(2,700)
Net Increase in Cash And Cash Equivalents	2,487,779	942,033	2,500,818
CASH AND CASH EQUIVALENTS
Beginning of period	13,039	675,389	-
End of period	$2,500,818	$1,617,422	$2,500,818

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from
			March 12, 1991
	Six months ended June 30,		(inception) to
	2007	2006	June 30, 2007
Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Assets acquired under capital leases	$-	$-	$628,523
Deferred offering costs included in accrued professional fees	-	-	314,697
Financing costs – other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Share issuance expenses – warrants	-	-	255,000
Deferred compensation	-	-	917,000
Dividends on preferred stock paid in common shares
Series B	-	-	2,099,011
Series C	-	-	576,013
Series E			151,035
Accretion of discount on preferred stock and warrants	4,408,165	258,112	17,695,832
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	-	-	12,343,678
Converted to common stock	-	820,428	820,428
Exchanged for Series D-1 preferred stock	-	-	15,090,903
Series E preferred stock converted to common stock	-	79,887	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	-	-	391,307
Series C	-	-	272,386
Fair value of warrant reclassified to liability	-	20,829,822	-
Share issuance of series D preferred stock in exchange for series B preferred stock	-	-	2,628,602
Promissory notes-
Repaid with common stock	-	301,333	13,112,626
Interest thereon paid with common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	2,701,500	-	2,951,500
Revenue interest obligation repaid with preferred stock	7,550,000	-	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	54,982	54,982
Warrant exchanged for common stock and warrants	1,241,031	-	1,241,031
Common stock and warrants issued to settle liability	-	424,300	659,800
Treasury shares retired	-	-	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202
Accounts payable converted to promissory notes	-	-	837,468
Advances converted to promissory notes	-	-	130,000

Cash paid for interest	$74,259	$43,793	$1,006,867

Cash paid for income taxes	$-	$-	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006, and for the period from March 12, 1991 (inception) to June 30, 2007, and condensed consolidated statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2007, have been prepared by us and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006, and from March 12, 1991 (inception) through June 30, 2007, and statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2007, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in our December 31, 2006 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and six month period ended June 30, 2007, are not necessarily indicative of the operating results for the full year or any other interim period.

NOTE 2 – FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for Pre-Market Approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous stasis ulcers, by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the clinical section of the application, which will report the combined results of our two clinical trials, in the third quarter of 2007 or early October 2007. Such clinical section will report the results showing the effectiveness of our ORCEL product treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. These filings of these two sections are expected to be amendments to our PMA application filed in February 2004.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We recorded net income applicable to common shareholders of $17.2 million during the six months ended June 30, 2007 because of our gain of $35.5 million on the early extinguishment of our revenue interest obligation. Without such gain we would have incurred a net loss applicable to common shareholders of $18.3 million during the six months ended June 30, 2007. We have a deficit accumulated in the development stage of $161.8 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We expect to incur obligations of approximately $630,000 per month primarily for personnel and rent, insurance, fees to Lonza for technology transfer or contract manufacturing activities, clinical data accumulation, various research and development activities, and payment of past due obligations. We will require substantial funding to enable us to continue our research and development activities, pay a portion of our past due obligations, complete the FDA clearance process for our ORCEL to treat venous stasis ulcers, and provide for our general and corporate working capital requirements for the period after January 2008.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to ensure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue our equity securities in satisfaction of certain obligations.

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

With respect to our Cell Therapy Manufacturing Agreement (CTMA) with Lonza Walkersville, Inc, a subsidiary of Lonza Corporation (Lonza) to produce ORCEL for commercial distribution, we have initiated discussions to limit expenditures under such agreement primarily to those which are essential for obtaining regulatory approval. Together we are working on process improvements that we expect will reduce the cost of producing ORCEL as we plan for the potential commercial sales of our product. In January 2007, Lonza agreed to temporarily suspend their $136,591 monthly charge for their production suite as provided in our CTMA, until such time as the suite is necessary to produce our ORCEL product, expected around the fourth quarter of 2007. We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our CTMA as well as changes to our Sales Agency Agreement.

On June 18, 2007, we completed our Series A Convertible Preferred Stock private placement for gross cash proceeds of $5.8 million and simultaneously exchanged our liability under our revenue interest assignment to Paul Royalty Fund, L.P., recorded as $43,401,000 at said date, for an aggregate of $10,000,000 liquidation preference of Series A-1 and Series A-2 Convertible Preferred Stock. We also converted bridge loans totaling $2.7 million into our Series A Convertible Preferred Stock. These transactions are described in Note 7.

We believe that our cash and cash equivalents on hand at June 30, 2007, $2,500,818, as well as funds received in the two

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsequent closings of the June 2007 private placement of our equity securities (see Note 9), and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

Common Stock Reverse Split

On July 24, 2006, we effected another reverse stock split of our outstanding common stock, whereby every stockholder received one new share of common stock for every fifteen shares previously owned. All share and per share data in these financial statements have been adjusted to give effect to the reverse stock split. The par value of the common stock remained unchanged at $.001 per share. The exercise prices of all our warrants and options outstanding were adjusted, in accordance with their different provisions, as a result of this reverse split. The conversion rates of the preferred stock outstanding were also adjusted because of this reverse split.

Reclassifications

Certain reclassifications have been made to the 2006 amounts to conform to the 2007 presentation.

NOTE 3 – SHARE BASED COMPENSATION

Stock Options

In April 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the “1996 Plan”). The Plan provided for the grant of options to purchase up to 2,333 shares of our common stock. In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 2,333 to 10,333 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to our Amended and Restated 1996 Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 10,333 to 20,000 shares. In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. The 1996 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years. As of June 30, 2007 no options were available for grant under the 1996 Plan.

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of June 30, 2007, 21,266 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no stock options granted during the three and six months ended June 30, 2007. The average fair value of stock options granted during the three and six months ended June 30, 2006 was estimated at $2.12 and $1.81, respectively using the Black-Scholes option-pricing model. The following assumptions were used:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Dividend yield	0.00%	0.00%
Volatility	86.00%	86.00%
Risk-free rate of return	4.63- 5.01%	4.41- 5.01%
Expected life	5 years	5 years

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

Changes in options outstanding under the plans during the six months ended June 30, 2007 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value	remaining life
December 31, 2006	598,307	$11.43
Cancelled	(516,239)	10.18
Outstanding June 30, 2007	82,068	$19.29	$11,000	5.3
Exercisable June 30, 2007	21,367	$70.43	$-	2.5

6,667 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
			Number	Weighted-	Weighted-	Number	Weighted-
Range of			outstanding	average	average	exercisable	average
exercise price			at 06/30/07	remaining life	exercise price	at 06/30/07	exercise price
$0.00	-	$0.55	55,000	6.4	$0.55	0	$-
2.85	-	14.85	10,267	3.8	5.70	5,583	7.70
27.00	-	33.75	13,567	2.8	29.87	12,550	29.72
45.00	-	131.25	2,147	1.9	62.37	2,147	62.37
523.50	-	907.50	830	1.3	820.24	830	820.24
930.00	-	1,490.70	257.7		1,064.58	257	1,064.58
$0.00	-	$1,490.70	82,068	5.3	$19.29	21,367	$70.43

Share-based compensation expense is included in personnel expense. Share-based compensation expense was recognized during the six months ended June 30, 2007 of $5,775 and June 30, 2006 of $20,292, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of 120,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005, we issued 66,667 and 22,667 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 30,666 shares of our common stock to certain executive officers and other employees. Out of this 30,666 allocation, we issued an aggregate of

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19,666 shares to our chief operating and chief financial officers. Grants of the remaining 11,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and December 31, 2006 and 667 and 1,333, or an aggregate 2,000 shares were issued, respectively. The remaining 9,000 shares were forfeited as it was determined the performance criteria was not reached. The related charges were reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. The 111,000 shares all vested on May 31, 2007. We recorded a charge to deferred compensation of $752,000 based on the fair value of these restricted shares. The deferred compensation for the 111,000 issued shares was amortized over the 29-month vesting period. Included in personnel expense are charges of $128,183 and $20,484 for the six months ended June 30, 2007 and 2006, respectively, reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. The stock grant agreements with these individuals all provided that in lieu of a direct cash payment, these individuals may transfer a portion of these shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares, for which we will pay their tax obligation. Pursuant to those provisions an aggregate 35,126 shares were transferred back to us by these individuals and the remaining 75,874 shares were retained by them.

Other Plans

On August 24, 2006 the Board of Directors adopted the Ortec International, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The Plan provides for grants of up to 2,500,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. The awards may be in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors. The two members of that committee are both non-employee directors.

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan, of which 200,000 shares was awarded to a member of management and 300,000 shares to two senior level employees. These shares are to be issued on January 1, 2008 and vest over a five-month period ending May 31, 2008. The shares granted to any of these employees, or pro-rata portions thereof, will be forfeited if during any time over this seventeen-month period, such employee’s employment with us is terminated. Due to the high probability that these three employees will continue to be employed by us through May 31, 2008, we recorded a charge of $165,000 related to these awards in deferred compensation and are amortizing such charge over such seventeen month period. No other specific performance criteria were established for these awards. Included in our six months ended June 30, 2007 personnel expense is a charge of $58,235 for these shares.

The Plan will be presented to Stockholders for approval at our next annual meeting. At June 30, 2007, 1,890,000 shares were available for additional grants under the plan.

NOTE 4 – NET INCOME (LOSS) PER SHARE

As of June 30, 2007, basic and diluted earnings per share includes warrants to purchase 811,333 and 708,336 shares of common stock, exercisable at $.015 and $.01 per share, respectively, reflected as outstanding from the date of grant. Diluted earnings per share also includes an aggregate of 31,558,657 common shares issuable upon exercise of outstanding preferred stock, as well as approximately 6,837,000 shares issuable upon exercise of warrants and stock options whose prices are below the average market prices for the three and six month periods ended.

As of June 30, 2006, an aggregate of 5,378,485 shares issuable on exercise of outstanding warrants and options and an aggregate of 1,586,297 and 2,159,111 shares of common stock issuable upon the conversion of our Series D and Series E preferred stock outstanding, respectively, were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and six months ended June 30, 2006 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant. The weighted average share calculations included those common shares which we were obligated to register under the Securities Act of 1933 and potential liquidated damages for our failure to timely do so, which were classified on the balance sheet as temporary equity.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – WARRANTS

The following represents warrant activity during the six months ended June 30, 2007:

Balance at December 31, 2006	5,729,829
Granted	40,961,306
Exchanged	(1,460,775)
Balance at June 30, 2007	45,230,360

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2007:

Accounts payable	$2,574,908
Due to former officers	400,000
Accrued expenses	433,890
Accrued professional fees	99,968
Accrued compensation	121,052
Deferred income	50,000
$3,679,818

NOTE 7 – FINANCING

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

Exchange Agreement – Secured Bridge Financing: In the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. (PRF) for the restructuring of our obligation under our revenue interest assignment agreement, upon the completion of at least $8,000,000 of financing and other terms. Amongst those other terms, the Exchange Agreement required cancellation of termination of employment agreements we had with our chairman and chief executive officers, Messrs. Katz and Lipstein, and to the resignation of Messrs. Katz and Lipstein as officers and directors of our company, as well as other conditions described hereafter. The agreement was necessary for us to secure bridge financing. We and PRF agreed that the first $2,800,000 of any amount we had to pay PRF pursuant to our then existing revenue interest assignment agreements with PRF would be paid to lenders of bridge loans made to us after September 2006. Those bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities.

During the period January through June 2007, we received bridge loans aggregating $1,949,000. One of the loans for $110,000 from our former officers was repaid from another bridge loan. These loans matured on various dates between February 28 and June 30, 2007, respectively, and had been due on demand anytime after such dates. These loans accrued interest at 15% per annum after their due dates. The loans were repayable in cash at 110% of their face value. Noteholders were to be issued a warrant exercisable for one share of our common stock for each dollar of the face value of the Note (the "Bridge Warrant"). The Bridge Warrant was to have terms identical to the warrants we issued in the Private Placement or the conversion price of the financing if no warrants were issued. The Bridge Warrants have piggyback registration rights for the shares of our common stock issuable upon the exercise of such warrants. The lenders had the option to roll their loan at

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

125% of the loaned amount plus any accrued interest into our June 18, 2007 private placement described hereafter.

Series H Warrant Offer: Beginning February 13, 2007 through June 8, 2007 we made an offer to the holders of our Series H Warrants, contingent on 100% acceptance by all holders, for them to exchange their Series H Warrants for such number of shares of our common stock that they could purchase upon exercise of their Series H Warrants, plus a new five year warrant to purchase, at an exercise price of $1.00 per share, 25% of the shares of our common stock they receive in such exchange. Holders of Series H warrants to purchase an aggregate of 2,002,444 out of an aggregate of 2,169,111 (92%) shares of our common stock that could be purchased upon exercise of all our Series H warrants, accepted our exchange offer. Although we did not receive 100% acceptance of our offer, we nevertheless agreed to conclude the exchange with those holders of our Series H Warrants who had theretofore accepted our offer contingent upon the following:

  the surrender by the holder of his Series H Warrant(s) to us no later than July 20, 2007 by delivering them to us at our offices, and agreement to waive any claims they may have against us pursuant to all the agreements entered into with us in connection with their purchases of shares of our Series E Convertible Preferred Stock, all dated as of March 16, 2006.

We agreed to honor our exchange offer with any holder of our Series H Warrants who had agreed to the exchange prior to June 8, 2007 at 5 p.m. and who now agreed to the above conditions. Acceptance of the offer was based on when the holder returned his Series H Warrant.

On June 10, 2007, our Board of Directors voted to reduce the exercise price of the Series H Warrants from $7.50 per share to $0.50 per share of our common stock pursuant to the provisions of Section 3 (g) of the Series H Warrants. On June 27, 2007, our Board of Directors reduced the $0.50 per share exercise price to $0.01 pursuant to the same provision. As a result of these price reductions we recorded a deemed dividend charge of $1,043,305. This was based on the difference in value before and after the price reduction as determined by a Black Scholes Model using a 90% volatility factor, no dividends, and risk free rates of 5.05% and 4.95%, respectively.

As of June 30, 2007 holders of Series H warrants to purchase 1,460,775 shares exchanged their warrants for 1,460,775 shares of common stock and a Series A warrant to purchase 365,192 shares at $1.00 per share. The Series A warrants were warrants that were issued in the private placement described hereafter. In connection therewith we recorded a deemed dividend charge of $197,726 representing the difference in value of the warrants returned versus the common stock and warrants issued. We utilized a Black Scholes model using a risk free rate of 4.91%, no dividends, and 90% volatility to determine the charge.

Convertible Preferred Stock: On June 14, 2007, our board of directors adopted an amendment to our certificate of incorporation designating the following series of preferred shares out of the 1,000,000 shares of preferred stock that we are authorized to issue:

(a)	20,000 shares as Series A convertible preferred stock. The liquidation preference of the Series A convertible preferred stock is $10,000 per share. Each share of Series A convertible preferred stock is convertible into 20,000 shares of common stock.

(b)	500 shares as Series A-1 convertible preferred stock. The liquidation preference of the Series A-1 convertible preferred stock is also $10,000 per share. Each share of Series A-1 convertible preferred stock is convertible into 10,000 shares of common stock.

(c)	500 shares as Series A-2 convertible preferred stock. The liquidation preference of the Series A-2 convertible preferred stock is also $10,000 per share. Each share of Series A-2 convertible preferred stock is convertible into 2,000 shares of common stock.

(d)	20,000 shares as Series D-2 convertible preferred stock. Each share of Series D-2 convertible preferred stock is convertible into 1,000 shares of common stock.

The Series A, A-1, A-2, and D-2 shares have no voting rights in the election of directors or general corporate matters, but none of the rights of these classes of preferred stock set forth in their respective certificates of designation can be altered, amended , or repealed without the consent of such class.

The certificates of designation of each of the Series A Preferred, A-1 Preferred and A-2 Preferred provide that the holders, at their election, could require us to redeem the then outstanding shares of A Preferred, A-1 Preferred and A-2 Preferred at

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the $10,000 liquidation preference per preferred share if (a) we do not have a sufficient number of authorized shares of common stock available to issue to such holder upon his conversion of his preferred shares, (b) applicable law or exchange rules prohibit us from issuing shares of common stock to such holder upon his conversion of his preferred shares or (c) we fail to have a sufficient number of shares of common stock (into which such preferred shares can be converted) registered for resale in the public securities markets as required by the registration rights agreement we entered into with the holders of those preferred shares.

June 18, 2007 financing transactions: On June 18, 2007 we completed a number of simultaneous transactions as follows:

Series A Convertible Preferred Stock (A Preferred) Financing: We completed a private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 579.148 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500, with $94,264 of accrued interest, or $2,795,764, exchanged their bridge notes for an aggregate of 349.470 of our A Preferred shares with warrants attached at 125% of the face value, or $3,494,705, of their bridge notes. Since these bridge notes were settled with A Preferred shares, which are convertible into common stock, no discount was recorded upon the settlement of the bridge notes. We repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. All noteholders also received our five-year Series A warrants to purchase an aggregate of 2,899,000 shares of common stock at $1.00 per share. We recorded a $1,003,747 charge to interest expense representing the value of these warrants. This value was determined using a Black Scholes model with the following assumptions: 90% volatility, no dividends, a stock price of $0.55, and a risk free rate of 5.07% . Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. Our outstanding 928.618 shares of A Preferred can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of such holder’s A Preferred as converted shares, or to all such holders warrants to purchase an aggregate 9,286,180 shares of our common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received Series M warrants which are exercisable at $0.50 per share at any time hereafter until thirty days after (and if) we have announced receipt of written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (the Lead Investor) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,386,180 shares of common stock to investors in the private placement and to our bridge loan investors. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants. We issued Series M-1 warrants to purchase an aggregate 6,418,090 shares of common stock at $1.00 per share to investors in the private placement and to our bridge loan investors.

The provisions of the certificate of designation of the relative rights and preferences of the A Preferred allow the holder at his election to require us to redeem the A Preferred shares for cash in the event we fail to have a sufficient number of shares of common stock registered as required by the registration statement agreement. Although the A preferred shares are contingently redeemable by the holder, none of the other provisions in the certificate of designations cause them to be classified as a liability under Statement of Financial Accounting Standard 150 (SFAS 150). The redemption of the preferred stock is conditional on our ability to register enough shares of common stock for delivery upon conversion of the A Preferred shares. This condition is not in our control and thus requires the instrument to be classified as temporary equity.

As a result of the A Preferred having a conversion feature that was in-the-money on the date of issuance, the A Preferred has a beneficial conversion feature with an intrinsic value of $3,908,165. This is because the shares are convertible into 18,572,360 common shares at a discount of approximately $0.21 per share, representing the difference between the market price of a common share, or $0.55 per common share on June 18, 2007, and the effective conversion price of approximately $0.34. Although the conversion price for the A Preferred is $0.50, we have to allocate a portion of the value of the proceeds to the attached warrants (we utilized a Black Scholes model to value the warrants and considered certain probabilities of the warrants being exercised) to determine the effective conversion price of the A Preferred. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The placement agent who arranged the private placement financing received 10% of the cash proceeds we received from the bridge note loans and in the private placement, and five year warrants to purchase 1,857,236 shares of our common stock exercisable at $0.55 per share (10% of the as converted amount of A Preferred shares), and warrants to purchase 641,809 shares of our common stock exercisable at $0.55 per share (5% of the amount of our as exercised Series M warrants). In addition, under an advisory agreement with our placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our CEO and chairman, both described in this report, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, reported in our report on Form 8-K filed on June 12, 2007) we agreed to issue warrants, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. This warrant was valued at $796,706 using a Black Scholes model with no dividends, a 90% volatility factor, market price of $0.55, a five year life, and a risk free rate of 5.07% . In addition we agreed to exchange our common stock for our outstanding Series E, Series E PA, Series F and Series F PA warrants held by our placement agent, its affiliates or designees, or sub-agents that participated in the Series A Financing. The exchange of these warrants were valued using a Black Scholes model on the date of the exchange using the exercise prices of the various warrants exchanged, market price of $0.55, no dividends, a 90% volatility factor, and risk free rates ranging from 5.05% to 5.07% . The warrant value was then compared against the corresponding value of the expected 960,059 shares to be issued for a net charge of $290,424. The aggregate value of the advisory agreement, or $1,087,130 is included in general and administrative expenses. We also agreed in such advisory agreement that the placement agent will be paid a transaction fee based on the closing of a strategic transaction in the future of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration we receive un excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

Early Extinguishment of Revenue Interest Obligation: In conjunction with the completion of the above equity financing, we entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with Paul Royalty Fund, L.P. ("PRF") and PRF exchanged $43,401,000 interest in our future revenues (value as of June 18, 2007) for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our of Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a liquidation preference of $10,000. The aggregate $10,000,000 stated value of the A-1 and A-2 Preferred can be converted to common stock at conversion rates of $0.50 and $5.00 per share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property.

Our Exchange Agreement with PRF also provided for the following:

  Reimbursement of PRF for its legal expenses;

  Resignations of our chairman and chief executive officer, and the execution by us and our Chairman and chief executive officer of agreements canceling the termination of employment agreements we entered into with our chairman and chief executive officer in 2002. Such termination of employment agreements required us to make payments to our chairman and chief executive officer based upon a multiple of their five year average annual salaries, as they are defined in those 2002 agreements, if we terminate their employment with us. The cancellation agreements are described below;

  Resignation of five of our seven directors, the election of new directors with one designee from PRF, and theelection of our President, Dr. Costa Papastephanou, as our new chief executive officer.

On June 21, 2007, Costa Papastephanou was named our CEO and also elected to our Board of Directors. Dr..Papastephanou has been employed by us since February 2001 as our president and chief operating officer. Mark Eisenberg, Steven Lilien, and Allen Schiff resigned as directors on June 21, 26, and 27, 2007, respectively. Drs. Lilien and Schiff were members of our audit and compensation committees. Also pursuant to such agreement, on June 22, 2007, the resignations of Ron Lipstein, our former CEO, and Steven Katz, our former chairman, as directors became effective. Dr. Katz was a member of our compensation committee.

On June 29, 2007 the Board of Directors resolved that the Board should consist of six directors and elected Shepard M. Goldberg, Mark N.K. Bagnall and John R. Leone to fill the vacancies created by the recent

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

resignations of five of our directors. Mr.Leone was designated as a director by PRF.

The provisions of the certificates of designation of the relative rights and preferences of A-1 and A-2 Preferred shares allow the holder at his election to require us to redeem shares of the A-1 and A-2 Preferred for cash in the event we fail to have a sufficient number of shares of common stock registered as required by the registration statement agreement. Although the A-1 and A-2 preferred shares are contingently redeemable by the holder, none of the other provisions in the certificates of designations cause them to be classified as a liability under SFAS 150. The redemption of the A-1 and A-2 preferred stock is conditional on our ability to register enough shares of common stock for delivery upon conversion of the A-1 and A-2 preferred stock. This condition is not in our control and thus requires the instrument to be classified as temporary equity.

As a result of the A-1 Preferred having a conversion feature that was in-the-money on the date of issuance it has a beneficial conversion feature with an intrinsic value of $500,000. This is because the shares are convertible into 10,000,000 common shares at a discount of approximately $0.05 per share, representing the difference between the market price of a common share, or $0.55 per common share on June 18, 2007, and the effective conversion price of approximately $0.50. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately. We recorded the A-1 and A-2 preferred at their respective fair value based on the value of the conversion shares for the A-1 preferred and based on the value of a bond with similar characteristics for the A-2 preferred.

We recorded a gain on the early extinguishment of the revenue interest obligation of $35,527,695.

Cancellation Agreements: As required by the terms of the Exchange Agreement with PRF, we entered into Cancellation Agreements with our former chief executive officer (CEO) and our former chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such Cancellation Agreements we made initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of the deferred compensation we owed them). They surrendered options to purchase an aggregate of 508,909 shares of common stock at prices ranging from $3.75 to $54.00 per share. Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (the FDA’s 100 Day Letter), we will pay them $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000, respectively, will be accelerated in certain events. Our former CEO and our former chairman received five-year warrants to purchase 2,105,819 and 2,051,798 shares, respectively, of our common stock at $0.55 per share. These share amounts will increase by 3 ½ % of any shares in excess of 27,858,540 shares of common stock which we are required to issue upon conversion of A Preferred shares and upon exercise of Series A warrants which we may hereafter sell. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½ % of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we publicly announce that we have received FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our CEO and chairman will also be exercisable at $0.55 per common share. Our former CEO and our former chairman agreed to cancel all their presently held options and warrants to purchase our common stock.

We owed deferred compensation to our former CEO and our former chairman of $233,300 and $366,221, respectively. Our former chairman and our former CEO agreed to cancel these obligations and all other obligations ($23,981) we owed them in exchange for payments of $25,000 each and an option to purchase 12 of our A Preferred shares for our former CEO and 8 of our A Preferred shares for our former chairman (liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in our most recent private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s) has to the total of A Preferred shares that could be purchased upon the full exercise of the option. The option expires thirty days after, and if, we publicly announce FDA clearance for sale of our ORCEL product to treat venous stasis ulcers.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in personnel expense is a severance charge for the costs associated with the cancellation agreement which can be summarized as follows:

Payments made at cancellation	$280,000
Payments to be made in future accrued	400,000
Warrants to purchase common shares:
4,157,617 @ $0.55 per share	1,656,200
Options to purchase 20 shares of
A preferred with attached warrants	198,000
Surrender of options to purchase
508,909 common shares	(92,498)
Deferred compensation and other
liabilities forgiven	(623,502)
Legal expenses	19,200
$1,837,400

We determined the value of the warrants utilizing a Black Scholes model, lives equivalent to either the term of the warrant or the remaining terms of the options surrendered, no dividends, risk free rates ranging from 4.95% to 5.07% depending on the lives of the warrants or options, and a 90% volatility factor. The market price of our common stock was $0.55 on June 18, 2007.

Other significant aspects of the private placement and financing transactions were:

  We are required to file a registration statement by September 17, 2007 for the shares of our common stock (a) into which the A Preferred and the A-1 Preferred shares can be converted and (b) issuable upon exercise of our Series M warrants. We are required to have such registration statement declared effective within 150 days of filing. If we fail to file on time we will pay liquidated damages in cash of 2% of the Holders initial investment in the A Preferred shares and the stated value of the A-1 Preferred shares. If the filing is not declared effective by the 150th day following the filing date we will pay 1% of that amount for each month of delay. If we are limited by the SEC as to the number of shares we can register pursuant to SEC Rule 415, the 1% fee will be applied only to those shares that could have been registered. In either case our liquidated damages are capped at 24% in the aggregate.

  The exercise prices of the warrants and the conversion price of the Series A and A-1 Preferred will be adjusted downward (full-ratchet anti-dilution protection) for any equity issuances (other than permitted issuances) hereafter made by us at a price lower than the conversion price of the preferred stock or the exercise price of the warrants. Such full ratchet protection will cease and become standard weighted average anti-dilution protection 30 days after, and if, we publicly announce that we were successful in obtaining FDA clearance for commercial sale of ORCEL for the treatment of venous stasis ulcers.

  Subject to a registration statement being in effect or Rule 144 (k) being available for public sale of the shares of our common stock issuable upon conversion of the A Preferred shares (a) if the closing bid price of the our common stock is equal to or greater than $1.50 for ten (10) consecutive trading days, 1/3 of the A Preferred stated value shall automatically convert into shares of our common stock; (b) if the closing bid price is equal to or greater than $2.00 for ten (10) consecutive trading days then such portion of the A Preferred liquidation preference shall automatically convert into shares of our common stock so that, together with the earlier automatic conversion, 2/3 of the original stated value shall have converted, and (c) if the closing bid price of our common stock is equal to or greater than $3.00 for ten (10) consecutive trading days then all of the A Preferred stated value not theretofore converted shall automatically convert into shares of our common stock.

  Beginning June 18, 2008, the Series A Warrants may be exercised pursuant to a cashless exercise if the common stock underlying the warrants are not included for public sale in an effective registration statement.

  With the exception of $3,000,000 of securities issued prior to December 31, 2007 used to settle trade payables, ranking pari passu with the A, A-1, and A-2 Preferred shares and issuable only if the FDA clearance for commercial sale of ORCEL for treatment of venous stasis ulcers has not yet been obtained, as long as $2,000,000

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of stated valued of the A and A-1 Preferred shares remain outstanding we are prohibited from issuing any securities that rank senior to or pari passu with the A, A-1, and A-2 Preferred shares without the approval of at least 50% of the A Preferred shares and the A-1 Preferred shares outstanding, zoting together as one class.

  As long as the A Preferred shares are outstanding, the Lead Investor will receive the right for the next two years to purchase up to 40% of the securities being offered in subsequent financings (as defined) on the terms being offered in such future financings.

  As long as A and A-1 Preferred shares are outstanding, and as long as we have not received FDA clearance for commercial sale of ORCEL for treatment of venous stasis ulcers, the holders may exchange their preferred shares at their stated values for equity securities which have more favorable terms that we sell in a future financing.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Delisting: On April 22, 2007, our common stock was delisted from the Over the Counter Bulletin Board and moved to the Pink Sheets. Such delisting was a result of our failure to timely file our Form 10-KSB as a result of all our resources being focused on capital funding issues. See Note 9 for information about our common stock being relisted for trading on the OTC Bulletin Board.

NOTE 9 – SUBSEQUENT EVENTS

Series A Financing: On July 25 and July 31, 2007, we completed two additional closings of private placement sales of our A Preferred shares. In connection with these closings we sold 263.05 A Preferred shares with attached warrants to a group of accredited investors for additional gross cash proceeds of $2,630,500. These shares are convertible into 5,261,000 shares of our common stock. The attached warrants received by the purchasers consisted of our five-year Series A warrants to purchase an aggregate of 2,630,000 additional shares of our common stock at $1.00 per share, and our Series M warrants to purchase an aggregate of 2,630,500 shares of our common stock at $0.50 per share. The Series M warrants are exercisable at any time until thirty days after (and if) we have announced receipt of written notice from the FDA clearing our right to sell ORCEL for the treatment of venous stasis ulcers. Those purchasers who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants, or an aggregate of 1,315,250 shares at $1.00 per share. We paid the placement agent who arranged the A Preferred financing $263,050 and granted it a five-year warrant to purchase 591,863 shares of our common stock at $0.55 per share.

As a result of our private placement sale of these additional A preferred shares, we issued an additional five year warrant to purchase 276,203 shares of our common stock at $0.55 per share to each of our former CEO and our former chairman, under their respective cancellation agreements described in Note 7.

H warrant exchange: Holders of our Series H warrants to purchase 541,669 shares of our common stock at $.01 exchanged their Series H warrants for the same number of shares of our common stock and for Series A warrants to purchase 135,414 shares of our common stock at $1.00 per share.

Relisting: On August 9, 2007, our common stock was relisted for trading on the OTC Bulletin Board after we filed all our delinquent reports with the SEC.

Item 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion includes forward-looking statements.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for pre-market approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance from the FDA to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers by submitting to the FDA the Manufacturing and Controls (CMC) section of the application. We hope to file the clinical section of the application, which will report the results of the combined results of our two clinical trials, in the third quarter of 2007 or early October 2007. Such clinical section will report the results showing the effectiveness of our ORCEL product treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections are expected to be amendments to our PMA application filed in February 2004.

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), one of the most severe types of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in the need for replacement skin. In October 2006, we received a letter from the FDA informing us that the HDE has been approved pending an FDA audit of the manufacturing facility and quality systems at the facility where our ORCEL product will be manufactured. Since we are now close to submitting the PMA for venous stasis ulcers we expect the FDA to inspect the manufacturing facility as part of the PMA clearance process application to make commercial sales of ORCEL for treatment of venous stasis ulcers.

We have deferred conducting a pivotal clinical trial for the use of ORCEL in the treatment of diabetic foot ulcers until after FDA determination of whether we may make commercial sales of cryopreserved ORCEL to treat venous stasis ulcers. We completed a pilot clinical trial for the use of ORCEL, in its fresh, not cryopreserved, form in the treatment of diabetic foot ulcers in the latter part of 2001. The results of that clinical trial showed a 75% improvement over the standard of care as well as a daily healing rate that was twice as fast as the standard of care, for those patients treated with ORCEL. On January 6, 2005, we submitted a modified protocol to the FDA for the conduct of a clinical trial of cryopreserved ORCEL to treat diabetic foot ulcers. In February 2005, the FDA completed a review of our modified protocol and gave us permission to initiate a pivotal trial evaluating cryopreserved ORCEL in the treatment of diabetic foot ulcers. If we have sufficient funds, we expect to initiate patient enrollment for the diabetic foot ulcer pivotal clinical trial shortly after receiving FDA clearance for commercial sales of ORCEL in the treatment of venous stasis ulcers. We expect that the diabetic foot ulcer clinical trial will be conducted at up to 25 clinical centers and involve approximately 200 patients.

In the past twelve months, in anticipation of commercial sales of ORCEL, our operations were focused towards finalizing the ORCEL production process at Ortec and transferring the commercial manufacturing operations to Lonza. During this time we enhanced and validated several cell line and ORCEL production process improvements at Ortec allowing for the transfer of the production process to and full validation at Lonza. Work was also ongoing in the area of process development to improve the consistency, increase the scale and reduce the cost of producing ORCEL. To increase scale and reduce the cost of producing ORCEL, we developed a cell factory process to provide for the ability to accomplish larger scale cell expansion which will facilitate the production of additional cell inventory. Development efforts were also ongoing to improve the process, and reduce the cost of producing our collagen sponge matrix, which included developing a prelaminated sponge and finding alternative sources of supply of bovine hide collagen and producing various grades of sponges that could provide new business opportunities. We validated several assay methods used to qualify incoming raw materials and to monitor both the ORCEL production process and the final ORCEL product, all required by the FDA. Other manufacturing cost reduction projects may be delayed, or may be accomplished in collaboration with Lonza. Preliminary discussions with Lonza have taken place with respect to the transfer of our cell expansion processes as well as co-development of other cost reduction and increased production projects. The costs associated with these projects will be negotiated with Lonza.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

  Completion of all FDA required test method development and validation;

  Completion of development of the cell factory process to increase cell line expansion capacity and reduce costs;

  Completion of prelaminated sponge project;

  Validation at Lonza of a process which doubles our ORCEL manufacturing capacity;

  Transfer of the cell factory process to Lonza, and

  Production and expansion of cell inventory for use in the commercialization of ORCEL.

Additionally we may:

  Examine potential licensing opportunities for use of our collagen and fibrin-based biomaterials in other tissue engineering applications, and

  Submit proposals to the appropriate agencies for the purpose of securing available research grants.

We may invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

We expect that the above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency. Assuming a favorable outcome from the FDA in 2008 we believe our workforce should remain fairly constant. We recently made significant changes of our executive officers and in our overseas personnel.

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

Fibrin Microbeads

Also acquired in the acquisition of Hapto Biotech in April 2006, was our Fibrin Microbeads (FMB) technology. FMBs are cross-linked, heat-treated Fibrin beads that can be used to isolate matrix-dependent cells, including Mesenchymal-type Adult Stem Cells. We believe that our FMB technology represents valuable and unique intellectual property, with five U.S. patents issued and a notice of allowance recently received for a European patent, and that this is a technology which may have significant advantages over comparable technologies for adult stem cell isolation.

The FMB stem cell technology, we believe, is a flexible, comprehensive one-bead approach for adult stem cell therapy. FMB have the unique potential to provide the clinician the ability to isolate stem cells from multiple sources including blood, the least invasive tissue source which was previously not considered a viable source of a sufficient quantity of mesenchymal type stem cells for therapeutic application. FMB also have the flexibility to be used to grow stem cells and to deliver the stem cells therapeutically as an implant to the patient, either as an initial cell product or as an expanded cell product, or as a differentiated stem cell product. All the current autologus adult stem cell methods we are aware of do not have the ability to provide this comprehensive solution to adult stem cell therapy.

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

Liquidity Matters

As of June 30, 2007, we owed $2,574,908 to trade creditors of which 48% or $1,243,659 was owed to Lonza Walkersville, Inc. Of the remaining payables of $1,331,249, payment of approximately $1,191,533 we owed to our trade creditors was past due.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to ensure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing or our ability to issue our equity securities in satisfaction of certain obligations.

We will need to secure additional financing for the approximately $630,000 of expenses we are currently incurring on a monthly basis. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with our clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt.

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

  our ability to establish and maintain other collaborative arrangements, and the cost and effectiveness of commercialization activities and arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business.

With respect to our Cell Therapy Manufacturing Agreement (CTMA) with Lonza Walkersville, Inc, a subsidiary of Lonza Corporation (Lonza) to produce ORCEL for commercial distribution, we have initiated discussions to limit expenditures under such agreement primarily to those which are essential for obtaining regulatory approval. Together, we are working on process improvements that we expect will reduce the cost of producing ORCEL as we plan for the potential commercial sales of our product. In January 2007, Lonza agreed to temporarily suspend their $136,591 monthly charge for their production suite as provided in our CTMA, until such time as the suite is necessary to produce our ORCEL product, expected around the fourth quarter of 2007. We have begun preliminary discussions with Lonza with respect to a potential reduction of our monthly production suite costs and other modifications of our CTMA as well as changes to our Sales Agency Agreement.

On June 18, 2007, we entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with Paul Royalty Fund (PRF), and PRF exchanged its interest in our future revenues, recorded as a $43,401,000 liability at said date, for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our new Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a liquidation preference of $10,000. The stated values of the A-1 and A-2 Preferred can be converted to our common stock at conversion rates of $0.50 and $5.00 per common share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property. As a result of this transaction we recorded a gain of $35,527,695.

In three closings of our Series A Convertible Preferred Stock, beginning June 18, 2007 and ending July 31, 2007, we sold an aggregate of 842.198 shares of A Preferred with warrants attached and received gross cash proceeds of $8,421,980. Of this amount, we immediately repaid $226,936 to bridge loan holders who did not wish to participate in the private placement, and paid our placement agent fees aggregating $1,132,098. As part of the first closing, holders of $2,701,500 of previously outstanding convertible bridge notes, the proceeds of which were used to finance our operations during the months of October 2006 to the first closing on June 18, 2007, exchanged their notes with $94,264 of interest, or $2,795,764, at 125% of their face value, or $3,494,705, for 349.470 shares of A Preferred with warrants attached. The total outstanding 1191.668 shares of A Preferred can be converted into 23,833,360 shares of our common stock. We issued Series A warrants to purchase an aggregate of 11,916,680 shares of our common stock at $1.00 per share, Series M warrants to purchase an aggregate of 15,466,680 shares of our common stock at $0.50 per share, and Series M-1 warrants to also purchase an aggregate of 7,733,340 shares of our common stock at $1.00 per share. Our placement agent received five-year warrants to purchase an aggregate of 3,156,670 shares of our common stock at $0.55 per share.

The above funds, we anticipate will last us through January 2008. It is our expectation that at that time we will have already filed our PMA and will be awaiting word on approval from the FDA. Even assuming a positive initial response from the FDA in February 2008, we assume that we will have to raise additional funds at that time to continue our business operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective:

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

(b) Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the second quarter of 2007.

PART II

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 1,460,775 shares of our common stock and five-year warrants to purchase an aggregate of 365,192 shares of our common stock at an exercise price of $1.00 per share, in exchange for so many of our Series Hwarrants to purchase 1,476,775 shares of our common stock, to holders of our Series H warrants who elected to make such exchange. Our offer to the holders of our Series H warrants is described in our Form 8-K dated June 10 2007. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3 (a) (9) of the Act as exchanges by us with our security holders exclusively.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibit No.	Description

	3.1	Amended and Restated Articles of Incorporation and amendments thereto. (Incorporated by Reference to Exhibit 3.1 to Form 10-QSB for the quarter endedMarch 31, 2007, filed with the Commission on July 3, 2007, Commission File No. 0-27368).

	3.2	ByLaws. (Incorporated by Reference to Exhibit 3.2 to Form 10-QSB for the quarter ended March 31, 2007, filed with the Commission on July 3, 2007, Commission File No. 0-27368).

	10.1	Amended and Restated Exchange Agreement between Ortec International, Inc. and Paul Royalty Fund, L.P. dated June 18, 2007. (Incorporated by Reference to Exhibit 10.1 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

	10.2	Bill of Sale and Termination Agreement between Ortec International, Inc. and Paul Royalty Fund, L.P. dated June 18, 2007. (Incorporated by Reference to Exhibit 10.2 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

	10.3	Series A Convertible Preferred Stock Purchase Agreement including Series A, M, and M-1 warrants, dated June 18, 2007. (Incorporated by Reference to Exhibit 10.3 to From 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

	10.4	Placement Agent Agreement between Ortec International, Inc. and Burnham Hill Partners, a division of Pali Capital Inc., dated June 15, 2007. (Incorporated by Reference to Exhibit 10.4 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

	10.5	Financial Advisory Agreement between Ortec International, Inc, and Burnham Hill Partners, a division of Pali Capital Inc., dated June 15, 2007. (Incorporated by Reference to Exhibit 10.5 to Form 8-K/A dated June 18, 2007, filed with theCommission on June 25, 2007, Commission File No. 0-27368).

	10.6	Cancellation Agreement between Ortec International, Inc and Ron Lipstein dated June 18, 2007. (Incorporated by Reference to Exhibit 10.6 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.7	Cancellation Agreement between Ortec International, Inc and Steven Katz dated June 18, 2007. (Incorporated by Reference to Exhibit 10.7 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No.0-27368).

10.8	Warrant issued to Ron Lipstein pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.8 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0- 27368).

10.9	Warrant issued to Steven Katz pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.9 of Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0- 27368).

31.1*	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d –14 (a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

_____________________
* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:

ORTEC INTERNATIONAL, INC.

Date: August 20, 2007	By:	/s/ Costa Papastephanou
Costa Papastephanou
Chief Executive Officer

Date: August 20, 2007	By:	/s/ Alan W. Schoenbart
Alan W Schoenbart
Chief Financial Officer