Form 10QSB
period 2007-09-30
ORTEC INTERNATIONAL INC
filed 2007-11-09
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

(212) 740-6999
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

The number of shares outstanding of the issuer's common stock is 11,972,235 (as of October 31, 2007)

ORTEC INTERNATIONAL, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED SEPTEMBER 30, 2007

ITEMS IN FORM 10-QSB

Part I, Item 1. FINANCIAL STATEMENTS

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,427,325
Prepaid and other current assets	585,375
Total current assets	3,012,700
Property and equipment, net	177,003
Patent application costs, net	424,240
Deposits and other assets	221,720
Total assets	$3,835,663

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,531,781
Insurance premium financing payable	31,321
Current maturities of loan payable	67,632
Capital lease obligation - current	3,653
Total current liabilities	2,634,387

Commitments and contingencies

Temporary equity:
Series A Convertible Preferred Stock, stated value $10,000 per share; authorized 20,000 shares; 1,191.668 shares issued and outstanding; liquidation preference $11,916,680	6,746,086
Less: subscription receivable to purchase 15 shares	(150,000)
Series A-1 Convertible Preferred Stock, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700
Series A-2 Convertible Preferred Stock, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000
Total temporary equity	14,139,786

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series D-1 Convertible, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903
Series D-2 Convertible, stated value $10 per share; authorized 20,000 shares; no shares issued and outstanding; liquidation preference $0	-
Common stock, $.001 par value; authorized 200,000,000 shares; 11,972,235 issued and outstanding	11,972
Additional paid-in capital	136,038,655
Deficit accumulated during the development stage	(164,006,478)
Deferred compensation	(77,647)
Accumulated other comprehensive income	4,085
Total shareholders’ deficit	(12,938,510)
Total liabilities, temporary equity and shareholders’ deficit	$3,835,663

See accompanying notes to condensed unaudited financial statements.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 12,1991
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		(inception) to
	2007	2006	2007	2006	Sept. 30, 2007
Product revenue	$-	$-	$-	$-	$265,665

Expenses
Product and laboratory costs	270,143	1,070,449	697,635	3,577,309	35,826,715
Personnel	781,654	795,562	4,466,369	3,022,779	49,943,366
General and administrative	262,155	552,305	1,887,140	1,023,861	23,855,872
Rent	176,118	182,580	541,278	547,740	5,717,904
Consulting	-	-	-	-	5,702,651
Interest and other expense	1,669	2,301,350	6,766,168	6,511,046	45,104,962
Interest and other income	(117,759)	(6,833)	(207,647)	(38,483)	(2,863,669)
Gain on extinguishment of revenue interest assignment obligation	-	-	(35,527,695)	-	(35,527,695)
Purchased in-process research and development costs	-	47,222	-	11,052,437	11,073,743
Change in fair value of warrants	-	(6,959,596)	-	(12,042,565)	(12,042,565)
Loss on settlement of promissory notes	-	-	-	-	13,081,453
Lease termination costs	-	-	-	-	1,119,166
Loss on extinguishments of debt and Series A preferred shares	-	-	-	-	1,004,027
	1,373,980	(2,016,961)	(21,376,752)	13,654,124	141,995,930

Income (loss) before income tax benefit	(1,373,980)	2,016,961	21,376,752	(13,654,124)	(141,730,265)

Income tax benefit	(62,500)	-	(187,500)	-	(676,500)
Net income (loss)	(1,311,480)	2,016,961	21,564,252	(13,654,124)	(141,053,765)

Preferred stock dividends	-	71,148	-	151,035	3,162,609
Preferred stock and warrants deemed dividends and discounts	853,241	19,860	6,502,437	277,972	19,790,104
Net income (loss) applicable to common shareholders	$(2,164,721)	$1,925,953	$15,061,815	$(14,083,131)	$(164,006,478)

Net income (loss) per share
Basic	$(0.17)	$0.25	$1.38	$(2.28)
Diluted	$(0.17)	$0.21	$0.31	$(2.28)

Weighted average shares outstanding
Basic	12,837,140	7,684,171	10,911,543	6,181,469
Diluted	12,837,140	9,270,468	48,188,072	6,181,469

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

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other			shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	income (loss)	stock	compensation	(deficit)
Balance at December 31, 1997 (brought forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	-	13,716,618
Exercise of warrants	1,477	2	-	-	-	-	-	1,281,955	-	-	-	-	1,281,957
Stock options and warrants issued for services	-	-	-	-	-	-	-	1,920,111	-	-	-	-	1,920,111
Sixth private placement										-
Common shares issued ($1500.38 per share)	1,333	1	-	-	-	-	-	1,788,697	-	-	-	-	1,788,698
Warrants to purchase 334 shares at $1,800 per share	-	-	-	-	-	-	-	211,302	-	-	-	-	211,302
Share issuance expenses	-	-	-	-	-	-	-	(48,000)	-	-	-	-	(48,000)
Purchase of 44 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-		(67,272)	-	(67,272)
Net loss	-	-	-	-	-	-	-	-	(8,412,655)	-	-	-	(8,412,655)
Balance at December 31, 1998	41,216	41	-	-	-	-	-	31,557,095	(21,099,105)	-	(67,272)	-	10,390,759
Exercise of warrants	94	-	-	-	-	-	-	14,103	-	-	-	-	14,103
Stock options and warrants issued for services	-	-	-	-	-	-	-	64,715	-	-	-	-	64,715
Seventh private placement										-
Common shares issued ($1,312.50 per share)	2,594	3	-	-	-	-	-	3,168,782	-	-	-	-	3,168,785
Warrants to purchase 519 shares - 210 at $1,875 per share an d 209 at $2,175 per share	-	-	-	-	-	-	-	236,291	-	-	-	-	236,291
Placement agent warrants to purchase 260 shares at $1,575 per share	-	-	-	-	-	-	-	232,000	-	-	-	-	232,000
Eighth private placement ($825 per share)	10,909	11	-	-	-	-	-	8,999,991	-	-	-	-	9,000,002
Share issuance expenses	-	-	-	-	-	-	-	(619,908)	-	-	-	-	(619,908)
Purchase of 61 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	-	(75,518)	-	(75,518)
Net loss	-	-	-	-	-	-	-	-	(10,040,509)	-	-	-	(10,040,509)
Balance at December 31, 1999	54,813	55	-	-	-	-	-	43,653,069	(31,139,614)	-	(142,790)	-	12,370,720
Exercise of options and warrants	1,170	1	-	-	-	-	-	327,281	-		-	-	327,282
Stock options and warrants issued for services	-	-	-	-	-	-	-	56,265	-	-	-	-	56,265
Ninth private placement										-
Common stock issued ($2,250 per share)	444	-	-	-	-	-	-	1,000,005	-	-	-	-	1,000,005
Placement agent warrants (18 at $2,250 per share)	-	-	-	-	-	-	-	23,000	-	-	-	-	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	-	-	-	-	-	8,421,063	-	-	-	-	8,421,071
Share issuance expenses	-	-	-	-	-	-	-	(641,500)	-	-	-	-	(641,500)
Purchase of 29 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	-	(34,855)	-	(34,855)
Net loss	-	-	-	-	-	-	-	-	(12,129,663)	-	-	-	(12,129,663)
Balance at December 31, 2000	64,745	64	-	-	-	-	-	52,839,183	(43,269,277)	-	(177,645)	-	9,392,325
Stock options to purchase 400 shares for services	-	-	-	-	-	-	-	188,080	-	-	-	-	188,080
Net loss	-	-	-	-	-	-	-	-	(15,885,377)	-	-	-	(15,885,377)
Balance at December 31, 2001	64,745	64	-	-	-	-	-	53,027,263	(59,154,654)	-	(177,645)	-	(6,304,972)
Exercise of options and warrants	2,381	2	-	-	-	-	-	355	-	-	-	-	357
Stock options and warrants issued for services	-	-	-	-	-	-	-	113,060	-	-	-	-	113,060
Warrants issued with convertible debentures	-	-	-	-	-	-	-	440,523	-	-	-	-	440,523
Warrants issued with redeemable preferred stock	-	-	-	-	-	-	-	559,289	-	-	-	-	559,289
Convertible debenture conversion benefit	-	-	-	-	-	-	-	1,042,663	-	-	-	-	1,042,663
Redeemable convertible preferred conversion benefit	-	-	-	-	-	-	-	1,097,886	-	-	-	-	1,097,886
Issuance of series B preferred stock (938 shares) ($10,000 per share)	-	-	9,382,742	-	-	-	-	-	-	-	-	-	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	-	-	-	-	3,486,318	-	-	-	-	7,338
Shares issuance costs - preferred stock	-	-	(866,612)	-	-	-	-	304,615	-	-	-	-	(561,997)
Preferred stock dividends	25,021	25	-	-	-	-	-	1,125,909	(1,125,934)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(21,578,021)	-	-	-	(21,578,021)
Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	-	(177,645)	-	(15,801,132)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other		Deferred	shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	cxm-	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	income (loss)	stock	pensation	(deficit)
Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	-	(177,645)	-	(15,801,132)
Exercise of options and warrants	26,583	27	-	-	-	-	-	12,939	-	-	-	-	12,966
Issuance of preferred stock: series B (200 shares), series C (948 shares)	-	-	2,000,000	5,690,000	-	-	-	-	-	-	-	-	7,690,000
Warrants issued with preferred stock	-	-	(490,567)	(1,225,632)	-	-	-	1,716,199	-	-	-	-	-
Warrant to purchase 5,000 shares at $30 per share issued for services	-	-	-	-	-	-	-	87,000	-	-	-	-	87,000
Share issuance costs - preferred stock	-	-	(393,488)	(797,327)	-	-	-	359,078	-	-	-	-	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	-	-	-	-	3,253,409	-	-	-	-	-
Conversion of series B preferred stock into series D preferred stock (483 shares)	-	-	(2,628,602)	-	2,628,602	-	-	-	-	-	-	-	-
Preferred stock deemed dividends and discounts	-	-	-	-	-	-	-	4,269,000	(4,269,000)	-	-	-	-
Preferred stock dividends	6,154	6	-	-	-	-	-	923,071	(923,077)	-	-	-	-
Common stock dividend to be distributed on series C preferred stock	-	-	-	-	-	-	-	336,550	(336,550)	-	-	-	-
Common stock to be issued in connection with promissory notes (10,467 shares)	-	-	-	-	-	-	-	287,000	-	-	-	-	287,000
Adjustment for one for ten reverse stock split	5	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,920,504)	-	-	-	(15,920,504)
Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	-	-	72,442,127	(103,307,740)	-	(177,645)	-	(24,476,407)
Issued in connection with promissory notes
Previously issued notes (FY 2002 above)	10,467	11	-	-	-	-	-	(11)	-	-	-	-	-
Issued in current fiscal year	22,122	22	-	-	-	-	-	746,180	-	-	-	-	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	-	-	-	-	-	-	-	828,540	-	-	-	-	828,540
Issued in connection with exercise of warrants	2,164	2	-	-	-	-	-	323	-	-	-	-	325
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	-	(137,752)	-	-	-	137,745	-	-	-	-	-
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	-	-	-	-	-	30,098	(30,099)	-	-	-	-
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer ($15.06 per share)	33,132	33	-	-	939,050	-	-	498,936	-	-	-	-	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	-	-	-	-	-	-	-	613,805	(613,805)	-	-	-	-
Option to purchase 6,667 shares at $30 per share issued to director for services	-	-	-	-	-	-	-	398,574	-	-	-	-	398,574
Warrant to purchase 5,000 shares at $30 issued for services	-	-	-	-	-	-	-	94,393	-	-	-	-	94,393
Warrant to purchase 937 shares at $48.75 issued in connection with lease	-	-	-	-	-	-	-	18,500	-	-	-	-	18,500
Share issuance expenses	-	-	-	-	-	-	-	(26,600)	-	-	-	-	(26,600)
Special warrant offer deemed dividends	-	-	-	-	-	-	-	1,123,000	(1,123,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,377,900)	-	-	-	(15,377,900)
Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	-	(177,645)	-	(36,356,354)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

									Deficit
									accumulated	Accumulated			Total
								Additional	during the	other			shareholders’
	Common stock		Preferred stock series					paid-in	development	comprehensive	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	income (loss)	stock	compensation	(deficit)
Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	-	(177,645)	-	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	-	-	274,500	-	-	(274,518)	-	-	-	-	-
January 2005 Private Placement: Common stock issued in connection with private placement	432,264	432	-	-	-	-	-	4,775,668	-	-	-	-	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	-	-	5,733,853	-	-	14,895,029	-	- -	-	-	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange - as restated	218,912	219	-	(3,529,289)	3,620,702	-	-	6,261,816	(6,353,448)	-	-	-	-
Common stock issued for exercise of additional investment right from private placement	10,217	10	-	-	-	-	-	114,937	-	-	-	-	114,947
Common stock issued in connection with February 2005 private placement	8,000	8	-	-	-	-	-	86,265	-	-	-	-	86,273
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	-	-	-	-	270,844	-	-	-	-	-
Common stock issued to officers	109,667	110	-	-	-	-	-	751,474	-	-	-	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	-	-	-	-	-	3,415	-	-	-	-	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	-	-	-	-	-	3,172,643	-	-	-	-	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	-	-	2,714,624	-	-	3,622,670	-	-	-	-	6,337,717
Return of excess preferred stock dividend	-	-	-	-	-	-	-	(17,891)	17,891	-	-	-	-
Modifications of Series E warrant prices	-	-	-	-	-	-	-	3,490,140	(1,264,247)	-	-	-	2,225,893
Warrants to purchase 5,000 shares issued for services	-	-	-	-	-	-	-	7,189	-	-	-	-	7,189
Share issuance expenses	-	-	-	-	-	-	-	(14,234)	-	-	-	-	(14,234)
Net loss – as restated	-	-	-	-	-	-	-	-	(32,586,847)	-	-	-	(32,586,847)
Balance at December 31, 2005 (carried forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	-	(177,645)	(462,445)	(31,313,490)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

										Accu-
										mulated
									Deficit	other
									accumulated	compre-			Total
								Additional	during the	hensive			shareholders’
	Common stock		Preferred stock series					paid-in	development	income	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	(loss)	stock	compensation	(deficit)
Balance at December 31, 2005 (brought forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	-	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	-	-	-	-	-	58	-	-	-	-	197
Warrant issued for vendor settlement	-	-	-	-	-	-	-	54,982	-	-	-	-	54,982
Warrant issued with promissory notes	-	-	-	-	-	-	-	7,262	-	-	-	-	7,262
Common stock and warrants issued for				-
Production suite charges (includes warrants to
purchase 73,674 shares at $11.25 per share)	363,360	364	-	-	-	-	-	1,422,475	-	-	-	-	1,422,839
Placement agent fees	113,147	113	-	-	-	-	-	424,187	-	-	-	-	424,300
Hapto acquisition (includes warrants to purchase
200,000 shares at $4.50 per share)	2,031,119	2,031	-	-	-	-	-	10,692,540	-	-	-	-	10,694,571
Common stock issued upon conversion of
323.4008 shares of Series D preferred stock	86,240	86	-	-	(820,428)	-	-	820,342	-	-	-	-	-
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	-	-	-	-	-	-	6	-	-	-	-	-	6
Bridge loan converted into 301.333 shares of Series
E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series E preferred stock	-	-	-	-	-	-	151,035	-	(151,035)	-	-	-	-
Conversion of 6,176 Series E preferred	2,822,078	2,822	-	-	-	-	(151,041)	148,219	-	-	-	-	-
Fair value of warrants reclassified as liabilities	-	-	-	-	-	-	-	(11,951,000)	-	-	-	-	(11,951,000)
Reduction of warrant liability	-	-	-	-	-	-	-	5,736,591	-	-	-	-	5,736,591
Modifications of Series E and F warrant prices	-	-	-	-	-	-	-	277,972	(277,972)	-	-	-	-
Transfer of Preferred stock series: D to D-1	-	-	-	-	(15,090,903)	15,090,903	-	-	-	-	-	-	-
Retirement of treasury shares	(134)	-	-	-	-	-	-	(177,645)	-	-	177,645
Share-based compensation	-	-	-	-	-	-	-	41,200	-	-	-	-	41,200
Share issuance expenses	-	-	-	-	-	-	-	(57,118)	-	-	-	-	(57,118)
Shares issued pursuant to deferred compensation plan	1,333	1	-	-	-	-	-	415	-	-	-	(416)	-
Restricted share awards	-	-	-	-	-	-	-	165,000	-	-	-	(165,000)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	-	334,678	334,678
Adjustment for one for fifteen reverse stock split	523	1	-	-	-	-	-	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(18,000,091)	-	-	-	(18,000,091)
Balance at December 31, 2006 (carried forward)	8,963,870	8,964	-	-	-	15,090,903	-	121,656,536	(179,068,293)	-	-	(293,183)	(42,605,073)

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Deficit
					accumulated	Accumulated		Total
			Preferred	Additional	during the	other		shareholders’
	Common stock		stock series	paid-in	development	comprehensive	Deferred	equity
	Shares	Amount	D-1	Capital	stage	income	compensation	(deficit)
Balance at December 31, 2006 (brought forward)	8,963,870	8,964	15,090,903	121,656,536	(179,068,293)	-	(293,183)	(42,605,073)
Comprehensive income:
Net income	-	-	-	-	21,564,252	-	-	21,564,252
Foreign currency translation	-	-	-	-	-	4,085	-	4,085
Total comprehensive income								21,568,337
Share-based compensation	-	-	-	40,937	-	-	-	40,937
Common stock and 250,000 stock options paid to directors	110,000	110	-	62,124	-	-	-	62,234
Series A Preferred financing warrants issued	-	-	-	3,743,607	-	-	-	3,743,607
Accretion of discount related to Series A and A-1 preferred stock	-	-	-	5,214,645	(5,214,645)	-	-	-
Series A warrants issued in connection with bridge financing to purchase 2,899,000 shares	-	-	-	1,003,747	-	-	-	1,003,747
Warrants and options issued in connection with Cancellation Agreement for former officers:
Five-year warrants to purchase 4,157,617 shares	-	-	-	1,855,515	-	-	-	1,855,515
Issuance of option to purchase 20 shares of series A preferred stock with attached warrants	-	-	-	198,000	-	-	-	198,000
Surrender of options to purchase 508,909 shares	-	-	-	(92,498)	-	-	-	(92,498)
Equity issued pursuant to advisory agreement Warrants to purchase 2,000,000 shares	-	-	-	796,706	-	-	-	796,706
Warrants to be exchanged for common stock	931,032	931	-	280,712	-	-	-	281,643
Effect of price reductions made to Series H warrants	-	-	-	1,043,305	(1,043,305)	-	-	-
Series H warrants converted to common and series A warrants to purchase 365,192 shares	2,002,444	2002	-	242,485	(244,487)	-	-	-
Share vested pursuant to 2003 restricted share grant	(35,127)	(35)	-	-	-	-	-	(35)
Legal expenses incurred	-	-	-	(7,166)	-	-	-	(7,166)
Adjustment for one for fifteen reverse stock split	16	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	215,536	215,536
Balance at September 30, 2007	11,972,235	$11,972	$15,090,903	$136,038,655	$(164,006,478)	$4,085	$(77,647)	$(12,938,510)

See accompanying notes to condensed unaudited financial statement

ORTEC INTERNATIONAL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			March 12, 1991
	Nine months ended September 30,		(inception) to
	2007	2006	Sept. 30, 2007
Cash flows from operating activities
Net income (loss)	$21,564,252	$(13,654,124)	$(141,053,766)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	131,870	156,617	5,901,317
Gain on extinguishment of debt	(35,527,695)	-	(35,527,695)
Net equity issuances in respect of cancellation agreements	1,961,017	-	1,961,017
Loss on settlement of promissory note	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Amortization of deferred compensation	215,536	216,548	839,353
Non-cash equity compensation	1,078,349	-	4,413,580
Non-cash interest	1,806,418	64,601	3,860,350
Non-cash imputed interest	4,951,000	6,409,000	38,966,586
Non-cash production suite charges	-	1,187,339	1,422,839
Share-based compensation	103,136	28,346	144,336
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishment of debt and series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	11,052,437	11,073,742
Change in warrant value	-	(12,042,565)	(12,042,565)
Other	-	(11,710)	33,122
Changes in operating assets and liabilities
Prepaid and other current assets	52,241	(8,774)	(489,397)
Accounts payable and accrued liabilities	(2,340,275)	655,966	4,452,620
Net cash used in operating activities	(6,004,151)	(5,946,319)	(101,359,049)

Cash flows from investing activities
Purchases of property and equipment	(49,549)	(32,555)	(4,719,895)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(27,617)	(27,602)	(1,117,729)
Organization costs	-	-	(10,238)
Deposits	-	(98,562)	(888,835)
Cash paid for Hapto, net of cash received	-	(204,402)	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(77,166)	(363,121)	(6,867,627)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,949,000	690,000	17,347,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	197	1,362,860
Proceeds from insurance premium financing	138,000	220,500	814,400
Share issuance expenses and other financing costs	(1,440,452)	(57,118)	(6,881,817)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligations under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock-
Series A	8,271,975	-	9,471,975
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	5,526,829	5,526,829
Advances received	-	-	130,000
Repayment of capital lease obligations	(5,480)	(11,921)	(610,661)
Repayment of loan payable	(6,751)	(31,070)	(1,287,547)
Repayment of obligations under revenue interest assignment	-	-	(11,414)
Repayment of insurance premium financing payable	(106,679)	(180,498)	(783,079)
Repayment of promissory notes	(307,500)	(440,000)	(1,543,251)
Repayment of notes payable	-	-	(515,500)
Net cash provided by financing activities	8,492,113	5,716,919	110,657,963
Effect of exchange rate changes on cash and cash equivalents	3,490	(6,233)	(3,962)
Net Increase in Cash And Cash Equivalents	2,414,286	(598,754)	2,427,325
CASH AND CASH EQUIVALENTS
Beginning of period	13,039	675,389	-
End of period	$2,427,325	$76,635	$2,427,325

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991 (inception) to Sept. 30, 2007
	Nine months ended Sept. 30,
	2007	2006
Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Assets acquired under capital leases	$-	$-	$628,523
Deferred offering costs included in accrued professional fees	-	-	314,697
Financing costs - other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Share issuance expenses - warrants	-	-	255,000
Deferred compensation	-	-	917,000
Dividends on preferred stock paid in common shares
Series B	-	-	2,099,011
Series C	-	-	576,013
Series E		151.035	151,035
Accretion of discount on preferred stock and warrants	5,214,645	277,972	18,502,312
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	-	-	12,343,678
Converted to common stock	-	820,428	820,428
Exchanged for Series D-1 preferred stock	-	15,090,903	15,090,903
Series E preferred stock converted to common stock	-	151,041	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	-	-	391,307
Series C	-	-	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	-	-	2,628,602
Promissory notes-
Repaid with common stock	-	250,000	13,112,626
Interest thereon paid with common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	2,701,500	-	2,951,500
Revenue interest obligation repaid with preferred stock	7,550,000	-	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	54,982	54,982
Warrant exchanged for common stock and warrants	1,287,792	-	1,287,792
Common stock and warrants issued to settle liability	-	424,300	659,800
Treasury shares retired	-	-	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202
Accounts payable converted to promissory notes	-	-	837,468
Advances converted to promissory notes	-	-	130,000

Cash paid for interest	$44,378	$33,751	$976,986

Cash paid for income taxes	$-	$-	$203,411

See accompanying notes to condensed unaudited financial statements

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006, and for the period from March 12, 1991 (inception) to September 30, 2007, and condensed consolidated statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2007, have been prepared by us and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006, and from March 12, 1991 (inception) through September 30, 2007, and statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2007, have been made. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in our December 31, 2006 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and nine month period ended September 30, 2007, are not necessarily indicative of the operating results for the full year or any other interim period.

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

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for Pre-Market Approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous stasis ulcers, by submitting to the FDA the Chemistry, Manufacturing and Controls (CMC) section of the application. We filed the clinical section of the application, reporting the combined results of our two clinical trials in October 2007. Such clinical section reported the results showing the effectiveness of our ORCEL product treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections are amendments to our PMA application filed in February 2004.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2007, Lonza agreed to temporarily suspend their $136,591 monthly charge for their production suite as provided in our Cell Therapy Manufacturing Agreement. In September 2007, we agreed to a modified manufacturing arrangement while we await our response from the FDA. See Note 8.

Beginning with a June 18, 2007 closing, with subsequent closings on July 25 and July 31, 2007, we completed our Series A Convertible Preferred Stock private placement for gross cash proceeds of $11.9 million. We simultaneously exchanged our liability under our revenue interest assignment to Paul Royalty Fund, L.P., recorded as $43,401,000 at June 18, 2007, for an aggregate of $10,000,000 liquidation preference of Series A-1 and Series A-2 Convertible Preferred Stock. We also converted bridge loans totaling $2.7 million into our Series A Convertible Preferred Stock. These transactions are described in Note 7.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We recorded net income applicable to common shareholders of $15.1 million during the nine months ended September 30, 2007 because of our gain of $35.5 million on the early extinguishment of our revenue interest obligation. Without such gain we would have incurred a net loss applicable to common shareholders of $20.4 million during the nine months ended September 30, 2007. We have a deficit accumulated in the development stage of $164 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We believe that our cash on hand at September 30, 2007 of $2.4 million is sufficient to fund our operations through January 2008. We will need to secure additional financing for operations after January 2008. We currently incur costs of approximately $630,000 on a monthly basis. However, the amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with our clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt.

As of September 30, 2007, we owed $1.75 million to trade creditors of which approximately $.4 million or 23% was owed to Lonza Walkersville, Inc. Of the remaining $1.35 million, payment of approximately $1.05 million was past due.

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

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing of our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

We believe that our cash and cash equivalents on hand at September 30, 2007, $2,427,325, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. There can be no assurances that we can raise additional funds.

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

NOTE 3 – SHARE BASED COMPENSATION

Stock Options

In April 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provided for the grant of options to purchase up to 2,333 shares of our common stock. In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 2,333 to 10,333 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to our Amended and Restated 1996 Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 10,333 to 20,000 shares. In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. The 1996 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years. As of September 30, 2007 no options were available for grant under the 1996 Plan.

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of September 30, 2007, 14,606 options were available for grant under the 2005 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

The average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was estimated at $0.25 per share and $2.01 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2007	2006
Dividend yield	0.00%	0.00%
Volatility	90.00%	86.00%
Risk-free rate of return	4.27%	4.41- 5.01%
Expected life – years	5	5

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

Changes in options outstanding under the plans during the nine months ended September 30, 2007 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value	remaining life
December 31, 2006	598,307	$11.43
Granted	1,950,000	0.38
Cancelled	(516,246)	10.18
Outstanding September 30, 2007	2,032,061	$1.14	$-	6.9
Exercisable September 30, 2007	508,877	$3.31	$-	6.8

6,667 of the above outstanding stock options were granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
			Number	Weighted-	Weighted-	Number	Weighted-
Range of			outstanding	average	average	exercisable	average
exercise prices			at 09/30/07	remaining life	exercise price	at 09/30/07	exercise price
$0.38	-	$0.55	2,005,000	7.0	$0.38	487,500	$0.38
2.85	-	14.85	10,267	3.6	5.70	5,600	7.68
27.00	-	33.75	13,567	2.6	29.87	12,550	29.72
45.00	-	131.25	2,147	1.7	62.37	2,147	62.37
523.50	-	907.50	830	1.0	820.24	830	820.24
930.00	-	1,490.70	250.5		1,064.45	250	1,064.45
$0.38	-	$1,490.70	2,032,061	6.9	$1.14	508,877	$3.31

Share-based compensation expense is included in personnel expense. Share-based compensation expense was recognized during the nine months ended September 30, 2007 of $103,136 and September 30, 2006 of $28,346, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of 120,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005, we issued 66,667 and 22,667 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 30,666 shares of our common stock to certain executive officers and other employees. Out of this 30,666 allocation, we issued an aggregate of 19,666 shares to our chief operating and chief financial officers. Grants of the remaining 11,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and December 31, 2006 and 667 and 1,333, or an aggregate 2,000 shares were issued, respectively. The remaining 9,000 shares were forfeited as it was determined the performance criteria was not reached. The related charges were reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. The 111,000 shares all vested on May 31, 2007. We recorded a charge to deferred compensation of $752,000 based on the fair value of these restricted shares. The deferred compensation for the 111,000 issued shares was amortized over the 29-month vesting period. Included in personnel expense are charges of $128,183 and $20,484 for the nine months ended September 30, 2007 and 2006, respectively, reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. The stock grant agreements with these individuals all provided that in lieu of a direct cash payment, these individuals may transfer a portion of these shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares, for which we will pay their tax obligation. Pursuant to those provisions, an aggregate 35,126 shares were transferred back to us by these individuals upon their vesting in 2007 to satisfy the approximately $27,000 tax liability paid by us on their behalf, and the remaining 75,874 shares were retained by them.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Plans

On August 24, 2006, the Board of Directors adopted the Ortec International, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan provided for grants of up to 2,500,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. On September 26, 2007, such amount was increased by our Board of Directors to 5,000,000 shares. The awards may be in the form of restricted stock or incentive stock options. The compensation committee of the Board of Directors will make the grants. The two members of that committee are both non-employee directors.

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan, of which 200,000 shares was awarded to a member of management and 300,000 shares to two senior level employees. These shares are to be issued on January 1, 2008 and vest over a five-month period ending May 31, 2008. The shares granted to any of these employees, or pro-rata portions thereof, will be forfeited if during any time over this seventeen-month period, such employee’s employment with us is terminated. Due to the high probability that these three employees will continue to be employed by us through May 31, 2008, we recorded a charge of $165,000 related to these awards in deferred compensation and are amortizing such charge over such seventeen month period. No other specific performance criteria were established for these awards. Included in our nine months ended September 30, 2007 personnel expense is a charge of $87,353 for these shares.

The 2006 Plan will be presented to Stockholders for approval at our next annual meeting. At September 30, 2007, 2,440,000 shares were available for additional grants under the 2006 Plan.

NOTE 4 - NET INCOME (LOSS) PER SHARE

As of September 30, 2007, basic and diluted earnings per share includes warrants to purchase 811,333 and 166,667 shares of common stock, exercisable at $.015 and $.01 per share, respectively, reflected as outstanding from the date of grant. The effect of potentially dilutive convertible preferred stock, warrants and options, was ignored for the quarter ending September 30, 2007 as the effect was antidilutive. For the nine months ended September 30, 2007, we included in diluted earnings per share an aggregate of 36,419,657 common shares issuable upon exercise of outstanding preferred stock, as well as 856,872 shares issuable upon exercise of warrants and stock options whose prices are below the average market prices for the nine month period ended.

As of September 30, 2006, basic and diluted loss per share for the quarter and nine months ended September 30, 2006 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share, reflected as outstanding from the date of grant. The effect of potentially dilutive convertible preferred stock, warrants and options, was ignored for the nine months ended September 30, 2006 as the effect was antidilutive. For the quarter ended September 30, 2006, we included in diluted earnings per share an aggregate of 1,586,297 common shares issuable upon exercise of outstanding preferred stock. There were no shares issuable upon exercise of warrants and stock options whose prices were below the average market prices for the quarter then ended.

NOTE 5 - WARRANTS

The following represents warrant activity during the nine months ended September 30, 2007:

Balance at December 31, 2006	5,729,829
Granted	48,882,999
Exchanged	(2,933,476)
Balance at September 30, 2007	51,679,352

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2007:

Accounts payable	$1,747,670
Due to former officers	400,000
Accrued expenses	225,416
Accrued professional fees	108,695
Deferred income	50,000
$2,531,781

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

Restricted Stock Award to Directors: On February 19, 2007, the Board of Directors awarded 60,000 shares and 50,000 shares, respectively to Dr. Lilien and Dr. Schiff, for their service as members on our Audit Committee. Both awards were made as a result of our long outstanding fees due these directors for their services and to ensure their continuing contribution. The awards were made pursuant to the 2006 Plan.

Exchange Agreement – Secured Bridge Financing: In the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement, amended June 18, 2007 (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. (PRF) for the restructuring of our obligation under our revenue interest assignment agreement, upon the completion of at least $8,000,000 of financing and other terms. Amongst those other terms, the Exchange Agreement required cancellation of termination of employment agreements we had with our chairman and chief executive officers, Messrs. Katz and Lipstein, and to the resignation of Messrs. Katz and Lipstein as officers and directors of our company, as well as other conditions described hereafter. The agreement was necessary for us to secure bridge financing. We and PRF agreed that the first $2,800,000 of any amount we had to pay PRF pursuant to our then existing revenue interest assignment agreements with PRF would be paid to lenders of bridge loans made to us after September 2006. Those bridge loans enabled us to continue our operations while final terms could be determined relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities.

During the period January through June 2007, we received bridge loans aggregating $1,949,000. One of the loans for $110,000 from our former officers was repaid from another bridge loan. These loans matured on various dates between February 28 and June 30, 2007, respectively, and had been due on demand anytime after such dates. These loans accrued interest at 15% per annum after their due dates. The loans were repayable in cash at 110% of their face value. Noteholders were to be issued a warrant exercisable for one share of our common stock for each dollar of the face value of the Note (the "Bridge Warrant"). The Bridge Warrant was to have terms identical to the warrants we issued in the Private Placement or the conversion price of the financing if no warrants were issued. The Bridge Warrants have piggyback registration rights for the shares of our common stock issuable upon the exercise of such warrants. The lenders had the option to roll their loan at 125% of the loaned amount plus any accrued interest into our June 18, 2007 private placement described hereafter.

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

We agreed to honor our exchange offer with any holder of our Series H Warrants who had agreed to the exchange prior to June 8, 2007 at 5 p.m. and who now agreed to the above conditions. Acceptance of this offer was based on when the holder returned his Series H Warrant.

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

Holders of Series H warrants to purchase 2,002,444 shares exchanged their warrants for the same number of shares of common stock and a Series A warrant to purchase 500,606 shares at $1.00 per share. The Series A warrants were warrants that were issued in the private placement described hereafter. In connection therewith we recorded a deemed dividend charge of $244,487 representing the difference in value of the warrants returned versus the common stock and warrants issued. We utilized a Black Scholes model using a risk free rates ranging from 4.80 to 4.91%, no dividends, and 90% volatility to determine the charge.

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

(b)
500 shares as Series A-1 convertible preferred stock. The liquidation preference of the Series A-1 convertible preferred stock is also $10,000 per share. Each share of Series A-1 convertible preferred stock is convertible into 20,000 shares of common stock.

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

The Series A, A-1, A-2, and D-2 shares have no voting rights in the election of directors or general corporate matters, but none of the rights of these classes of preferred stock set forth in their respective certificates of designation can be altered, amended, or repealed without the consent of such class.

The certificates of designation of each of the Series A Preferred, A-1 Preferred and A-2 Preferred provide that the holders, at their election, could require us to redeem the then outstanding shares of A Preferred, A-1 Preferred and A-2 Preferred at the $10,000 liquidation preference per preferred share if (a) we do not have a sufficient number of authorized shares of common stock available to issue to such holder upon his conversion of his preferred shares, (b) applicable law or exchange rules prohibit us from issuing shares of common stock to such holder upon his conversion of his preferred shares or (c) we fail to have a sufficient number of shares of common stock (into which such preferred shares can be converted) registered for resale in the public securities markets as required by the registration rights agreement we entered into with the holders of those preferred shares.

Although the A, A-1, and A-2 preferred shares are contingently redeemable by the holder, none of the other provisions in the certificate of designations cause them to be classified as a liability under Statement of Financial Accounting Standard 150 (SFAS 150). Since those conditions are not in our control SFAS 150 requires the instrument to be classified as temporary equity.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series A and other simultaneous financing transactions: On June 18, 2007 we completed a number of simultaneous transactions as follows:

•	We completed the initial closing of our Series A Convertible Preferred Stock (A Preferred) financing.
•	We extinguished our Revenue Interest Obligation with Paul Royalty Fund, L.P. (PRF).
•	We entered into cancellation agreements to cancel the termination of employment agreements we had with our former chairman and former chief executive officer.

The A Preferred financing had subsequent closings on July 25 and July 31, 2007. Such transactions resulted in additional compensation under the aforementioned cancellation agreements. All of the above transactions are described below:

A Preferred Financing:

First Closing: On June 18, 2007, we completed a private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 579.148 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500, with $94,264 of accrued interest, or $2,795,764, exchanged their bridge notes for an aggregate of 349.470 of our A Preferred shares with warrants attached at 125% of the face value, or $3,494,705, of their bridge notes. Since these bridge notes were paid with A Preferred shares, which are convertible into common stock, no discount was recorded upon the settlement of the bridge notes. We repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. All noteholders also received our five-year Series A warrants to purchase an aggregate of 2,899,000 shares of common stock at $1.00 per share. We recorded a $1,003,747 charge to interest expense representing the value of these warrants. This value was determined using a Black Scholes model with the following assumptions: 90% volatility, no dividends, a stock price of $0.55, and a risk free rate of 5.07%. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. The resulting 928.618 shares of A Preferred, consisting of the above described 579.148 sold and the 349.470 from the bridge note conversion, can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of such holder’s A Preferred as converted shares, or to all such holders warrants to purchase an aggregate 9,286,180 shares of our common stock exercisable at $1.00 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received Series M warrants which are exercisable at $0.50 per share at any time hereafter until thirty days after (and if) we have announced receipt of written notice of FDA clearance for our commercial sales of ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (the Lead Investor) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,386,180 shares of common stock to investors in the private placement and to our bridge loan investors. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1.00 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants. We issued Series M-1 warrants to purchase an aggregate 6,418,090 shares of common stock at $1.00 per share to investors in the private placement and to our bridge loan investors.

Second Closing: On July 25, 2007, we completed the second closing of our private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 212.100 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $2,121,000. The 212.100 shares of A Preferred can be converted into 4,242,000 shares of our common stock. The purchasers in the second closing received an aggregate of: Series A warrants to purchase 2,121,000 shares of our common stock at $1.00 per share, Series M warrants to purchase 2,121,000 shares of our common stock at $0.50 per share, and Series M-1 warrants to purchase 1,060,500 shares of our common stock at $1.00 per share.

Third Closing: On July 31, 2007, we completed the third closing of our private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 50.950 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $509,500. The 50.950 shares of A Preferred can be converted into 1,019,000 shares of our common stock. The purchasers in the third closing received an aggregate of: Series A warrants to purchase 509,500 shares of our common stock at $1.00 per share, Series M warrants to purchase 509,500 shares of our common stock at $0.50 per share, and Series M-1 warrants to purchase 254,750 shares of our common stock at $1.00 per share. One of the subscribers in this closing purchased his 15 shares with a $150,000 note receivable bearing interest at 5% per annum that is due on November 10, 2007.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the A Preferred having a conversion rate that was in-the-money on the date of issuance, the A Preferred has a beneficial conversion feature with an intrinsic value of $4,714,645. This is because the aggregate 1,191.668 Preferred shares are convertible into 23,833,360 common shares at a discount of approximately $0.21 per share, representing the difference between weighted average market price of a common share, or $0.54 per common share from the three closings, and the effective conversion price of approximately $0.34. Although the conversion price for the A Preferred is $0.50, we have to allocate a portion of the value of the proceeds to the attached warrants (we utilized a Black Scholes model to compute the relative fair value of the warrants and considered certain probabilities of the warrants being exercised) to determine the effective conversion price of the A Preferred. Our Black Scholes model used the following assumptions: market prices of $0.55, $0.51, and $0.50 based on the respective dates of the three closings, risk free rates ranging from 4.60 to 5.07%, no dividends, expected lives ranging from one to five years, and 90% volatility. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately.

The placement agent who arranged the private placement financing received 10% of the cash proceeds we received from the bridge note loans and in the private placement, and five year Placement warrants to purchase 3,156,670 shares of our common stock exercisable at $0.55 per share. In addition, under an advisory agreement with our placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our chief executive officer and chairman, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, each described in this report ) we agreed to issue warrants, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. This warrant was valued at $796,706 using a Black Scholes model with no dividends, a 90% volatility factor, market price of $0.55, a five year life, and a risk free rate of 5.07%. In addition we agreed to exchange our common stock for our outstanding Series E PA, Series F and Series F PA warrants held by our placement agent, its affiliates or designees, or sub-agents that participated in the Series A Financing. The warrants were valued on the date of the exchange using a Black Scholes model using the exercise prices of the various warrants exchanged, market price of $0.55, no dividends, a 90% volatility factor, and risk free rates ranging from 5.05% to 5.07%. The warrant value, $230,424,was then compared against the corresponding value of the 931,032 shares to be issued, $512,067 based on the market value on the date of the exchange, for a net charge of $281,643. The aggregate value of the advisory agreement, or $1,078,349 is included in general and administrative expenses. We also agreed in such advisory agreement that the placement agent will be paid a transaction fee based on the closing of a strategic transaction in the future of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration we receive in excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

Early Extinguishment of Revenue Interest Obligation: Also on June 18, 2007, and in conjunction with the completion of the above equity financing, we entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with Paul Royalty Fund, L.P. whereby PRF exchanged its interest in our future revenues (recorded in our financial statements as a $43,401,000 liability at June 18, 2007) for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our of Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a liquidation preference of $10,000. The aggregate $10,000,000 liquidation preference amount of the A-1 and A-2 Preferred can be converted to common stock at conversion rates of $0.50 and $5.00 per share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property.

Our Exchange Agreement with PRF also provided for the following:

•	Reimbursement of PRF for its legal expenses;

•
Resignations of our chairman and chief executive officer, and the execution by us, and our chairman and chief executive officer, of agreements canceling the termination of employment agreements we entered into with our chairman and chief executive officer in 2002. Such termination of employment agreements would have required us to make payments to our chairman and chief executive officer based upon a multiple of their five-year average annual salaries, as they are defined in those 2002 agreements, if we had terminated their employment with us. The cancellation agreements are described below;

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Resignation of five of our seven directors, the election of new directors with one designee from PRF, and the election of our President, Dr. Costa Papastephanou, as our new chief executive officer (CEO).

On June 21, 2007, Costa Papastephanou was named our CEO and also elected to our Board of Directors. Dr. Papastephanou has been employed as our president and chief operating officer since February 200. Mark Eisenberg, Steven Lilien, and Allen Schiff resigned as directors on June 21, 26, and 27, 2007, respectively. Drs. Lilien and Schiff were members of our audit and compensation committees. Also pursuant to such agreement, on June 22, 2007, the resignations of Ron Lipstein, our former chief executive officer, and Steven Katz, our former chairman, as directors became effective. Dr. Katz was a member of our compensation committee

On June 29, 2007 the Board of Directors resolved that the Board should consist of six directors and elected Shepard M. Goldberg, Mark N.K. Bagnall and John R. Leone to fill the vacancies created by the recent resignations of five of our directors. Mr. Leone was designated as a director by PRF. Mr. Leone was chosen by the Board of Directors to be our Lead Director on September 26, 2007.

As a result of the A-1 Preferred having a conversion rate that was in-the-money on the date of issuance it has a beneficial conversion feature with an intrinsic value of $500,000. This is because the shares are convertible into 10,000,000 common shares at a discount of approximately $0.05 per share, representing the difference between the market price of a common share, or $0.55 per common share on June 18, 2007, and the effective conversion price of approximately $0.50. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately. We recorded the A-1 and A-2 preferred at their respective fair value based on the value of the conversion shares for the A-1 preferred and based on the value of a bond with similar characteristics for the A-2 preferred.

We recorded a gain on the early extinguishment of the revenue interest obligation of $35,527,695.

Cancellation Agreements: As required by the terms of the Exchange Agreement with PRF, we entered into Cancellation Agreements with our former chief executive officer and our former chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such Cancellation Agreements we made initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of the deferred compensation we owed them). They surrendered options to purchase an aggregate of 508,909 shares of common stock at prices ranging from $3.75 to $54.00 per share. Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (the FDA’s 100 Day Letter), we will pay them $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000, respectively, will be accelerated in certain events. Our former chief executive officer and our former chairman received five-year warrants to purchase 2,382,022 and 2,328,001 shares, respectively, of our common stock at $0.55 per share. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½% of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we publicly announce that we have received FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our chief executive officer and chairman will also be exercisable at $0.55 per common share. Our former chief executive officer and our former chairman agreed to cancel all their presently held options and warrants to purchase our common stock.

We owed deferred compensation to our former chief executive officer and our former chairman of $233,300 and $366,221, respectively. Our former chairman and our former chief executive officer agreed to cancel these obligations and all other obligations ($23,981) we owed them in exchange for payments of $25,000 each and an option to purchase 12 of our A Preferred shares for our former chief executive officer and 8 of our A Preferred shares for our former chairman (liquidation preference of $10,000 per share), plus the number of Series A, M, and M-1 warrants they would have received if they had purchased such A Preferred shares for the $10,000 per share price paid by the investors in our most recent private placement. Such options are exercisable at $100 per A Preferred share (plus the percentage of Series A, M and M-1 warrants comparable to the percentage that the purchased A Preferred share(s) has to the total of A Preferred shares that could be purchased upon the full exercise of the option.) The option expires thirty days after, and if, we publicly announce FDA clearance for sale of our ORCEL product to treat venous stasis ulcers.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in personnel expense is a severance charge for the costs associated with the cancellation agreements which can be summarized as follows:

Payments made at cancellation	$280,000
Payments to be made in future accrued	400,000
Warrants to purchase common shares:
4,710,022 @ $0.55 per share	1,855,515
Options to purchase 20 shares of A preferred with attached warrants	198,000
Surrender of options to purchase 508,909 common shares	(92,498)
Deferred compensation and other liabilities forgiven	(623,502)
Legal expenses	19,200
$2,036,715

We determined the value of the warrants utilizing a Black Scholes model, lives equivalent to the term of the warrant, no dividends, risk free rates ranging from 4.60% to 5.07% depending on the lives of the warrants or options, and a 90% volatility factor. The warrants were issued in conjunction with our Series A closings so we used the market prices on the three respective 2007 closings dates of June 18, July 25, and July 31 or $0.55, $0.51, and $0.50, respectively.

Other significant aspects of the private placement and financing transactions were:

•
We filed a required registration statement by September 18, 2007 for the shares of our common stock (a) into which the A Preferred and the A-1 Preferred shares can be converted and (b) issuable upon exercise of our Series M warrants. We are required to have such registration statement declared effective within 150 days of filing. If the filing is not declared effective by the 150th day following the filing date we will pay 1% of that amount for each month of delay. If we are limited by the SEC as to the number of shares we can register pursuant to SEC Rule 415, the 1% fee will be applied only to those shares that could have been registered. In either case our liquidated damages are capped at 24% in the aggregate.

•
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

•
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

•
Beginning June 18, 2008, the Series A Warrants may be exercised pursuant to a cashless exercise if the common stock underlying the warrants are not included for public sale in an effective registration statement.

ORTEC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
With the exception of $3,000,000 of securities issued prior to December 31, 2007 used to settle trade payables, ranking pari passu with the A, A-1, and A-2 Preferred shares and issuable only if the FDA clearance for commercial sale of ORCEL for treatment of venous stasis ulcers has not yet been obtained, as long as $2,000,000 of stated valued of the A and A-1 Preferred shares remain outstanding we are prohibited from issuing any securities that rank senior to or pari passu with the A, A-1, and A-2 Preferred shares without the approval of at least 50% of the A Preferred shares and the A-1 Preferred shares outstanding, voting together as one class.

•
As long as the A Preferred shares are outstanding, the Lead Investor will receive the right for the next two years to purchase up to 40% of the securities being offered in subsequent financings (as defined) on the terms being offered in such future financings.

•
As long as A and A-1 Preferred shares are outstanding, and as long as we have not received FDA clearance for commercial sale of ORCEL for treatment of venous stasis ulcers, the holders may exchange their preferred shares at their stated values for equity securities which have more favorable terms that we sell in a future financing.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Modified Manufacturing Agreement and Termination of Sales Agency Agreement with Lonza: On September 26, 2007, we entered into an agreement with Lonza Bio Science of Walkersville, Inc. (Lonza), formerly known as Cambrex Bio Science of Walkersville, Inc. whereby Lonza agreed:

•	to perform certain defined work in a timely manner necessary to support our application for FDA Pre-Market Approval of our ORCEL product;
•
to modify the terms of our October 29, 2003 Manufacturing Agreement, as previously amended, prescribing rates for labor and lower production suite fees than we previously agreed to and which we have to pay to Lonza, and

•	to apply $100,000 held as a security deposit against outstanding amounts we owe Lonza.

We paid Lonza $750,000 to be applied against amounts we owe it. We agreed that we would pay Lonza on March 31, 2008, on account of its labor charges and production suite fees hereafter incurred, as well as for the remainder of our currently outstanding obligations, an amount which will be the lesser of the amount we then owe, or 25% of the net proceeds we receive from the sale of our equity securities in the first quarter of 2008. Any remaining outstanding balance we owe will be due on July 1, 2008. In addition, we and Lonza agreed to terminate the Sales Agency Agreement which provided for Lonza marketing and selling our ORCEL product and related Licensing and Security Agreements, all dated October 18, 2004, that Lonza and we had entered into. Lonza agreed to turn over to us its records related to its sales efforts.

Cash balances: At September 30, 2007, we maintained cash balances above the FDIC $100,000 insured limit.

NOTE 9 - SUBSEQUENT EVENTS

On October 22, 2007, our Board of Directors:

•	increased our 2006 Plan from 5,000,000 to 6,000,000 shares,
•
awarded seven-year options to purchase 500,000, 550,000, and an aggregate 450,000 shares of our common stock, respectively, to our CEO, chief financial officer, and other employees of ours. All these options were exercisable at $0.52, the closing market price on the day these options were awarded,

•	awarded 300,000 restricted shares of our common stock to our CEO which vests over a three year period equally each year hereafter as long as the CEO remains employed with Ortec,
•	adopted a resolution to change the name of the company, and
•	adopted resolutions changing the certificates of designation eliminating certain sections which could cause us to redeem our Series A, A-1, and A-2 preferred stock in certain circumstances.

All of the above option and stock awards, change of the name of the company, and the changes to our certificates of designation, as well as option awards to purchase 1,950,000 shares made by us on September 26, 2007 are conditioned upon the approval of the 2006 Plan and these other proposals by our shareholders at our Annual Meeting scheduled for December 20, 2007. Should the changes to the certificates of designation be approved by our shareholders we will be able to reclassify the $14,139,786 of temporary equity at September 30, 2007 to permanent equity on our balance sheet.

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

Plan of Operation

We are a development stage enterprise which had no operating revenue after 2001.

The following is a listing of the projected development activities on which we expect to focus during the next twelve months:

•	Completion of all FDA required test method development and validation;
•	Completion of development of the cell factory process to increase cell line expansion capacity and reduce costs;
•	Completion of prelaminated sponge project;
•	Validation at Lonza of a process which doubles our ORCEL manufacturing capacity;
•	Transfer of the cell factory process to Lonza, and
•	Production and expansion of cell inventory for use in the commercialization of ORCEL.

Additionally we may:

•	Examine potential licensing opportunities for use of our collagen and fibrin-based biomaterials in other tissue engineering applications, and
•	Submit proposals to the appropriate agencies for the purpose of securing available research grants.

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

We believe that our cash on hand at September 30, 2007 of $2.4 million is sufficient to fund our operations through January 2008. We will need to secure additional financing for operations after January 2008. We currently incur costs of approximately $630,000 on a monthly basis. However, the amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with our clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt.

As of September 30, 2007, we owed $1.75 million to trade creditors of which approximately $.4 million or 23% was owed to Lonza Walkersville, Inc. Of the remaining $1.35 million, payment of approximately $1.05 million was past due.

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

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing of our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

Unless we obtain additional financing we will not be able to continue to operate our business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007 (“Evaluation Date”) have concluded that our disclosure controls and procedures were not effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

Management identified the following material weaknesses which has caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective:

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

(b) Changes in internal controls.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the third quarter of 2007.

PART II

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 541,669 shares of our common stock and five-year warrants to purchase an aggregate of 135,414 shares of our common stock at an exercise price of $1.00 per share, in exchange for so many of our Series H warrants to purchase the same amount of shares of our common stock, to holders of our Series H warrants who elected to make such exchange. Our offer to the holders of our Series H warrants is described in our Form 8-K dated June 10, 2007. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3 (a) (9) of the Act as exchanges by us with our security holders exclusively.

We issued 931,032 shares of our common stock in exchange for so many of our Series E PA, F, and F PA warrants to purchase the same amount of shares of our common stock, to holders of those warrants. These issuances were exempt from the registration requirements of the Act, pursuant to Section 3 (a) (9) of the Act as exchanges by us with our security holders exclusively.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibit No.	Description

10.1
Agreement dated September 26, 2007 between Ortec and Lonza (Incorporated by Reference to Exhibit 10.1 to From 8-K dated September 26, 2007, filed with the Commission on October 1, 2007, Commission File No. 0-27368).

10.2
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

31.1 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a) / 15d -14 (a) Certification of Principal Financial Officer.
32.1 *	Section 1350 Certification of Principal Executive Officer.
32.2 *	Section 1350 Certification of Principal Financial Officer.

_____________________
* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Registrant:

ORTEC INTERNATIONAL, INC.

Date: November 9, 2007	By:	/s/ Costa Papastephanou
Costa Papastephanou
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Alan W. Schoenbart
Alan W Schoenbart
Chief Financial Officer