Form 10KSB
period 2007-12-31
Forticell BioScience, Inc.
filed 2008-03-31
CIK 889992

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 0-27046

FORTICELL BIOSCIENCE, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State issuer’s revenues for its most recent fiscal year - $0 –

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,015,687 as of March 18, 2008.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 13,678,015 as of March 21, 2008. (giving effect to issuance of 10,198 shares as a result of conversion of 38.2395 shares of Series B preferred stock for which the Series B preferred stock certificates have not been surrendered.)

DOCUMENTS INCORPORATED BY REFERENCE

None

FORTICELL BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

In this Annual Report on Form 10-KSB, “Forticell,” “we,” “us” and “our” refer to Forticell Bioscience, Inc. and its wholly owned subsidiary, Hapto (Israel) Ltd., unless the context otherwise provides.

PART I

Item 1.                 DESCRIPTION OF BUSINESS

Overview

We are a biotechnology company which was organized in 1991 under the laws of the State of Delaware and under the name Ortec International, Inc. We are currently in the development stage, and accordingly, have no revenues. Our offices are located at 3960 Broadway, New York, New York 10032. Our telephone number is 212-740-6999. Our website address is www.forticellbioscience.com. Our stock symbol is FORB.OB.

We are a development stage tissue engineering company with core competencies in cell culturing, biology and biomaterials. We have developed a proprietary and patented product that we call OrCel ® (ORCEL), which is used to stimulate the repair and regeneration of human skin. ORCEL is a two-layered tissue engineered dressing that consists of human derived skin cells, both dermal and epidermal, supported within a porous collagen matrix. The composite matrix is seeded with keratinocytes (epidermal cells) and fibroblasts (dermal cells). When ORCEL is applied to the wound site, it produces a mix of growth factors that stimulates wound closure.

Our primary target patient populations for the use of ORCEL are persons with venous stasis and diabetic foot ulcers, which we believe are large potential markets for the use of ORCEL. We also believe that ORCEL may have applications for cosmetic surgery, as well as other types of chronic and acute wounds.

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

We completed a pivotal clinical trial for the use of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers. Venous stasis ulcers are open lesions on the legs which result from the poor circulation of the blood returning from the legs to the heart. In February 2004, we filed with the Food and Drug Administration (FDA) our application for pre market approval (PMA) to market ORCEL for the treatment of venous stasis ulcers. In the process of reviewing our application the FDA requested clarification of the various information provided by us. After a number of meetings we had with the FDA’s staff and additional submissions we made to the FDA, on April 25, 2005 the FDA advised us that although our cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers, additional clinical data would be required to demonstrate reasonable assurance of the safety and effectiveness of cryopreserved ORCEL in treating patients with venous stasis ulcers before the FDA would clear ORCEL for commercial sales for such treatments. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance from the FDA to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers by submitting to the FDA the Chemistry, Manufacturing and Controls (CMC) section of the application. We filed the clinical section of the application, reporting the combined results of our two clinical trials, in October 2007. Such clinical section reported the results showing the effectiveness of our ORCEL product treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections are amendments to our PMA application filed in February 2004. Our October 2007 filing is currently being reviewed by the FDA.

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

In July 2006, we submitted a Humanitarian Device Exemption (HDE) supplement to the FDA to obtain marketing approval for use of cryopreserved ORCEL in the treatment of Recessive Dystrophic Epidermolysis Bullosa (RDEB), the most severe type of Epidermolysis Bullosa (EB). RDEB is a devastating congenital skin disorder characterized by painful ulcers and widespread, permanent scarring resulting in the deformity of hands and feet. As a result, many RDEB patients require surgeries to allow greater use of their extremities resulting in need for replacement skin. In October 2006, we received a letter from the FDA informing us that the HDE has been approved pending an FDA audit of the manufacturing facility and quality systems at the facility where our ORCEL product will be manufactured. Since we have now submitted our PMA for venous stasis ulcers we expect the FDA to inspect the Lonza manufacturing facility we expect to use to produce ORCEL as part of the PMA approval process.

We have a Cell Therapy Manufacturing Agreement with Lonza Walkersville, Inc (successor by acquisition of Cambrex Bio Science Walkersville, Inc.), a subsidiary of Lonza Corporation (Lonza), for Lonza to produce ORCEL for us in Lonza’s production facilities in Walkersville, Maryland. Lonza is experienced in producing cell based medical products such as ORCEL. Having Lonza produce ORCEL for us alleviated the need for us to build and equip our own production and distribution facility, thus avoiding a large capital outlay, and we believe is otherwise more cost effective for us. We had also entered into a Sales Agency Agreement with Lonza for Lonza to be the exclusive distributor of ORCEL in the United States, Canada and Mexico. Such Sales Agency Agreement was terminated on September 26, 2007. We are meeting with various marketing partners. There are at least two companies interested in selling ORCEL with whom we have held discussions. See “Sales and Marketing” subheading which follows. We believe that our production agreement will enable us to begin commercial sales of ORCEL in the United States shortly after, and if, we get clearance from the FDA to begin commercial sales of cryopreserved ORCEL for the treatment of venous stasis ulcers.

Fibrin Micro Beads and Haptides

In October 2004 we entered into a collaboration agreement with Hapto Biotech Inc. (Hapto). Hapto was a privately-held company involved in the field of tissue engineering focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMBs) and Fibrin based peptides (Haptides™), which have demonstrated the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. Hapto’s research indicates that FMBs have the ability to efficiently recover adult stem cells from mixed cell populations, as well as allow for their growth, proliferation and potential reimplantation into the patient. Hapto’s research also indicates that Haptides™ have the ability to enhance cell attraction and attachment, as well as effect cellular internalization of macromolecules and nanoparticles, allowing for the potential development of products for the stem cell, tissue regeneration and tissue augmentation, gene therapy and drug delivery markets. The objective of the collaboration entered into in October 2004 was to combine our proprietary collagen biomaterial and know how with Haptides™ to develop a noncellular peptide based collagen biomaterial which could promote the attraction and attachment of healthy cells within the patient’s body in regenerating new tissue or repairing wounds. The collaboration’s pre-clinical animal studies with this biomaterial showed promising results. Based on these promising results and the potential of the FMB’s technology, on April 14, 2006, we acquired Hapto with all its fibrin based technology and intellectual property after we received commitments for over $6,000,000 from a private placement sale of our equity securities. The receipt of such gross proceeds was a condition for the closing of our acquisition of Hapto. For such acquisition we issued to the Hapto shareholders a total of 2,031,119 shares of our common stock and warrants to purchase an additional 200,000 shares at $4.50 per share. The investment banking firm of Rodman & Renshaw, LLC served as our advisor for this acquisition. On April 17, 2006, we completed that private placement sale of our equity securities for aggregate proceeds of $6,176,000.

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

We believe that our experience and knowledge in the areas of cell biology, biomaterials and tissue regeneration provide a platform from which we can effectively expand our focus to include the development of stem cell and regenerative medicine products. In anticipation of receiving FDA approval during the next six months to begin marketing our ORCEL product for the treatment of venous leg ulcers, we believe we should identify our future growth opportunities. Having added Hapto’s technologies to our ORCEL product and technology puts us in the growing field of stem cells and regenerative medicine. We hope to pursue the development of these technologies through licensing or other strategic business opportunities. We have to date entered into only one such licensing arrangement.

Licensing and Sale of our Technology

Material Transfer and Technology Evaluation Agreement: On December 21, 2007, we entered into a Material Transfer and Technology Evaluation Agreement with CJ CheilJedang Corp (CJ), a South Korean Corporation, for which we received $150,000 in January 2008 and we then provided CJ with 10 grams of research grade fibrin microbeads (FMB). We granted CJ the exclusive right for one year to use Ortec’s FMB technology for extraction of mesenchymal stem cells (MSCs) from umbilical cord blood. We will also provide technical support and consultation as needed and draft protocols on the use of our FMB technology. The FMB’s will be used only for research and development in the use of MSCs extracted from umbilical cord blood for the in vivo treatment of damaged and/or diseased tissues. If the research performed during the one-year evaluation period is successful, we may thereafter negotiate a definitive patent licensing and product development agreement.

Cell supply agreement: In April 2004, we entered into a Material Supply Agreement with ES Cell International Pte Ltd. (ESI). Under the terms of the agreement, we provided ESI with human skin cells generated from cell lines developed and manufactured by us for use in our ORCEL product. We received a $50,000 up-front fee upon the signing of the agreement and we received an additional $150,000 upon first delivery of certain specified cell lines.

License Agreement: In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for pricing ORCEL and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel. Regulatory and reimbursement approval has not yet been received in Israel.

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

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous pre-clinical and clinical testing procedures as a condition for clearance by the FDA and by similar authorities in foreign countries prior to commercial sale. As previously mentioned, we have completed the confirmatory clinical trial to evaluate ORCEL for treatment of venous stasis ulcers. The results from that human clinical trial are currently under review by the FDA as result of our PMA application for clearance for commercial sale of our ORCEL product to treat venous stasis ulcers.

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

The steps in the FDA clearance process may be summarized as follows:

•
The sponsor (such as Forticell) prepares a protocol which sets forth in detail all aspects of the proposed clinical trial. The information includes the number of patients to be treated, the number of sites (hospitals and clinics) at which the patients in the clinical trial are to be treated, the then current standard of care with which the patients in the control group (in comparable medical condition as the patients to be treated with the medical device which is the subject of the clinical trial) are to be treated, the treatment frequency and the statistical plan that will be utilized to analyze the data derived from the clinical trial.

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

•	The sponsor submits the protocol to the FDA.

•	The FDA staff gives their comments, objections and requirements on the submitted protocol.

•	The sponsor redrafts the protocol and otherwise responds to the FDA's comments.

•	The sponsor recruits hospitals and clinics as sites at which the patients in the study are to be treated. Such recruitment begins with or prior to the preparation of the protocol.

•	After the FDA clears the protocol the trial sites and the sponsor recruit the patients to be treated in the study.

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

•	The sponsor assists and monitors compliance with the protocol's requirements in each site's conduct of the study.

•	The sponsor collects the clinical data of each patient's treatment and progress from the sites.

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

•	The FDA may require an audit of the manufacturing facility.

•
After FDA clearance the sponsor must submit all labeling information for the medical device to the FDA to make certain that the claims on the label accurately state the uses for which the medical device has been cleared.

Regulatory Strategies

We employ consultants with extensive knowledge in strategic regulatory and clinical trial planning to support our product development efforts through every stage of the development and FDA clearance process. We also employ consultants with extensive knowledge of medical devices including securing approval of insurance companies to reimburse their insured patients for the cost of the use of new medical products used in medical treatments. We have secured approval for Medicare payments for the use of ORCEL under Medicare's Outpatient Prospective Payment System (OPPS) for approximately $1,100 per unit of ORCEL. This approval covers the use of ORCEL in hospitals, other hospital-owned facilities and for hospital outpatient treatment. However, we will still need to secure the approval of Medicare designated contractors in different parts of the country for approval of the different medical conditions for which Medicare reimbursement of the use of ORCEL will be made. We can only secure that further approval after we have received FDA clearance for use of ORCEL for the treatment of that medical condition. We will also seek to secure approval for private health insurance providers' reimbursement for the cost of ORCEL. We believe that securing Medicare reimbursement approval for ORCEL will be of significant assistance to us in securing reimbursement approval by private health insurance companies.

Sales and Marketing

As noted above, our business strategy is to combine our efforts with Lonza for the production of ORCEL. We had previously entered into a sales agency agreement with Lonza, providing for Lonza to be the exclusive sales agent in the United States for our ORCEL product or any other future bi-layered cellular matrix product of ours for the treatment of venous stasis ulcers, diabetic foot ulcers or any other therapeutic indication for dermatological chronic or acute wound healing. Changes in ownership in 2007 at Lonza have resulted in a mutual reconsideration of our sales agency agreement. In connection with negotiating with Lonza revisions to our manufacturing agreement in September 2007, we agreed to the cancellation of our sales agency agreement. We have spoken with two potential marketing partners to secure a new agreement for the marketing and distribution of ORCEL after, and if, we receive FDA clearance for the commercial sales of ORCEL to treat venous stasis ulcers. We are also making contingency plans to have our own sales staff to market ORCEL.

Production and Supply

On October 29, 2003, we entered into an agreement commencing November 1, 2003, with Lonza for Lonza to manufacture ORCEL in its Walkersville, Maryland facilities. The Lonza manufacturing facility is required to meet FDA's good manufacturing processes standards. Lonza is experienced in the manufacture of cell-based medical products such as our ORCEL. On October 18, 2004, in connection with our now cancelled Sales Agency Agreement with Lonza, we amended certain terms of this manufacturing agreement.

Our manufacturing agreement with Lonza requires us to currently pay Lonza $136,591 per month (although, in agreement with Lonza, such payments have been temporarily suspended since January 2007), or approximately $1,639,091 per year, for the use of a Lonza production facility in Walkersville, Maryland.

On September 26, 2007, we entered into an agreement with Lonza, whereby Lonza agreed:

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

We paid Lonza $750,000 to be applied against amounts we owe it. We agreed that we would pay Lonza on March 31, 2008, on account of its labor charges and production suite fees hereafter incurred after September 26, 2007, as well as for the remainder of our currently outstanding obligations, an amount which will be the lesser of the amount we then owe, or 25% of the net proceeds we receive from the sale of our equity securities in the first quarter of 2008. Any remaining outstanding balance we owe will be due on July 1, 2008. Pursuant to such September 26, 2007 agreement, until December 1, 2007 we will pay Lonza only for work Lonza’s employees perform for us at the rate of $400 per hour, but Lonza will not charge us for use of its production suite. Beginning December 1, 2007 and until, and if, we receive FDA clearance for the commercial sale of our cryo-preserved ORCEL product for the treatment of venous stasis ulcers, we will pay Lonza a $50,000 per month suite fee plus $175 per hour for time spent by Lonza’s personnel in Lonza’s clean room, and $125 per hour for time spent by Lonza’s personnel other than in Lonza’s clean room, on work performed by Lonza’s employees for us. Beginning January 1, 2008, we may elect, but not more than once in a three-month period, to change the charges we have to pay to Lonza and select either the $400 per hour labor but no suite fee arrangement or the $50,000 per month suite fee but lower hourly labor charges. We and Lonza have agreed that we will try to negotiate an ORCEL per unit manufacturing charge before, and if, we get FDA clearance to sell cryo-preserved ORCEL to treat venous stasis ulcers. If Lonza and we do not reach such agreement then Lonza and we will still be bound by our October 29, 2003 agreement.

Under the 2003 agreement the payments we will make to Lonza will increase to $175,000 monthly, or $2,100,000 per year, if we require Lonza to build us a larger production facility to meet our requirements for the production of ORCEL. We believe that further refinements in our manufacturing process may not only reduce the cost of our ORCEL product but may alleviate the need for building a larger production facility in the future. Such annual payments include some services and overhead expenses provided and paid for by Lonza. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility up to a maximum payment by us of $1,000,000. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments and of certain other payments we are required to make to Lonza after the larger facility is in use. We are also required to pay specified hourly charges for the Lonza employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Lonza virtually all of our requirements for ORCEL that Lonza can produce. Prior to our election to have Lonza construct the larger production facility for us, either we or Lonza may terminate the agreement on six months notice by us and twelve months notice by Lonza. If we elect to have Lonza construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Lonza may elect to scale down over the following three years the portion of our requirements for ORCEL that Lonza will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Lonza. If we elect the scale down period after one year we must pay Lonza $2,625,000 and if we elect the scale down period after two years we must pay Lonza $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Lonza. Either Lonza or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election.

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

The raw materials that we use to manufacture ORCEL come from a limited number of suppliers. We currently purchase collagen corium, a component of the collagen matrix in ORCEL, from a single supplier but we have identified a secondary source of supply for that item. The collagen matrix used in ORCEL is manufactured for us to our specifications by another supplier. We have identified two potential secondary sources of collagen and we are in the process of testing the collagen they produce. We have agreed with the manufacturer of the collagen matrix we use to produce ORCEL that subsequent to a written notification from the FDA allowing us to sell ORCEL commercially for treatment of venous stasis ulcers we will provide such supplier projections for one or more subsequent quarters and the parties will be obligated to purchase and sell those projected amounts. While there may be other sources from where we could purchase such materials, a disruption in the supply of any of these materials would have a significant negative impact on our ability to manufacture and sell ORCEL and in any event would likely cause us delays and additional expenses in the manufacturing of ORCEL.

Competition

We are aware of several companies that are actively engaged in the research and development of products for the repair and regeneration of skin. There are currently three primary and distinct approaches to the repair and regeneration of skin: the acellular (no cell) approach, including the use of cadaver based products; the cell-based unilayered (epidermal or dermal cell) approach, and the cell-based bi-layered (epidermal and dermal cell) approach. A cell-based approach makes use of human donor cells. The approach we believe to be the most advanced and effective is the cell-based bi-layered approach. The production of ORCEL consists of a top layer of epidermal cells and a bottom layer of dermal cells in a collagen matrix that is a bi-layered approach utilizing donor cells.

There are many products available for treating skin wounds. However, as already noted, we believe that the use of donor cells delivered to the wound on a matrix is the most effective process for healing skin wounds and in particular hard to heal skin wounds. Therefore, we believe that only products using donor cells placed on a matrix will directly compete with ORCEL.

We consider the Apligraf product manufactured by Organogenesis, Inc. and Dermagraft product manufactured by Advanced BioHealing, Inc. (ABH) to be our principal competitors. Apligraf is an FDA cleared product using human dermal and epidermal cells (bi-layered) placed on a collagen matrix, for the treatment of both venous stasis and diabetic foot ulcers. The Apligraf product is not cryopreserved and has a reported shelf life of 10 days. The Dermagraft product which is cryopreserved uses human derived dermal cells only (unilayered) placed on a polyglactin matrix and is FDA cleared to treat diabetic foot ulcers. Dermagraft is not approved for use in treatment of venous leg ulcers. The Dermagraft product was purchased from Smith & Nephew by ABH in June 2006 and is back on the U.S. market. Both Organogenesis, Inc. and ABH are private companies that market and sell their own products. Due to their private company status, limited financial information is available regarding these companies. However we believe based on the information that is available, that both companies have greater resources than we do.

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

In connection with our acquisition of Hapto the FMBs and Haptides™ are covered under various patent applications.

FMB’s are derived from fibrinogen through a specific chemical process and provide a matrix for cell growth and transfer. The FMB technology is covered by five US patents and one Australian patent. There are also corresponding European, Japanese and Canadian applications in the prosecution phase.

•	The first USA patent, entitled “FMBs Prepared from Fibrinogen, Thrombin and Factor VIII,” covers a method for producing FMBs. This patent expires on September 19, 2017.

•
The second USA patent, entitled “FMBs Prepared from Fibrinogen, Thrombin and Factor VIII for Binding Cells”, covers FMBs prepared by a certain method, a composition including cells that are bound to such FMBs and a method for culturing cells on such FMBs. This patent expires on September 15, 2018.

•
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

•
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

•
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

•
The first family of applications, entitled “Novel peptides”, covers a group of novel peptides homologous to a portion of Fibrinogen, which retains certain desired properties of the entire fibrinogen molecule including cell adhesive effects. One patent has been granted in Australia and in November 2006 we were notified by the European patent office that they intended to grant the patent. Corresponding applications are pending in Canada, Israel and Japan. On February 18, 2008 we received a European patent.

•
In October 2006 a patent entitled “Haptotactic Peptides” was granted and is set to expire on January 2020. It covers a novel peptide homologous to a specific portion of Fibrinogen and such peptide retains certain properties of the fibrinogen molecule including cell adhesive effects.

•
There is another family of patent applications, entitled “Novel Haptotactic Peptides”, that discloses novel peptide sequences homologous to the known fibrinogen derived haptotactic peptides Cβ and CαE. The novel peptides are derived from proteins related to fibrinogen and which possess cell attraction activity. One patent has been allowed in Australia and in December 2006 a USA patent entitled “Haptotactic Peptides” was granted and is set to expire in January 2021. We filed a continuation application in the USA to broaden the claims. Patent applications covering these peptides are also pending in Canada, Europe, Israel and Japan.

•
Another family of patents, entitled “Liposomal Compositions Comprising Haptotactic Peptides and uses thereof” has been filed. These patents relate to liposomal compositions comprising peptides that elicit cell attachment responses and are internalized by cells and that are capable of enhancing the uptake of liposomes by cells. This invention can be used in pharmaceutical and cosmetic compositions. These patent applications are pending in the USA, Europe, Israel and Japan.

Despite such patents our success will depend, in part, on our ability to maintain trade secret protection for our technology.

We successfully defended challenges by Organogenesis to our United States patent, and by Advanced Bio Healing to our European patent for our ORCEL technology, in the respective patent offices where those patents were issued. However, those successful defenses do not preclude future challenges in court. We do not know if any of the other patents issued to us will be challenged, invalidated or circumvented. Patents and patent applications in the United States may be subject to interference proceedings brought by the U.S. Patent and Trademark Office, or to opposition proceedings initiated in a foreign patent office by third parties or to re-examination proceedings in the United States. We might incur significant costs defending such proceedings and we might not be successful. Several of our competitors have been granted patents, including those granted to Organogenesis and Advanced Bio Healing, Inc., relating to their particular skin technologies which also utilize donor cells on a collagen sponge matrix. To that extent they may be considered similar to our ORCEL technology.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries, clinical trial costs, amounts paid to Lonza for our production suite and other costs under our cell therapy manufacturing agreement, facility costs and laboratory supplies. Research and development expenses were $4,226,051 for the year ended December 31, 2007, compared to $8,179,780 for the year ended December 31, 2006.

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

Employees

We presently employ 20 people on a full-time basis, including two executive officers in our offices and facilities in New York City. We presently employ one research assistant on a full time basis in Israel.

Available Information

Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.forticellbioscience.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Our filed reports are also available on the SEC’s web site (www.sec.gov).

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

Risks Related to Our Business

Unless we secure FDA clearance for the sale of ORCEL to treat venous stasis ulcers it will be difficult to impossible for us to continue to operate our business.

We submitted our PMA application for FDA clearance for the sale of ORCEL for the treatment of venous stasis ulcers in October 2007. We expect to receive a final determination for that application sometime in the third quarter of 2008. We may not obtain FDA clearance for the commercial sale of the cryopreserved form of ORCEL for the treatment of venous stasis ulcers and later for diabetic foot ulcers. Among the factors which may contribute to those findings are a negative assessment of our manufacturing processes, raw materials used in manufacturing our product, our freezing technique, and ORCEL’s clinical results. If we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it may be difficult to impossible for us to raise capital to continue our business operations.

We do not have sufficient funds to bring our product to market for use by large patient populations. Unless we secure additional financing we will not be able to continue to operate our business.

We will need to secure additional financing for the approximately $600,000 of cash we are currently consuming per month, for our operations thereafter. The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses from services provided by third party suppliers in connection with a clinical trial and what payments we have to make on our outstanding debt. We have determined that, if necessary, there are certain measures that we can take to reduce our monthly costs by approximately fifty percent if we think it is required to continue our operations.

We will have to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other, including short-term, loans. We may not be able to secure any additional financing nor may we be able to reach the larger patient population markets of persons with venous stasis ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition.

Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous stasis ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements and
•	the cost and effectiveness of commercialization activities and arrangements.

Our cash on hand at December 31, 2007 of $1.3 million was sufficient to fund our operations through mid March 2008. On March 25, 2008 we received a loan of $150,000 and we will need additional loans for the weeks ahead to continue our operations until the 100 Day FDA letter (“FDA Letter”) commenting on our PMA application is received. We are currently having discussions with current shareholders and potential investors about possible financing alternatives, similar to the loan received on March 25, to continue our operations until the receipt of the FDA Letter (which we reported in a Form 8K report dated February 29, 2008 was expected sometime in early 2008 but has not yet been received). Depending on the contents of the FDA Letter, we hope to raise at least an additional $3,000,000, and up to $4,000,000, after the FDA Letter is received to continue operations until a final determination from the FDA is made. Assuming an approval, we will then need to secure additional financing for our operations thereafter. If we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. See Note 17 to the accompanying financial statements.

Delays by the FDA in response to our Pre Market Approval Filings can have adverse consequences on our ability to maintain the integrity of our operations due to associated funding delays.

We submitted our PMA request for ORCEL for the treatment of venous stasis ulcers in October 2007 and we had expected an initial reply by January 2008. This delay in receiving the initial response to our PMA from the FDA has created financial problems for us because we believe that a favorable initial response from the FDA will enable us to secure sufficient funds from investors and / or lenders to continue our operations. The delay, of almost 60 days as of March 31, 2008, in the time the FDA usually sends the 100 Day Letter, has forced us to delay some expenditures we should be making to secure (if secured) FDA clearance for commercial sales of ORCEL for the treatment of venous stasis ulcers. This will also delay our commercial launch of our ORCEL product and create a situation which has caused us to adjust our business plans to stretch those funds over a longer period of time. We now have to secure additional capital or loans without the benefit of an indication of the FDA’s view of our PMA submission and at a time when investors are dealing with economic stresses unrelated to us.

Because of our history of ongoing losses and because we may never generate a profit and our lack of cash or other current assets, we have received an opinion from our independent registered public accountants that there is substantial doubt about our ability to continue as a going concern.

Since our organization in 1991 we have sustained losses each year because, among other reasons, we have had very limited sales of our product. For the year ended December 31, 2007, we have a deficit accumulated in our development stage of $166 million. Our independent registered public accountants advised us that these factors, among others, raise substantial doubt about our ability to continue as a going concern. Unless we obtain additional financing we will not be able to continue as a going concern.

We have accumulated obligations that we are required, but are unable, to pay currently. This also raises doubt as to our ability to continue as a going concern.

As of December 31, 2007, payment of approximately $1.5 million of the approximately $1.75 million we owed to our trade creditors was past due.

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

Business changes at the corporation with which we have a manufacturing agreement could adversely affect the operations of our business.

In the first quarter of 2007, Cambrex Bio Science of Walkersville, Inc. was acquired by Lonza, Inc. We are aware that Lonza, Inc. is a substantially larger public company with far greater resources than Cambrex. Unknown to us is whether Lonza’s management will perform Cambrex’s commitments to manufacture our ORCEL product. The loss of this contractual commitment, if we receive FDA clearance for commercial sales of ORCEL to treat venous stasis ulcers in the second half of 2008, would leave us in the difficult position of negotiating a new arrangement at or near the time we should be working on preparing for future commercial sales and building inventory of our product.

Clinical trials for ORCEL are expensive, time consuming and their outcome is uncertain.

Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. Before we can obtain regulatory clearance for the commercial sale of any product that we wish to develop, we are required to complete extensive human clinical trials to demonstrate its safety and efficacy. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

•	delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;
•	delays in obtaining regulatory approvals to commence a study;
•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•	slower than expected rates of patient recruitment and enrollment;
•	uncertain dosing issues;
•	inability or unwillingness of medical investigators to follow our clinical protocols;
•	variability in the number and types of subjects available for each study and resulting difficulties in identifying and enrolling subjects who meet trial eligibility criteria;
•	scheduling conflicts with participating clinicians and clinical institutions;
•	difficulty in maintaining contact with subjects after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	lack of effectiveness during the clinical trials, or
•	other regulatory delays.

Even if our ORCEL receives regulatory clearance, ORCEL will still be subject to extensive post-market regulation which will result in significant expense to us.

If we receive regulatory clearance for commercial sale of ORCEL, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our product.

If we receive FDA clearance, the FDA may still impose significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The subsequent discovery of previously unknown problems with a product, including adverse medical effects, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:
•	issuance of warning letters by the FDA;
•	fines and other civil penalties;
•	criminal prosecutions;
•	injunctions, suspensions or revocations of marketing licenses;
•	suspension of any ongoing clinical trials;
•	suspension of manufacturing;
•	delays in commercialization;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;
•	refusals to permit products to be imported or exported to or from the United States;
•	restrictions on operations, including costly new manufacturing requirements, and

•	product recalls or seizures.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory clearance of our ORCEL or further restrict or regulate post-clearance activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market ORCEL and we may therefore have to discontinue the operations of our business.

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

Our business is subject to extensive regulation principally by the FDA in the United States and corresponding foreign regulatory agencies in each country in which we intend to sell ORCEL. These regulations affect:

•	Product marketing clearances or approvals;
•	Product standards;
•	Packaging requirements;
•	Design requirements;
•	Manufacturing and quality assurance, including compliance by the manufacturing facility with good manufacturing process requirements, record keeping, reporting and product testing standards;
•	Labeling;
•	Periodic FDA inspections of the facility in which ORCEL will be manufactured;
•	Import and export restrictions, and
•	Tariffs and other tax requirements.

Our need to comply with these regulatory requirements will increase the cost of manufacturing our ORCEL product and negatively impact our ability to earn profits.

The medical community may not accept ORCEL which will prevent us from selling ORCEL and prevent us from continuing our business.

Market acceptance for ORCEL will depend upon a number of factors, including:

•	The receipt and timing of FDA regulatory approvals for use of ORCEL, in its cryopreserved form, for the treatment of venous stasis ulcers and later for diabetic foot ulcers;
•	Acceptance by the medical community of ORCEL for the treatment of the medical conditions that it is intended to treat, the demonstration of its safety and its cost effectiveness, and
•	Securing approval of third parties, such as Medicare and insurance companies, for reimbursement for the cost of ORCEL.

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

We rely on a limited number of key suppliers to manufacture ORCEL and therefore run the risk of delay in securing needed materials from other suppliers. We also rely on only one company to manufacture ORCEL. We run the risk that such company may not successfully manufacture ORCEL.

See the discussion of “Description of Business-Production and Supply” where we describe our production agreement with Lonza and our agreements with other suppliers. If (i) Lonza does not produce ORCEL, or (ii) Lonza does not produce it at a per unit price well below the price at which we can sell ORCEL in North America, we may not be able to continue, or at least would be seriously hampered in continuing, our business operations. Also, any disruption in the supply of corium or collagen matrix or other materials from our current suppliers of such materials would have a significant negative impact on our ability to manufacture and sell ORCEL or at least would cause us delays and additional expenses in the manufacturing of ORCEL.

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

The market price of our common stock has been and may continue to be highly volatile creating greater financial risk for the owners of our common stock.

The market price of our common stock has ranged from $0.30 to $13.20 during the past three years. As of March 21, 2008, we had 13,678,015 shares outstanding. Other factors that may affect the price of our common stock include:

•	our ability to successfully produce and market and sell our ORCEL product;
•	our ability to develop other products for sale;
•	our competitors' announcements concerning technological innovations;
•	new commercial products or procedures;
•	proposed government regulations;
•	developments or disputes relating to patents, trade secrets or proprietary rights, and
•	the following substantial number of additional shares of our common stock we would have to issue:

▪	an aggregate of 35,512,137 shares upon conversion of our outstanding Series A, A-1, A-2, and D-1 convertible preferred stock;
▪	an aggregate of 43,846,012 shares upon the exercise of warrants to purchase the shares of our common stock we granted primarily in connection with financings during the past four years;
▪	potentially an aggregate of 7,833,340 shares upon the exercise of Series M-1 warrants whose exercise is contingent upon exercise of the holder’s Series M warrant;
▪	an aggregate of 3,516,897 shares upon exercise of options we have granted to our employees, our executive officers, our directors, and to consultants and vendors..
▪	an aggregate of 600,000 shares of restricted stock given to our executive officers and certain key employees whose vesting is contingent on continued employment by us.

Our largest stockholders may take actions that are contrary to your interests, including selling their stock.

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may have interests that are different from those of our other shareholders. In addition, the average number of shares of our stock that trade each day is generally low. As a result, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

We may have to sell additional equity securities in the future which will dilute the portion of Forticell’s equity owned by our current stockholders.

In addition to a number of private placements of our equity securities in the past 5 years, in the future we will probably have to sell more shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock. In the future we will also issue additional options to purchase our common stock to our employees, our executive officers, our directors and to consultants and vendors. All such sales and issuances of our common stock, other equity securities and warrants and options to purchase our common stock, will dilute the portion of our equity owned by our current stockholders.

The price protection provisions of most of our outstanding warrants and in our outstanding Series A and A-1 convertible preferred stock might prevent increases in the market price of our common stock.

During the past five years we have sold a large amount of our common stock and our convertible preferred stock in numerous private placements we have completed. We have also entered into other private transactions including our acquisition of Hapto Biotech, Inc. in 2006 in which we issued shares of our common stock. In those private placement sales and in those other private transactions, we also issued warrants to purchase shares of our common stock. At the present time all of our outstanding warrants (not including stock options we have granted to our employees and former directors) entitle the holders of those warrants to purchase a total of 51,679,352 shares of our common stock at the following exercise prices:

Range of Exercise Price	Number of Shares Purchasable
$0.01-0.015	978,000
0.50	15,666,680
0.55	9,866,693
1.00	23,349,626
1.79-2.15	626,961
3.08-4.50	787,786
6.00 and above	403,606
Total	51,679,352

In addition we have Series A, A-1, A-2, and D-1 convertible preferred stock outstanding which are convertible into an aggregate of 35,512,137 shares of our common stock. We sold such Series A Preferred with warrants (included in the above table) attached in a private placement in June and July 2007. At the same time in related transactions, we issued our Series A-1 and A-2 Preferred as consideration for cancellation by the holder of its right to share in our future revenues.

The Series A and Series A-1 Preferred and almost all of the warrants have price protection and other anti-dilution provisions which could reduce the exercise price of these warrants below the amounts set forth in the above table and also reduce the conversion prices of the Series A and A-1 Preferred. Such price protection and other anti-dilution provisions would be triggered if in the future we sell shares of our common stock below the exercise price of the warrants in question (or the conversion price of the A and A-1 Preferred), or sell or otherwise issue securities convertible into, or which entitle the holder to purchase shares of our common stock at a price which in effect (taking into consideration the price paid for the convertible security or warrant or option) is less than the exercise price of the warrant in question or less than the conversion price of the Series A and A-1 preferred. In the event that the conversion price of the Series A and the Series A-1 price are reduced as a result of such anti-dilution provisions, the number of shares of our common stock into which the Series A and A-1 preferred could be converted would be proportionately increased.

The closing price for our common stock on March 26, 2008 was $0.25.

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

The certificate of designations of our Series A, A-1 and A-2 convertible preferred stock requires significant payments upon a change of control.

Should we wish to enter into a merger transaction, or other transaction in which more than 50% of our voting shares are transferred, or other acquisition type transaction, such transaction would trigger payment of the liquidation preference amount of such preferred stock. Such payments could cause a suitor to pass on the transaction, an opportunity that could potentially increase shareholder value.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, earthquakes and wars could disrupt our operations or those of our contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and Lonza and our suppliers may carry liability insurance that protects us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and such other entities’ insurance policies or for which we or such other entities do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

If our operations expand we may not be able to maintain an effective system of internal controls over financial reporting.

Pursuant to Section 404 of the Sarbanes−Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, beginning for our year ended December 31, 2007, we have included in our annual report an assessment of the effectiveness of our internal control over financial reporting. Furthermore, beginning with year end December 31, 2009, our registered independent public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal controls, qnd / or if our independent registered public accounting firm cannot attest to our assessment, we could report a material weakness which could possibly result in a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements. We satisfactorily completed our assessment for the year ended December 31, 2007. Depending on the outcome of the FDA’s review of our PMA application for the use of ORCEL in the treatment of venous stasis ulcers, future internal control assessments may be more rigorous as a result of possible expanded operations as well as coordination of our reviews with Lonza, the third party manufacturer of our ORCEL product.

Item 2.  DESCRIPTION OF PROPERTY

We occupy 11,005 square feet of space in Columbia University's Audubon Biomedical Science and Technology Park in New York City, for laboratory and office space. We use our laboratories for assay development, wound healing research, biomaterial development, bioprocess development, histology, quality assurance testing and for two clean rooms where we produce ORCEL. Rent for the entire 11,005 square feet is $49,064 per month. We are currently leasing the space on a month to month basis.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote during the three months ended December 31, 2007.

Our annual meeting of our stockholders was held on December 20, 2007 at the Russ Berrie Medical and Science Pavilion, 1150 St. Nicholas Avenue, New York, New York. At the meeting our stockholders voted (cast both in person and by proxy) on six matters and all of such matters were approved.

The first matter voted on was the election of the members of our Board of Directors. All six of management’s nominees were elected and the tabulation of the votes was as follows:

Nominees for Director	FOR	WITHHELD
Costa Papastephanou	7,226,184	11,610
John Leone	7,200,242	37,552
Mark Bagnall	7,200,242	37,552
Shepard Goldberg	7,197,944	39,850
Raphael Hofstein	7,207,142	30,652
Andreas Vogler	7,209,507	28,287

There was no other director whose term of office as a director continued after the meeting.

The second matter upon which our stockholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP as our independent registered public accountants for 2007, such vote was as follows:

FOR	AGAINST	ABSTAIN
7,229,568	8,223	3

The third matter upon which our stockholders voted was the proposal to amend our certificate of incorporation to increase the number of shares that we are authorized to issue from 200,000,000 to 300,000,000 shares. Such vote was as follows:

FOR	AGAINST	ABSTAIN
7,156,439	58,810	22,545

The fourth matter upon which our stockholders voted was on the proposal to approve our 2006 Stock Award and Incentive Plan as amended. Such vote was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
4,206,430	128,486	20,699	2,882,179

The fifth matter upon which our stockholders voted was on the proposal to amend our Certificates of Designation of the relative rights and preferences of our Series A, A-1, and Series A-2 Convertible Preferred Stock. Such vote was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
4,319,413	25,035	11,167	2,882,179

The sixth matter upon which our stockholders voted was on the proposal to amend our Certificates of Incorporation to change our name to Forticell Bioscience, Inc. Such vote was as follows:

FOR	AGAINST	ABSTAIN
7,222,775	8,922	6,097

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on January 19, 1996, under the symbol “ORTC.” The common stock traded on the NASDAQ Small Cap market until August 2002, when it was delisted from the Small Cap market and commenced trading on the National Association of Securities Dealers' Bulletin Board, where it currently trades under the symbol “FORB.OB.” The following table sets forth the high and low sales prices of our common stock as reported by the Bulletin Board and the Pink Sheets for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
2007 Quarter
First	$0.79	$0.41
Second	0.80	0.55
Third	0.76	0.31
Fourth	0.60	0.33

2006 Quarter
First	$5.70	$2.10
Second	5.25	3.15
Third	3.50	0.77
Fourth	1.23	0.40

Security Holders

At February 26, 2008, there were 388 record holders of our common stock. There are 1,450 beneficial owners of our common stock whose shares are held in "street name."

Dividends

We have not paid and have no current plans to pay dividends on our common stock.

Recent Sales of Unregistered Securities

On October 22, 2007 we granted employee stock options to purchase 1,500,000 shares of our common stock at $0.52 per share under our 2006 Stock Award and Incentive Plan (2006 Plan). Options to purchase of 1,050,000 of these shares were granted to our executive officers. Additionally we granted 300,000 restricted shares under the same 2006 Plan to our chief executive officer. The grants of such options and shares were exempt from the registration requirements of the Act because such grants did not constitute sales of securities and pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering.

On December 17, 2007 and December 26, 2007 we issued 5.25 and 4.663 shares of our Series A Convertible Preferred Stock, convertible into 105,000 and 93,260 shares of our commons stock, respectively, to two different vendors in settlement of past due obligations in the aggregate amount of $71,840. Such issuances were exempt from the registration requirements of the Act pursuant to Section 4 (2) of the Act as transactions by an issuer not involving any public offering. There were no underwriting discounts or commissions involved in such issuances.

Item 6.                   MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

Plan of Operation

We are a development stage enterprise which had no operating revenue after December 2001.

The following is a list of the projected development activities on which we expect to focus during the next twelve months:

•	Completion of all FDA required test method development and validation;
•	Completion of development of the cell factory process to increase cell line expansion capacity and reduce costs;
•	Completion of prelaminated sponge project;
•	Validation at Lonza of a process which doubles our ORCEL manufacturing capacity;
•	Transfer of the cell factory process to Lonza, and
•	Production and expansion of cell inventory for use in the commercialization of ORCEL.

Additionally we may:

•	Examine potential licensing opportunities for use of our collagen and fibrin-based biomaterials in other tissue engineering applications,
•	Submit proposals to the appropriate agencies for the purpose of securing available research grants, and
•	Invest approximately $125,000 for equipment which will allow us to expand our collagen sponge manufacturing capacity.

We expect that the above projects will require our current level of staffing. We periodically review and adjust our staffing levels and operational expenses for maximum efficiency. Assuming a favorable outcome from the FDA in 2008 we believe our workforce should remain fairly constant

Our cash on hand at December 31, 2007 of $1.3 million was sufficient to fund our operations through mid March 2008. On March 25, 2008 we received a loan of $150,000 and we will need additional loans for the weeks ahead to continue our operations until the 100 Day FDA letter (“FDA Letter”) commenting on our PMA application is received. We are currently having discussions with current shareholders and potential investors about possible financing alternatives, similar to the loan received on March 25, to continue our operations until the receipt of the FDA Letter (which we reported in a Form 8K report dated February 29. 2008 was expected sometime in early 2008 but has not yet been received). Depending on the contents of the FDA Letter, we hope to raise at least an additional $3,000,000, and up to $4,000,000, after the FDA Letter is received to continue operations until a final determination about our ORCEL product is made by the FDA. Assuming an approval, we will then need to secure additional financing for our operations thereafter. We anticipate that at least a portion of the approximately 15,500,000 Series M Warrants with a $0.50 exercise price, issued in June and July 2007 and expiring thirty days after an announcement from us that FDA approval has been received, will be exercised in those thirty days and that the proceeds will allow us to continue operations until the completion of a new larger private placement or debt financing as soon as possible thereafter.

If we are not able to secure financing through the end of the FDA process and/or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it may be difficult to impossible for us to raise capital to continue our business operations.

We currently incur costs of approximately $600,000 on a monthly basis. However, the amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. We have determined that, if necessary, there are certain measures that we can take to reduce our monthly costs by approximately fifty percent if we think it is required to continue our operations.

As of December 31, 2007, we owed $1.75 million to trade creditors of which approximately $.4 million or 24% was owed to our contract manufacturer, Lonza Walkersville, Inc. Of the remaining $1.35 million, payment of approximately $1.1 million was past due.

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

Unless we obtain additional financing we will not be able to continue our business.

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

Stock-Based Compensation

We follow Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) and related interpretations in accounting for equity-based awards issued to employees and directors. The fair value of each of our stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on the historical volatility of our stock with reasonable assumptions regarding projected future events. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding. For warrants or options granted to non-employees, we measure fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. We amortize such cost over the related period of service.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R). SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2009. We are currently assessing the impact of SFAS 141(R) on our results of operations, financial condition and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007. We are currently assessing the impact of SFAS 159 on our results of operations, financial condition and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007. We are currently assessing the impact of SFAS 157 on our results of operations, financial condition and cash flows.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007.

Item 7.   FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.	(T) CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007 (“Evaluation Date”) have concluded that our disclosure controls and procedures were effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal controls over financial reporting were operating effectively as of December 31, 2007,

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including such certifying officers, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

This report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

(c) Changes in internal controls over financial reporting.

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the fourth quarter of 2007.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name	Age	Position
Costa Papastephanou, Ph.D.	62	Director, Chief Executive Officer
Alan W. Schoenbart	49	Chief Financial Officer & Secretary
John Leone	60	Director
Mark Bagnall	51	Director
Shepard Goldberg	52	Director
Raphael Hofstein, Ph.D.	58	Director
Andreas Vogler	45	Director

Directors

Costa Papastephanou was named chief executive officer and elected a director on June 21, 2007. He has been employed by us since February 2001 as our president and chief operating officer. Prior to joining us he was employed by Bristol Myers-Squibb for 30 years, the last 14 of which he was with Bristol Myers’ Convatec, a multinational ostomy and wound care management division. His last position at Convatec was as president of the global chronic care division, where he was responsible for that division’s sales and marketing, clinical trials, research and development, manufacturing, quality assurance and regulatory affairs. He holds a Ph.D. in Biochemistry from the University of Miami as well as a Master of Science in Microbial Biochemistry from the University of London.

John Leone was elected a director on June 29, 2007. The Board of Directors has appointed him our lead director. He is currently a partner at Paul Capital Partners with over 30 years of pharmaceutical industry experience. Most recently, he was president and chief executive officer of Cambrex Corporation, a leading life sciences company. Previously, he was at Aventis, where he served as senior vice president and chief operating officer of U.S. Commercial Operations. Among other initiatives, he spearheaded the successful integration of its predecessor companies, Rhone-Poulenc Rorer and Hoechst Marion Russell, to form Aventis. His industry experience also includes both domestic and international management roles with Pfizer and Wyeth. He received his BS degree in Engineering from the U.S. Military Academy at West Point and his MBA from the University of Colorado.

Mark Bagnall was elected a director on June 29, 2007. From May 2000 to June 2007, he served as senior vice president and chief finance and operations officer at Metabolex, Inc. Metabolex, Inc. is a privately held pharmaceutical company focused on the development of drugs to treat diabetes and related metabolic disorders. In the 12 years prior to joining Metabolex, he held the top financial position at four life science companies: Metrika, Inc., a privately held diagnostics company, and three public biotechnology companies, Progenitor, Inc., Somatix Therapy Corporation, and Hana Biologics, Inc. During his career in biotechnology, he has managed several private and public financings, merger and acquisition transactions, and corporate licensing agreements. He is currently consulting and serving on the board of directors of two other public companies: Adventrx, a position he has held since February 2004, and VIA Pharmaceuticals, a position he has held since June 2007. He received his Bachelor of Science degree in Business Administration from the U.C. Berkeley Business School and is a certified public accountant.

Shepard Goldberg was elected a director on June 29, 2007. He was recently senior vice president, operations and office of the president, at Emisphere Technologies, Inc. from 1998 to 2007. Emisphere is a publicly traded biopharmaceutical company charting new frontiers in drug delivery. From 1977 to 1998, he was president of Hydrovalve Co. Inc., a privately held manufacturing/distribution business with national and Canadian catalog sales. Since September 2007, he is serving on the board of Duska Therapeutics, a public company. He has a Bachelor of Science degree in Electrical Engineering and Computer Sciences from the Polytechnic Institute in New York City and an MBA in Marketing and Business Administration from Adelphi University.

Raphael Hofstein was elected a director on June 5, 2006. Since 1999, he has served as the managing director of Hadasit, Ltd., a technology holding company originally for Hadassah Medical Organization in Jerusalem, Israel. Hadasit is now a publicly owned company in Israel. Hadasit holds interests in a number of companies engaged in developing and marketing medical devices, biomedicines and medical diagnostic products. Pursuant to the April 14, 2006 agreement whereby we acquired Hapto Biotech, Inc., the former shareholders of Hapto Biotech have appointed him as one of their two designees to serve as directors of Forticell. From 1997 to 1999 he was the president of Mindsense Biosystems Ltd., an Israeli company engaged in the development of immune assays for different diagnosis in neuropsychiatry. From 1988 to 1997 he was employed by Ecogen, Inc. of Langhorne, Pennsylvania, first in Israel as scientific director of Ecogen Israel Partnership evaluating, funding and developing products, and from 1997 in Langhorne, Pennsylvania for the commercial development of novel microbial fungicides. He received master and doctoral degrees in life sciences and chemistry from the Weizman Institute of Science in Rehovot, Israel in 1976 and 1980, respectively, and post doctoral research fellowships from Harvard Medical School from 1980 to 1983.

Andreas Vogler was elected a director on June 5, 2006. Since 2002 he has been the managing general partner of BioMedical Innovations Ltd., a private equity fund that invests primarily in medical technology and healthcare companies. Pursuant to the April 14, 2006 agreement whereby we acquired Hapto Biotech, Inc., the former shareholders of Hapto Biotech have appointed him as one of their two designees to serve as directors of Forticell. Since receiving his masters degree in economics at the University of Basle in Switzerland in 1988, he was employed until 2002 by UBS Warburg (formerly Swiss Bank Corporation) as a securities analyst and in investment banking, primarily in the medical technology and healthcare fields. He serves as a chairman of our Israeli subsidiary, Hapto (Israel) Ltd. He is also a director of Raphael Medical Technologies Inc. and Bioscan Ltd., both private Israel technology companies in the development stage, and of Piexon AG, a Swiss industrial company. From 2002 to 2004 he served as a director of Hirslanden Group, the largest private hospital chain in Switzerland.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. With the exception of Dr. Papastephanou, all are non-employee directors.

Independence of Directors

All of our current directors except Dr. Papastephanou are independent as independence of directors is defined in the rules of the NASDAQ stock market.

Executive Officers

Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. One of our executive officers, Dr. Papastephanou, is also a member of our Board of Directors. Information with regard to Dr. Papastephanou is set forth above under the heading "Directors." The other executive officer is Alan W. Schoenbart.

Alan W. Schoenbart is our chief financial officer. He joined us in March 2004. From April 1999 to December 2003, he was CFO of Vizacom Inc., a publicly traded provider of consumer software and information technology services and products, and a designer of WiFi networks. From 1997 to 1999, he was CFO of Windswept Environmental and from 1995 to 1997, he was CFO of Advanced Media, Inc., both publicly held entities. From 1993 to 1995 he was controller of Goodtimes Entertainment, a privately held distributor of videos and software to mass merchant chains. From May 1981 to August 1993, he worked at KMPG as a manager and at other public accounting firms. He has a BS in Accounting from Fairleigh Dickinson University and is a certified public accountant.

We do not have an employment agreement with either Dr. Papastephanou or Mr. Schoenbart.

Significant Employee

Melvin Silberklang is our vice president for research and development and our Chief Scientific Officer. He has held those positions for all of the 11 years that he has been employed by us.

We do not have an employment agreement with Dr. Silberklang.

The Committees

Messrs. Goldberg and Bagnall are the members of our audit committee and are audit committee financial experts in that each has:

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

•	an understanding of internal controls and procedures for financial reporting, and
•	an understanding of audit committee functions.

Messrs. Goldberg and Leone are the members of our compensation committee.

Attendance at Meetings

During 2007, the Board of Directors, Audit Committee, and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent fourteen times, three times, and one time, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all forms filed under Section 16(a). Based solely on our review of the copies of those forms received by us, or written representations from such persons, all of our directors and our two executive officers, failed to file on a timely basis their September 26, 2007 option grants on Form 4, which were subsequently filed on a late Form 4.

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

The following table sets forth the compensation paid by us for our fiscal years ended December 31, 2007 and 2006 to (i) our principal executive officer (PEO) (ii) our other executive officer, and our Chief Scientific Officer (the "Named Executive Officers"). Additionally, it includes our former PEO and former chairman, Mr. Lipstein and Mr. Katz, respectively, who resigned in June 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		All Other Comp ($)		Total ($)
Costa Papastephanou, PEO	2007	240,000	—		93,988	(2)	10,897		344,885
Chief Executive Officer	2006	240,000	—		—		11,104		251,104

Alan Schoenbart	2007	210,000	—		48,859	(2)	—		258,859
Chief Financial Officer	2006	180,000	—		6,161	(3)	—		186,161

Mel Silberklang	2007	216,646	—		22,005	(2)	—		238,651
Chief Scientific Officer	2006	197,385	—		—		—		197,385

Steven Katz #	2007	75,000	—		—		750,868	(4)	825,868
	2006	150,000	79,281	(1)			11,949		241,230

Ron Lipstein #	2007	130,000	—		—		1,298,201	(4)	1,428,201
	2006	260,000	79,281	(1)	—		19,753		359,034

# - Mr. Katz served as our chairman until June 21, 2007. Mr Lipstein served as PEO until June 21, 2007 when Costa Papastephanou succeeded him as PEO.

(1) Mr. Katz and Mr. Lipstein’s bonus was equal to 1% of the funds raised on our behalf (whether such funds are raised in equity or debt financings or as a result of licensing transactions) as well as options to purchase a number of shares equal to up to 10% of the number of shares issued in any such financing transaction. Amount has been accrued but not paid. Amounts due for bonuses to former executives were forfeited in connection with our Cancellation Agreements. See “Certain Relationships and Related Transactions - Cancellation Agreements” for a fuller description of the terms of these Cancellation Agreements.

(2) Represents the 2007 vested portion of the aggregate fair value calculated utilizing a Black-Scholes model with the following assumptions: no dividend yield, 90% volatility, risk free rates ranging from 4.08% to 4.27%, and a 5 year expected life. The exercise prices equaled the stock prices on the dates of grant - $0.38 on 9/26/07 and $0.52 on 10/22/07. Option issuances were as follows on the respective 9/26/07 and 10/22/07 dates: Dr. Papastephanou: 1,000,000 and 500,000; Mr. Schoenbart: 250,000 and 550,000; and Dr. Silberklang: 250,000 and 100,000. All option awards were made pursuant to our 2006 Stock Award and Incentive Plan which was approved by our shareholders on December 20, 2007. The market value on that date of $0.38 was used to determine the award values for Black- Schole model purposes

(3) Represents Black-Scholes value of options to purchase 3,333 shares of common stock at $3.15 per share.

(4) See Certain Relationships and Related Transactions – Cancellation Agreements. Such termination payment included warrants to purchase 2,382,022 shares at $0.55 we issued to Mr. Lipstein and warrants to purchase 2,328,001 shares at $0.55 we issued to Mr. Katz, whose values were calculated using a Black-Scholes model with the following assumptions: five year expected life, risk free rates of 4.60% to 5.07%, 90% volatility, and no dividend yield. Such calculations were made at the various dates of our three closings when our stock price was $0.55 on June 18, 2007, $0.51 on July 25, 2007, and $0.50 on July 31, 2007.

Special Compensation to Executive Officers

Pursuant to a resolution adopted by our Board of Directors in 2001, we were required to pay to Mr. Ron Lipstein, our former chief executive officer, and to Dr. Steven Katz, the former chairman of our Board of Directors, one percent each of all moneys received by us from investors in the sale of our equity securities or from certain lenders. We were also required to issue to each of them options to purchase such number of shares of our common stock equal to ten percent of the shares issued by us in an equity financing, which options are exercisable at the prices paid by the investors for the shares we sell in the equity financing. With their consent we did not grant to either Dr. Katz or Mr. Lipstein options to purchase ten percent of the number of shares of our common stock that the purchasers of our Series E convertible preferred stock received upon conversion of their Series E preferred stock. A total of 254,454 options, to each of these former executives, were forfeited pursuant to our Cancellation Agreements. See “Certain Relationships and Related Transactions - Cancellation Agreements” for a fuller description of the terms of these Cancellation Agreements.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

						Stock awards
						Number of
						shares or		Market value
	Option awards					units of		of shares or
	Number of Securities			Option		stock that		units of stock
	Underlying			Exercise	Option	have not		that have not
	Unexercised Options (#)			Price	expiration	vested		vested
Name	Exercisable	Unexercisable		($)	date	(#)		($)

Costa Papastephanou, PEO	68	-		1,059.00	2/05/08
	200	-		94.50	6/12/08
	132	-		712.50	11/01/08
	268	-		907.50	1/03/09
	166	-		45.00	11/07/09
	500	-		61.50	2//06/10
	3,332	-		27.00	5/23/10
	250,000	750,000	(1)	0.38	09/26/14
	125,000	375,000	(2)	0.52	10/22/14
						300,000	(3)	156,000

Alan W. Schoenbart	501	167	(4)	27.75	11/22/11
	833	2,499	(5)	3.15	2/13/13
	62,500	187,500	(1)	0.38	9/26/14
	137,500	412,500	(2)	0.52	10/22/14
						200,000	(6)	104,000

Melvin Silberklang	68	-		930.00	5/24/08
	68	-		45.00	11/07/09
	166	-		61.50	2/06/10
	166	-		45.00	2/28/10
	166	-		27.00	5/23/07
	62,500	187,500	(1)	0.38	9/26/14
	25,000	75,000	(2)	0.52	10/22/14
						200,000	(6)	104,000

(1)   Vests in three equal annual amounts beginning September 26, 2008.
(2)   Vests in three equal annual amounts beginning October 22, 2008.
(3)   Vests in three equal annual amounts beginning October 25, 2008.
(4)   Vests on November 22, 2008.
(5)   Vests in 3 equal amounts on February 13, 2008, 2009, and 2010.
(6)   Awards vest in five equal monthly installments beginning January 1, 2008 and ending May 31, 2008.

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

Compensation of Directors

Drs. Mark Eisenberg, Steven Lilien, Allen I. Schiff, Raphael Hofstein, John Leone, Shepard Goldberg, Mark Bagnall, and Andreas Vogler were all non-employee Directors in 2007. Drs. Eisenberg, Lilien, and Schiff resigned from the board in June, 2007 at which time Messrs. Leone, Goldberg, and Bagnall were elected. In September 2007, for their services as directors, we granted 7 year options to Messrs. Leone, Bagnall, Goldberg, Hofstein, and Vogler for each of them to purchase 50,000 shares of our common stock at an exercise price of $0.38 per share. These options vest in 4 equal annual installments with 25% having vested in 2007.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Dr. Steve Lilien	12,000	22,800	-	34,800
Dr. Allen Schiff	12,000	19,000	-	31,000
John R. Leone	-	-	3,208	3,208
Mark Bagnall	-	-	3,208	3,208
Shepard Goldberg	-	-	3,208	3,208
Raphael Hofstein	-	-	3,208	3,208
Andreas Vogler	-	-	3,208	3,208

(1) Dr. Lilien and Dr. Schiff were awarded 60,000 and 50,000 shares, respectively. Such shares were issued for long outstanding directors and audit committee members fees due them and to ensure their continued service on our audit committee. The shares were priced based on the February 19, 2007 $0.53 closing price of our common stock. These share awards were made pursuant to our 2006 Stock Award and Incentive Plan which was approved by our shareholders on December 20, 2007. The market value on that date of $0.38 was used to determine the award values.

(2) In September 2007, for their services as directors, we granted 7 year options to Messrs. Leone, Bagnall, Goldberg, Hofstein and Vogler to purchase 50,000 shares each of our common stock each at an exercise price of $0.38 per share. These options vest in 4 equal annual amounts with 25% having vested in 2007. The amount of $3,212 represents the 2007 vested portion of the aggregate fair value calculated utilizing a Black-Scholes Model with the following assumptions: 90% volatility, a risk free rate of 4.08%, an expected life of 5 years, and no dividend yield.

Cancellation Agreements

On June 18, 2007 we entered into Cancellation Agreements with our former CEO and our former Chairman, Ron Lipstein and Steven Katz, respectively. Such agreements terminated their employment with us and require us to make certain payments to them. See “Certain Relationships and Related Transactions - Cancellation Agreements” for a fuller description of the terms of these Cancellation Agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 21, 2008 by: (i) each director, (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All shares of our common stock subject to options currently exercisable or exercisable within 60 days of March 21, 2008, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 13,678,015 shares outstanding on March 21, 2008, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 3960 Broadway, New York, New York 10032.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage Ownership

Costa Papastephanou	391,809	(1)	2.8%

Alan W. Schoenbart	364,464	(2)	2.6%

Melvin Silberklang	88,133	(3)	*

John Leone	12,500	(3)	*

Mark Bagnall	12,500	(3)	*

Shepard Goldberg	12.500	(3)	*

Raphael Hofstein Hadassah P.O. Box 12000 Jerusalem 91120 Israel	12,500	(3)	*

Andreas Vogler BioMedical Innovations, Ltd. Bleicherweg 45 8002 Zurich, Switzerland	1,489,000	(4)	9.9%

Paul Royalty Fund, L.P. c/o Paul Capital Advisors, L.L.C. Two Grand Central Tower 140 East 45th Street, 44th Floor New York, New York 10017	1,500,000	(5)	9.9%

Platinum-Montaur Life Sciences, LLC 152 West 57th Street, 4th Floor New York, New York 10019	1,500,000	(6)	9.9%

Vicis Capital Master Fund 126 E. 56th Street, 7th Floor New York, NY 10022	1,500,000	(6)	9.9%

Patrick J. O’Donnell c/o Starboard Specialty Funds 200 W. Adams Street, Suite 1015 Chicago, Illinois 60606	1,500,000	(6)	9.9%

SXJE LLC 2800 Brion Circle Lancing, MI 48912	1,500,000	(6)	9.9%

Firebird Global Master Fund, Ltd. Firebird Management LLC Attention: Jamie Kanterman 152 West 57th Street New York, New York	1,500,000	(6)	9.9%

Firebird Global Master Fund II, Ltd. Firebird Management LLC Attention: Jamie Kanterman 152 West 57th Street New York, New York 10019	1,500,000	(6)	9.9%

Jason Adelman 590 Madison Avenue New York, NY 10022	1,500,000	(6)	9.9%

Ron Lipstein 585 Green Place Woodmere, New York 11598	1,500,000	(6)	9.9%

Steven Katz 655 Rutland Avenue Teaneck, New Jersey 07666	1,500,000	(6)	9.9%

Jacob Gottlieb 950 Third Avenue New York, NY 10022	1,151,701	(7)	8.4%

SDS Capital Group SPC, Ltd. 53 Forest Avenue, Suite 201 Old Greenwich, CT 06870	1,465,000	(8)	9.9%

BIP Ventures Partners SICAR SA I, Rue des Coquelicots 1356 Luxembourg Luxembourg	1,053,513	(9)	7.2%

Denkaria B.V. Startbaan 5 A suite 6b 1185 XP AMSTELVEEN NETHERLAND	904,090	(10)	6.6%

Steven Putzi 587 Cliff Road Honesdale, Pennsylvania 18431	900,000	(11)	6.2%

Valley Forge Investments Limited Attention: Melanie Pallot c/o Stonehage Ltd. Sir Walter Raleigh House 48/50 Esplanade St. Helier, JE1 4HH	787,578	(12)	5.4%

All executive officers and directors as a group (7 persons)	2,295,273	(13)	14.7%

Series A Convertible Preferred Stock – 1,146.292 shares outstanding

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage Ownership
Platinum-Montaur Life Sciences, LLC 152 West 57th Street, 4th Floor New York, New York 10019	355.00		31.0%

Vicis Capital Master Fund 126 E. 56th Street, 7th Floor New York, NY 10022	152.50		13.3%

Firebird Global Master Fund, Ltd. Firebird Management LLC Attention: Jamie Kanterman 152 West 57th Street New York, NY 10019	100.00	(14)	8.7%

SXJE LLC 2800 Brion Circle Lancing, MI 48912	64.09		5.6%

Series A-1 Convertible Preferred Stock – 500 shares outstanding

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percentage Ownership
Paul Royalty Fund, L.P. c/o Paul Capital Advisors, L.L.C. Two Grand Central Tower 140 East 45th Street, 44th Floor New York, New York 10017	500.00	100%

Series A-2 Convertible Preferred Stock – 500 shares outstanding

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percentage Ownership
Paul Royalty Fund, L.P. c/o Paul Capital Advisors, L.L.C. Two Grand Central Tower 140 East 45th Street, 44th Floor New York, New York 10017	500.00	100%

Series D-1 Convertible Preferred Stock – 5,948.6148 shares outstanding

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percentage Ownership
SDS Capital Group SPC, Ltd. 53 Forest Avenue, 2nd Floor Old Greenwich, CT 06870	948.5121	15.9%

Cipher 06 LLC 590 Madison Avenue New York, NY 10022	5,000.1027	84.1%

* Less than one percent.

(1) Includes 379,667 shares of common stock underlying stock options.

(2) Includes 202,167 shares of common stock underlying stock options.

(3) Consists of shares of common stock underlying stock options. With respect to Dr. Hofstein, does not include 431,186 shares and warrants to purchase 10,206 shares owned by HBL Hadasit BioHoldings Limited, of which company Dr. Hofstein is the managing director. Dr. Hofstein disclaims any beneficial ownership of such shares or warrants.

(4) Includes 770,588 shares of common stock underlying warrants and stock options and 507,960 shares upon conversion of Series A Convertible Preferred stock.

(5) Includes 1,500,000 shares issuable upon exercise of outstanding Series A-1 Convertible Preferred Stock.

(6) Includes 1,500,000 shares issuable upon exercise of outstanding warrants and/ or the conversion of Series A Convertible Preferred Stock.

(7) Includes 1,039,701 shares and warrants to purchase an additional 112,000 shares, owned by the four Visium Funds of which Visium Asset Management, LLC (VAM) is the Investment Advisor.  Visium Capital Management, LLC (VCM) is the general partner or two of the four funds. Jacob Gottlieb is the principal of VAM and the sole managing member of VCM.  Mr. Gottlieb has voting and dispositive power over these shares.

(8) Includes 1,050,282 shares issuable upon exercise of outstanding warrants. According to a Schedule 13G/A filed jointly on February 14, 2008, by SDS Capital Group SPC, Ltd., SDS Management LLC, its investment advisor, and Steve Derby, the sole manager of the investment advisor, all three persons share voting and dispositive power over these shares.

(9) Includes 651,953 shares issuable upon exercise of outstanding warrants and 401,560 shares issuable upon conversion of Series A Convertible preferred stock.

(10) Includes 114,513 shares issuable upon the exercise of outstanding warrants.

(11) Includes 500,000 shares issuable upon exercise of outstanding warrants and 400,000 shares issuable upon conversion of Series A Convertible preferred stock.

(12) Includes 526,432 shares issuable upon exercise of outstanding warrants and 261,146 shares issuable upon conversion of Series A Convertible preferred stock.

(13) Includes 644,334 shares of common stock underlying stock options and 770,588 shares underlying warrants. Also includes 507,960 shares upon conversion of Series A Convertible Preferred stock. With respect to Dr. Hofstein, does not include 431,186 shares and warrants to purchase 10,206 shares owned by HBL Hadasit BioHoldings Limited, of which company Dr. Hofstein is the managing director. Dr. Hofstein disclaims any beneficial ownership of such shares or warrants.

(14) Includes 50 shares each of Series A Convertible Preferred Stock held by Firebird Global Fund, Ltd. and Firebird Global Fund II, Ltd.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,516,897		$0.77	1,749,770
Equity compensation plans not approved by security holders	11,476,259	(1)	$37.33	-
Total	14,993,156			1,749,770

(1)	This includes warrants issued in 2007 to purchase 9,866,693 common shares as follows:

•
As described below in Item 12, under Cancellation Agreements, in June 2007 we entered into agreements with Ron Lipstein, our former chief executive officer, and Steven Katz, our former chairman, in which we and they agreed to terminate agreements we had with them to pay them 2.99 times their average annual salaries for the last 5 years if we terminated their employment with us. In connection therewith we issued 5 year warrants to Messrs. Lipstein and Katz entitling Mr. Lipstein to purchase 2,382,022 shares, and Dr. Katz to purchase 2,328,001 shares of our common stock at an exercise price of $0.55 per share.

•	Our placement agent received five-year warrants to purchase an aggregate of 3,156,670 shares of our common stock at $0.55 per share in connection with our June- July 2007 Series A Preferred Financing.

•
Under an advisory agreement with our placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our chief executive officer and chairman, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, each described elsewhere in this report) we agreed to issue warrants, identical to those issued in the Series A Preferred financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Obligation to Elect Directors

The April 14, 2006 agreement whereby we acquired Hapto provides that if our shareholders do not elect two designees of the former shareholders of Hapto as directors of Forticell for the earlier of (i) the two years ending in April 2008, or (ii) until such time as the number of shares of our common stock acquired by the former shareholders of Hapto in our acquisition of Hapto amount to less than 5% of our common stock then outstanding, we will be required to issue an additional 116,667 shares of our common stock to the former shareholders of Hapto for each such Hapto designee that is not elected as a director of Forticell. The former shareholders of Hapto have selected Raphael Hofstein and Andreas Vogler as their designees to serve as directors of Forticell.

Cancellation Agreements

In June 2007 we entered into agreements with Ron Lipstein, our former chief executive officer, and Steven Katz, our former chairman, in which we and they agreed to terminate agreements we had with them to pay them 2.99 times their average annual salaries for the last 5 years if we terminated their employment with us. Under the terms of those June 2007 agreements, we paid Mr. Lipstein $215,000 plus $20,000 for consulting services we would ask him to provide for six months ending in December 2007, and we paid Dr. Katz $65,000. We also agreed to pay to Mr. Lipstein $90,000 thirty days after, and a final payment of $190,000 ninety days after, and to pay Dr. Katz $45,000 thirty days after, and a final payment of $75,000 ninety days after we receive a letter in response to our Pre Market Approval (PMA) application to be filed with the FDA for commercial sales of our ORCEL to treat venous stasis ulcers, which are normally sent by the FDA to a sponsor of a clinical trial within 100 days after such sponsor files a PMA application for commercial sales of a drug or device. We also granted 5 year warrants to Messrs. Lipstein and Katz entitling Mr. Lipstein to purchase 2,382,022 shares, and Dr. Katz to purchase 2,328,001 shares of our common stock at an exercise price of $0.55 per share. We are required to issue additional warrants on like terms to Messrs. Lipstein and Katz to purchase such number of shares of our common stock equal to 3½% of the shares of common stock (a) we sell, or are required to issue upon conversion or exercise of convertible securities or warrants we sell, to raise not more than $6,300,000 within the period ending 30 days after (and if) we publicly announce our receipt of written notice from the FDA granting us the right to make commercial sales of ORCEL for the treatment of venous stasis ulcer (“the FDA clearance letter”), and (b) we issue also within 30 days after (and if) we publicly announce our receipt of the FDA clearance letter to our trade and other creditors in satisfaction of the obligations we owe them, over and above the number of shares of our common stock, we issue to such creditors in that period in satisfaction of $3,000,000 of our obligations to them. Messrs. Lipstein and Katz surrendered all options previously received by them to purchase our common stock.

In such agreements with Messrs. Lipstein and Katz, they agreed to cancel deferred compensation we owed them of $233,300 and $366,221, respectively, and an additional $23,981 we owed them. In exchange we paid each of them $25,000 and granted Mr. Lipstein an option to purchase 12 A Preferred shares and Dr Katz an option to purchase 8 A Preferred shares at an exercise price of $100 per A Preferred share, plus the number of Series A, M, and M-1 warrants they would have been entitled to receive if they had purchased such A Preferred shares in the private placement sale we made of such A Preferred shares in June 2007. Such options are exercisable in the same 30 days period after (and if) we publicly announce our receipt of the FDA clearance letter by our filing of a current report to that effect on form 8-K with the SEC. In March 2008, Messrs. Lipstein and Katz exercised their options to buy, respectively, 12 and 8 shares of our A Preferred. As a result they are entitled to acquire the following additional number of shares of our common stock upon:

	Lipstein	Katz
Conversion of the A Preferred shares	240,000	160,000
Exercise of warrants:
Series A @ $1.00 per common share	120,000	80,000
Series M @ $0.50 per common share	120,000	80,000
Series M-1 @ $1.00 per common share	60,000	40,000
Total shares	540,000	360,000

Agreement with respect to termination of employment

On March 28, 2008, we entered into agreements with Alan W. Schoenbart, our chief financial officer, providing that in the event we terminated Mr. Schoenbart’s employment without cause we would pay him nine months salary and provide him and his family with health insurance coverage, at our expense, until the earlier of one year after the termination of his employment or until he becomes eligible to participate in the health insurance plan of a new employer. The agreement also provides for acceleration of the vesting date of portions of his options to purchase shares of our common stock and that the vested portions of his options will not expire because of the termination of his employment. The definition of “cause” which would entitle us to terminate his employment without requiring us to make the payments or observe the other provisions of our agreement with Mr. Schoenbart, is set forth in the agreement which is filed as Exhibit 10.2 to this report.

Item 13.  EXHIBITS

No.	Description
3.1*	Amended and Restated Articles of Incorporation and amendments thereto.
3.2	ByLaws. (Incorporated by Reference to Exhibit 3.2 to Form 10-QSB for the quarter ended March 31, 2007, filed with the Commission on July 3, 2007, Commission File No. 0-27368).
10.1*	2006 Stock Award and Incentive Plan as amended.
10.2*	Agreement with respect to termination of employment of Alan W. Schoenbart dated March 28, 2008.
10.3
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

10.4
Amendment No. 1 dated October 18, 2004 to the Cell Therapy Manufacturing Agreement dated October 29, 2003 between Ortec International, Inc. and Cambrex Bio Science Walkersville, Inc. (Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the Commission on March 31, 2005, Commission File No. 0-27368)

10.5	Form of Restricted Stock Award (Incorporated by reference to Exhibit 4.1 of Form 8-K dated June 27, 2005, filed with the Commission on July 1, 2005, Commission File No. 0-27368)
10.6
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

10.10
Cancellation Agreement between Ortec International, Inc and Steven Katz dated June 18, 2007. (Incorporated by Reference to Exhibit 10.7 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.11
Warrant issued to Ron Lipstein pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.8 to Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.12
Warrant issued to Steven Katz pursuant to Cancellation Agreement dated June 18, 2007. (Incorporated by Reference to Exhibit 10.9 of Form 8-K/A dated June 18, 2007, filed with the Commission on June 25, 2007, Commission File No. 0-27368).

10.13
Agreement dated September 26, 2007 between Ortec and Lonza (Incorporated by Reference to Exhibit 10.1 to From 8-K dated September 26, 2007, filed with the Commission on October 1, 2007, Commission File No. 0-27368).

10.14
Material Transfer and Technology Evaluation Agreement between CJ CheilJedang Corp. and Ortec International, Inc. dated December 14, 2007. (Incorporated by Reference to Exhibit 10.1 to From 8-K dated December 21, 2007, filed with the Commission on December 21, 2007, Commission File No. 0-27368).

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

Item 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed by BDO Seidman, LLP our independent registered public accounting firm, for services rendered by such firm during the fiscal year ended December 31, 2007.

Audit Fees

BDO Seidman, LLP billed $165,000 and $185,000 in the aggregate for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements for the fiscal years ended December 31, 2007 and 2006, respectively.

BDO Seidman, LLP did not perform any other services for us in 2007 and 2006.

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

Dated: March 31, 2008	Forticell Bioscience, Inc.

	By:	/s/ Costa Papastephanou Costa Papastephanou
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on March 31, 2008 in the capacities indicated below.

Signature	Title
/s/ Costa Papastephanou Costa Papastephanou	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Alan W. Schoenbart Alan W. Schoenbart	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John Leone John Leone	Director
/s/ Mark Bagnall Mark Bagnall	Director
/s/ Andreas Vogler Andreas Vogler	Director
/s/ Shepard Goldberg Shepard Goldberg	Director
/s/ Raphael Hofstein Raphael Hofstein	Director

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2007and 2006
and for the cumulative period from March 12, 1991 (inception) to December 31, 2007	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the cumulative period from
March 12, 1991 (inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006,
and for the cumulative period from March 12, 1991 (inception) to December 31, 2007	F-11

Notes to Consolidated Financial Statements	F-13

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Forticell Bioscience, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Forticell Bioscience, Inc. (a development stage enterprise) as of December 31, 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the period from March 12, 1991 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forticell Bioscience, Inc. at December 31, 2007, and the results of the Company’s operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from March 12, 1991 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a deficit accumulated in the development stage of $166 million. This factor, among others, as discussed in Note 1 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

New York, New York
March 31, 2008

F2

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS

Current assets:
Cash and cash equivalents	$1,301,795
New York state tax credits receivable	500,000
Prepaid and other current assets	149,997
Total current assets	1,951,792
Property and equipment, net	200,272
Patent application costs, net	409,080
Deposits and other assets	223,927
Total assets	$2,785,071

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,768,232
Capital lease obligation - current	2,113
Current maturities of promissory notes	67,632
Total current liabilities	2,837,977

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Convertible
Series A, stated value $10,000 per share; authorized 20,000 shares;
1,201.581 shares issued and outstanding; liquidation preference $12,015,810	6,735,940
Less: subscription receivable to purchase 4 shares	(40,000)
Series A-1, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700
Series A-2, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000
Series D-1, stated value $10 per share; authorized 20,000 shares;
5,948.6148 shares issued and outstanding; liquidation preference of $59,486	15,090,903
Series D-2, stated value $10 per share; authorized 20,000 shares;
no shares issued and outstanding; liquidation preference $0	-
Common stock, $.001 par value; authorized, 300,000,000 shares; 11,972,235 shares issued and outstanding	11,972
Additional paid-in capital	136,327,084
Deficit accumulated during the development stage	(165,632,347)
Deferred compensation	(80,329)
Accumulated other comprehensive loss	(9,829)
Total shareholders’ deficit	(52,906)
Total liabilities and shareholders’ deficit	$2,785,071

The accompanying notes are an integral part of these statements.

F3

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2007	2006	2007

Product Revenue	$-	$-	$265,665

Expenses
Product and laboratory costs	1,138,608	4,341,932	36,267,688
Personnel	5,330,723	4,106,303	50,807,720
General and administrative	2,197,500	1,353,414	24,166,232
Rent	705,370	730,320	5,881,997
Consulting	-	-	5,702,651
Interest expense	6,767,381	9,027,748	45,106,174
Other (income) expense	(317,369)	(101,804)	(2,973,391)
Gain on extinguishment of revenue interest assignment obligation	(35,527,695)	-	(35,527,695)
Purchased in-process research and development costs	-	11,073,743	11,073,743
Change in value of warrants	-	(12,042,565)	(12,042,565)
Loss on settlement of promissory notes	-	-	13,081,453
Lease termination costs	-	-	1,119,166
Loss on extinguishments of debt and series A preferred shares	-	-	1,004,027
	(19,705,482)	18,489,091	143,667,200

Income (loss) before income tax benefit	19,705,482	(18,489,091)	(143,401,535)

Income tax benefit	(250,000)	(489,000)	(739,000)

Net income (loss)	19,955,482	(18,000,091)	(142,662,535)

Preferred stock dividends	-	151,035	3,162,609
Preferred stock and warrants deemed dividends and discounts	6,519,536	277,972	19,807,203

Net income (loss) applicable to common shareholders	$13,435,946	$(18,429,098)	$(165,632,347)

Net income (loss) per share
Basic	$1.18	$(2.60)
Diluted	$0.59	$(2.60)

Weighted average shares outstanding
Basic	11,426,005	7,074,724
Diluted	31,670,788	7,074,724

The accompanying notes are an integral part of these statements.

F4

 FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common stock		Preferred stock series					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	-	-	-	-	-	$860	-	-	-	$870
First private placement ($45 per share)	1,450	2	-	-	-	-	-	64,998	-	-	-	65,000
The Director ($172.50 and $795 per share)	994	1	-	-	-	-	-	249,999	-	-	-	250,000
Second private placement ($1413.75 per share)	354	-	-	-	-	-	-	500,000	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(21,118)	-	-	-	(21,118)
Net loss	-	-	-	-	-	-	-	-	(281,644)	-	-	(281,644)
Balance at December 31, 1991	13,156	13	-	-	-	-	-	794,739	(281,644)	-	-	513,108
Second private placement ($1,413.75 per share)	176	-	-	-	-	-	-	250,006	-	-	-	250,006
Second private placement ($1,413.75 per share)	152	-	-	-	-	-	-	215,467	-	-	-	215,467
Stock purchase agreement with the Director ($1,413.75 per share)	212	-	-	-	-	-	-	299,998	-	-	-	299,998
Share issuance expense	-	-	-	-	-	-	-	(35,477)	-	-	-	(35,477)
Net loss	-	-	-	-	-	-	-	-	(785,941)	-	-	(785,941)
Balance at December 31, 1992	13,696	13	-	-	-	-	-	1,524,733	(1,067,585)	-	-	457,161
Third private placement ($1,500 per share)	731	1	-	-	-	-	-	1,096,499	-	-	-	1,096,500
Third private placement ($1,500 per share)	150	-	-	-	-	-	-	225,000	-	-	-	225,000
Stock purchase agreement with Home
Insurance ($1,350 per share)	741	1	-	-	-	-	-	999,998	-	-	-	999,999
Stock purchase agreement with the Director ($1,413.75 per share)	142	-	-	-	-	-	-	200,000	-	-	-	200,000
Shares issued in exchange for commission	4	-	-	-	-	-	-	6,000	-	-	-	6,000
Share issuance expenses	-	-	-	-	-	-	-	(230,207)	-	-	-	(230,207)
Net loss	-	-	-	-	-	-	-	-	(1,445,624)	-	-	(1,445,624)
Balance at December 31, 1993	15,464	15	-	-	-	-	-	3,822,023	(2,513,209)	-	-	1,308,829
Fourth private placement ($1,500 per share)	263	-	-	-	-	-	-	397,712	-	-	-	397,712
Stock purchase agreement with Home
Insurance ($1,500 per share)	333	1	-	-	-	-	-	499,999	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(8,697)	-	-	-	(8,697)
Net loss	-	-	-	-	-	-	-	-	(1,675,087)	-	-	(1,675,087)
Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	-	-	522,757
Rent forgiveness by Director	-	-	-	-	-	-	-	40,740	-	-	-	40,740
Net loss	-	-	-	-	-	-	-	-	(1,022,723)	-	-	(1,022,723)
Balance at December 31, 1995	16,060	16	-	-	-	-	-	4,751,777	(5,211,019)	-	-	(459,226)
Initial public offering	8,000	8	-	-	-	-	-	5,999,992	-	-	-	6,000,000
Exercise of warrants	226	-	-	-	-	-	-	33,885	-	-	-	33,885
Fifth private placement ($973.50 per share)	6,394	6	-	-	-	-	-	6,220,791	-	-	-	6,220,797
Share issuance expenses	-	-	-	-	-	-	-	(1,580,690)	-	-	-	(1,580,690)
Stock options issued for services	-	-	-	-	-	-	-	152,000	-	-	-	152,000
Net loss	-	-	-	-	-	-	-	-	(2,649,768)	-	-	(2,649,768)
Balance at December 31, 1996	30,680	30	-	-	-	-	-	15,577,755	(7,860,787)	-	-	7,716,998
Exercise of warrants	7,726	8	-	-	-	-	-	10,822,783	-	-	-	10,822,791
Share issuance expenses	-	-	-	-	-	-	-	(657,508)	-	-	-	(657,508)
Stock options and warrants issued for services	-	-	-	-	-	-	-	660,000	-	-	-	660,000
Net loss	-	-	-	-	-	-	-	-	(4,825,663)	-	-	(4,825,663)
Balance at December 31, 1997 (carried forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618

F5

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common Stock		Preferred stock series					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 1997 (brought forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618
Exercise of warrants	1,477	2	-	-	-	-	-	1,281,955	-	-	-	1,281,957
Stock options and warrants issued for services	-	-	-	-	-	-	-	1,920,111	-	-	-	1,920,111
Sixth private placement
Common shares issued ($1500.38 per share)	1,333	1	-	-	-	-	-	1,788,697	-	-	-	1,788,698
Warrants to purchase 334 shares at $1,800 per share	-	-	-	-	-	-	-	211,302	-	-	-	211,302
Share issuance expenses	-	-	-	-	-	-	-	(48,000)	-	-	-	(48,000)
Purchase of 44 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(67,272)	-	(67,272)
Net loss	-	-	-	-	-	-	-	-	(8,412,655)	-	-	(8,412,655)
Balance at December 31, 1998	41,216	41	-	-	-	-	-	31,557,095	(21,099,105)	(67,272)	-	10,390,759
Exercise of warrants	94	-	-	-	-	-	-	14,103	-	-	-	14,103
Stock options and warrants issued for services	-	-	-	-	-	-	-	64,715	-	-	-	64,715
Seventh private placement
Common shares issued ($1,312.50 per share)	2,594	3	-	-	-	-	-	3,168,782	-	-	-	3,168,785
Warrants to purchase 519 shares – 210 at $1,875 per share an d 209 at $2,175 per share	-	-	-	-	-	-	-	236,291	-	-	-	236,291
Placement agent warrants to purchase 260 shares at $1,575 per share	-	-	-	-	-	-	-	232,000	-	-	-	232,000
Eighth private placement ($825 per share)	10,909	11	-	-	-	-	-	8,999,991	-	-	-	9,000,002
Share issuance expenses	-	-	-	-	-	-	-	(619,908)	-	-	-	(619,908)
Purchase of 61 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(75,518)	-	(75,518)
Net loss	-	-	-	-	-	-	-	-	(10,040,509)	-	-	(10,040,509)
Balance at December 31, 1999	54,813	55	-	-	-	-	-	43,653,069	(31,139,614)	(142,790)	-	12,370,720
Exercise of options and warrants	1,170	1	-	-	-	-	-	327,281	-	-	-	327,282
Stock options and warrants issued for services	-	-	-	-	-	-	-	56,265	-	-	-	56,265
Ninth private placement
Common stock issued ($2,250 per share)	444	-	-	-	-	-	-	1,000,005	-	-	-	1,000,005
Placement agent warrants (18 at $2,250 per share)	-	-	-	-	-	-	-	23,000	-	-	-	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	-	-	-	-	-	8,421,063	-	-	-	8,421,071
Share issuance expenses	-	-	-	-	-	-	-	(641,500)	-	-	-	(641,500)
Purchase of 29 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(34,855)	-	(34,855)
Net loss	-	-	-	-	-	-	-	-	(12,129,663)	-	-	(12,129,663)
Balance at December 31, 2000	64,745	64	-	-	-	-	-	52,839,183	(43,269,277)	(177,645)	-	9,392,325
Stock options to purchase 400 shares for services	-	-	-	-	-	-	-	188,080	-	-	-	188,080
Net loss	-	-	-	-	-	-	-	-	(15,885,377)	-	-	(15,885,377)
Balance at December 31, 2001	64,745	64	-	-	-	-	-	53,027,263	(59,154,654)	(177,645)	-	(6,304,972)
Exercise of options and warrants	2,381	2	-	-	-	-	-	355	-	-	-	357
Stock options and warrants issued for services	-	-	-	-	-	-	-	113,060	-	-	-	113,060
Warrants issued with convertible debentures	-	-	-	-	-	-	-	440,523	-	-	-	440,523
Warrants issued with redeemable preferred stock	-	-	-	-	-	-	-	559,289	-	-	-	559,289
Convertible debenture conversion benefit	-	-	-	-	-	-	-	1,042,663	-	-	-	1,042,663
Redeemable convertible preferred conversion benefit	-	-	-	-	-	-	-	1,097,886	-	-	-	1,097,886
Issuance of series B preferred stock (938 shares at $10,000 per share)	-	-	9,382,742	-	-	-	-	-	-	-	-	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	-	-	-	-	3,486,318	-	-	-	7,338
Shares issuance costs – preferred stock	-	-	(866,612)	-	-	-	-	304,615	-	-	-	(561,997)
Preferred stock dividends	25,021	25	-	-	-	-	-	1,125,909	(1,125,934)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(21,578,021)	-	-	(21,578,021)
Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)

F6

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common stock		Preferred stock series					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)
Exercise of options and warrants	26,583	27	-	-	-	-	-	12,939	-	-	-	12,966
Issuance of preferred stock:
series B (200 shares), series C (948 shares)	-	-	2,000,000	5,690,000	-	-	-	-	-	-	-	7,690,000
Warrants issued with preferred stock	-	-	(490,567)	(1,225,632)	-	-	-	1,716,199	-	-	-	-
Warrant to purchase 5,000 shares at $30 per share issued for services	-	-	-	-	-	-	-	87,000	-	-	-	87,000
Share issuance costs – preferred stock	-	-	(393,488)	(797,327)	-	-	-	359,078	-	-	-	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	-	-	-	-	3,253,409	-	-	-	-
Conversion of series B preferred stock into series D preferred stock (483 shares)	-	-	(2,628,602)	-	2,628,602	-	-	-	-	-	-	-
Preferred stock deemed dividends and discounts	-	-	-	-	-	-	-	4,269,000	(4,269,000)	-	-	-
Preferred stock dividends	6,154	6	-	-	-	-	-	923,071	(923,077)	-	-	-
Common stock dividend to be distributed on series C preferred stock	-	-	-	-	-	-	-	336,550	(336,550)	-	-	-
Common stock to be issued in connection with promissory notes (10,467 shares)	-	-	-	-	-	-	-	287,000	-	-	-	287,000
Adjustment for one for ten reverse stock split	5	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,920,504)	-	-	(15,920,504)
Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	-	-	72,442,127	(103,307,740)	(177,645)	-	(24,476,407)
Issued in connection with promissory notes
Previously issued notes (FY 2002 above)	10,467	11	-	-	-	-	-	(11)	-	-	-	-
Issued in current fiscal year	22,122	22	-	-	-	-	-	746,180	-	-	-	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	-	-	-	-	-	-	-	828,540	-	-	-	828,540
Issued in connection with exercise of warrants	2,164	2	-	-	-	-	-	323	-	-	-	325
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	-	(137,752)	-	-	-	137,745	-	-	-	-
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	-	-	-	-	-	30,098	(30,099)	-	-	-
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer ($15.06 per share)	33,132	33	-	-	939,050	-	-	498,936	-	-	-	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	-	-	-	-	-	-	-	613,805	(613,805)	-	-	-
Option to purchase 6,667 shares at $30 per share issued to director for services	-	-	-	-	-	-	-	398,574	-	-	-	398,574
Warrant to purchase 5,000 shares at $30 issued for services	-	-	-	-	-	-	-	94,393	-	-	-	94,393
Warrant to purchase 937 shares at $48.75 issued in connection with lease	-	-	-	-	-	-	-	18,500	-	-	-	18,500
Share issuance expenses	-	-	-	-	-	-	-	(26,600)	-	-	-	(26,600)
Special warrant offer deemed dividends	-	-	-	-	-	-	-	1,123,000	(1,123,000)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,377,900)	-	-	(15,377,900)
Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)

F7

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common stock		Preferred stock series					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	-	-	274,500	-	-	(274,518)	-	-	-	-
January 2005 Private Placement:
Common stock issued	432,264	432	-	-	-	-	-	4,775,668	-	-	-	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	-	-	5,733,853	-	-	14,895,029	-	-	-	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange	218,912	219	-	(3,529,289)	3,620,702	-	-	6,261,816	(6,353,448)	-	-	-
Common stock issued for exercise of additional investment right from private placement	10,217	10	-	-	-	-	-	114,937	-	-	-	114,947
Common stock issued in connection with
February 2005 private placement	8,000	8	-	-	-	-	-	86,265	-	-	-	86,273
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	-	-	-	-	270,844	-	-	-	-
Common stock issued to officers	109,667	110	-	-	-	-	-	751,474	-	-	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	-	-	-	-	-	3,415	-	-	-	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	-	-	-	-	-	3,172,643	-	-	-	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	-	-	2,714,624	-	-	3,622,670	-	-	-	6,337,717
Return of excess preferred stock dividend	-	-	-	-	-	-	-	(17,891)	17,891	-	-	-
Modifications of Series E warrant prices	-	-	-	-	-	-	-	3,490,140	(1,264,247)	-	-	2,225,893
Warrants to purchase 5,000 shares issued for services	-	-	-	-	-	-	-	7,189	-	-	-	7,189
Share issuance expenses	-	-	-	-	-	-	-	(14,234)	-	-	-	(14,234)
Net loss	-	-	-	-	-	-	-	-	(32,586,847)	-	-	(32,586,847)
Balance at December 31, 2005 (carried forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)

F8

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

									Deficit
									accumulated			Total
								Additional	during the			shareholders’
	Common stock		Preferred stock series					paid-in	development	Treasury	Deferred	equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	stock	compensation	(deficit)
Balance at December 31, 2005 (brought forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	-	-	-	-	-	58	-	-	-	197
Warrant issued for vendor settlement	-	-	-	-	-	-	-	54,982	-	-	-	54,982
Warrant issued with promissory notes	-	-	-	-	-	-	-	7,262	-	-	-	7,262
Common stock and warrants issued for
Production suite charges (includes warrants to purchase 73,674 shares at $11.25 per share)	363,360	364	-	-	-	-	-	1,422,475	-	-	-	1,422,839
Placement agent fees	113,147	113	-	-	-	-	-	424,187	-	-	-	424,300
Hapto acquisition (includes warrants to purchase 200,000 shares at $4.50 per share)	2,031,119	2,031	-	-	-	-	-	10,692,540	-	-	-	10,694,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	-	-	(820,428)	-	-	820,342	-	-	-	-
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	-	-	-	-	-	-	6	-	-	-	-	6
Bridge loan converted into 301.333 shares of Series E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series E preferred stock	-	-	-	-	-	-	151,035	-	(151,035)	-	-	-
Conversion of 6,176 Series E preferred	2,822,078	2,822	-	-	-	-	(151,041)	148,219	-	-	-	-
Fair value of warrants reclassified as liabilities	-	-	-	-	-	-	-	(11,951,000)	-	-	-	(11,951,000)
Reduction of warrant liability	-	-	-	-	-	-	-	5,736,591	-	-	-	5,736,591
Modifications of Series E and F warrant prices	-	-	-	-	-	-	-	277,972	(277,972)	-	-	-
Transfer of Preferred stock series: D to D-1	-	-	-	-	(15,090,903)	15,090,903	-	-	-	-	-	-
Retirement of treasury shares	(134)	-	-	-	-	-	-	(177,645)	-	177,645
Share-based compensation	-	-	-	-	-	-	-	41,200	-	-	-	41,200
Share issuance expenses	-	-	-	-	-	-	-	(57,118)	-	-	-	(57,118)
Shares issued pursuant to deferred compensation plan	1,333	1	-	-	-	-	-	415	-	-	(416)	-
Restricted share awards	-	-	-	-	-	-	-	165,000	-	-	(165,000)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	334,678	334,678
Adjustment for one for fifteen reverse stock split	523	1	-	-	-	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(18,000,091)	-	-	(18,000,091)
Balance at December 31, 2006	8,963,870	$8,964	-	-	-	$15,090,903	-	$121,656,536	$(179,068,293)	-	$(293,183)	$(42,605,073)

F9

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

								Deficit
								accumulated	Accumulated		Total
							Additional	during the	other		shareholders’
	Common stock		Preferred stock series				paid-in	development	comprehensive	Deferred	equity
	Shares	Amount	A	A-1	A-2	D-1	capital	stage	income (loss)	compensation	(deficit)
Balance at December 31, 2006 (brought forward)	8,963,870	8,964	-	-	-	15,090,903	121,656,536	(179,068,293)	-	(293,183)	(42,605,073)
Comprehensive income:
Net income	-	-	-	-	-	-	-	19,955,482	-	-	19,955,482
Foreign currency translation	-	-	-	-	-	-	-	-	(9,829)	-	(9,829)
Total comprehensive income											19,945,653
Share-based compensation	-	-	-	-	-	-	271,407	-	-	-	271,407
Common stock and 250,000 stock options paid to directors	110,000	110	-	-	-	-	61,915	-	-	-	62,025
Series A Financing - gross proceeds
- A:1,191.668 shares , A-1 & A-2: 500 shares each @ $10,000, $11,000, and $4,100, ,respectively per share	-	-	11,916,680	5,500,000	2,050,000	-	-	-	-	-	19,466,680
- Value of attached series A: 11,916,680, M: 15,466,680 , and M-1: 7,733,340 warrants	-	-	(3,789,566)	-	-	-	3,789,566	-	-	-	-
- Placement, professional, and other fees	-	-	(1,463,014)	(6,300)	-	-	-	-	-	-	(1,469,314)
- Subscriber note receivable for 4 shares	-	-	(40,000)	-	-	-	-	-	-	-	(40,000)
- Accretion of discount related to Series A and A-1 preferred stock	-	-	-	-	-	-	5,231,744	(5,231,744)	-	-	-
- Series A warrants issued in connection with bridge financing to purchase 2,899,000 shares	-	-	-	-	-	-	1,003,747	-	-	-	1,003,747
- Series A: 9.913 shares to settle prior liabilities	-	-	71,840	-	-	-	-	-	-	-	71,840
Warrants and options issued in connection with cancellation Agreement for former officers:
- Five-year warrants to purchase 4,157,617 shares	-	-	-	-	-	-	1,855,515	-	-	-	1,855,515
-Issuance of option to purchase 20 shares of series A preferred stock with attached warrants	-	-	-	-	-	-	198,000	-	-	-	198,000
-Surrender of options to purchase 508,909 shares	-	-	-	-	-	-	(92,498)	-	-	-	(92,498)
Equity issued pursuant to advisory agreement:
- Warrants to purchase 2,000,000 shares	-	-	-	-	-	-	796,706	-	-	-	796,706
- Warrants to be exchanged for common stock	931,032	931	-	-	-	-	280,712	-	-	-	281,643
Effect of price reductions made to series H warrants	-	-	-	-	-	-	1,043,305	(1,043,305)	-	-	-
Series H warrants converted to common and
series A warrants to purchase 365,192 shares	2,002,444	2002	-	-	-	-	242,485	(244,487)	-	-	-
Share vested pursuant to 2003 restricted share grant	(35,127)	(35)	-	-	-	-	-	-	-	-	(35)
Legal expenses incurred	-	-	-	-	-	-	(12,056)	-	-	-	(12,056)
Adjustment for one for fifteen reverse stock split	16	-	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	212,854	212,854
Balance at December 31, 2007	11,972,235	$11,972	$6,695,940	$5,493,700	$2,050,000	$15,090,903	$136,327,084	$(165,632,347)	$(9,829)	$(80,329)	$(52,906)

The accompanying notes are an integral part of these statements.

F10

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$19,955,482	$(18,000,091)	$(142,662,535)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	176,258	202,600	5,945,704
Gain on extinguishment of debt	(35,527,695)	-	(35,527,695)
Loss on settlement of promissory notes	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Net equity issuance pursuant to cancellation agreements	1,961,017	-	1,961,017
Amortization of deferred compensation	212,854	334,678	836,671
Non-cash equity compensation	1,078,349	-	4,413,580
Non-cash interest	1,799,745	70,711	3,853,679
Non-cash imputed interest	4,951,000	8,881,000	38,966,586
Non-cash production suite charges	-	1,187,339	1,422,839
Share-based compensation	333,397	41,200	374,597
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishments of debt & series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	11,073,743	11,073,743
Change in fair value of warrants	-	(12,042,565)	(12,042,565)
Other	-	(6,710)	33,121
Change in operating assets and liabilities
Other current assets and other assets	(12,800)	(480,547)	(554,438)
Accounts payable and accrued liabilities	(2,050,872)	1,745,534	4,742,023
Net cash used in operating activities	(7,123,265)	(6,993,108)	(102,478,161)

Cash flow from investing activities
Purchases of property and equipment	(97,880)	(56,469)	(4,768,226)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(38,550)	(20,239)	(1,128,662)
Organization costs	-	-	(10,238)
(Security deposit) Security deposits refunded	3,806	(98,562)	(885,029)
Cash paid for Hapto acquisition, net of $19,422 cash received	-	(204,402)	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(132,624)	(379,672)	(6,923,085)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,949,000	1,750,000	17,347,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	197	1,362,860
Proceeds from insurance premium financing	138,000	176,400	814,400
Share issuance expenses and other financing costs	(1,481,370)	(57,119)	(6,922,735)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligation under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock -
Series A	8,381,975	-	9,581,975
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	5,526,829	5,526,829
Advances received	-	-	130,000
Repayment of insurance premium financing	(138,000)	(176,400)	(814,400)
Repayment of capital lease obligations	(7,020)	(20,387)	(612,201)
Repayment of loan payable	(6,751)	(41,635)	(1,287,547)
Repayment of obligation under revenue interest assignment	-	-	(11,414)
Repayment of notes payable	-	-	(515,500)
Repayment of promissory notes	(307,500)	(440,000)	(1,543,251)
Net cash provided by financing activities	8,528,334	6,717,885	110,694,184
Effect of exchange rate changes on cash and cash equivalents	16,311	(7,455)	8,857
Net Increase / (Decrease) in Cash And Cash Equivalents	1,288,756	(662,350)	1,301,795
CASH AND CASH EQUIVALENTS:
Beginning of year	13,039	675,389	-
End of year	$1,301,795	$13,039	$1,301,795

F11

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Cumulative From
			March 12, 1991
			(inception) to
	Year ended December 31,		December 31,
	2007	2006	2007
Supplemental disclosures of cash flow information:
Non-cash financing and investing activities
Accounts payable converted to preferred stock	$71,840	$-	$71,840
Accounts payable converted to promissory notes	-	-	837,468
Advances converted to promissory notes	-	-	130,000
Capital lease obligations	-	-	628,523
Deferred compensation	-	165,416	917,000
Deferred offering costs included in accrued professional fees	-	-	314,697
Financings costs - other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Share issuance expenses – warrants	-	-	255,000
Series B dividends on preferred stock paid in common shares	-	-	2,099,011
Series C dividends on preferred stock paid in common shares	-	-	576,013
Series E dividends on preferred stock paid in common shares	-	151,035	151,035
Accretion of discount on preferred stock and warrants	5,231,744	277,972	18,519,411
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock issued in lieu of common stock	-	-	12,343,679
Series D preferred stock converted to common stock	-	820,428	820,428
Series D preferred stock exchanged for series D-1 preferred stock	-	15,090,903	15,090,903
Series E preferred stock converted to common stock	-	151,041	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants - Series B	-	-	391,307
- Series C	-	-	272,386
Share issuance of series D preferred stock in exchange from series B preferred stock	-	-	2,628,602
Promissory notes -
Repaid with common stock	-	-	13,112,626
Interest payable thereon paid in common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	2,701,500	250,000	2,951,500
Revenue interest assignment obligation paid with preferred shares	7,550,000	-	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	54,982	54,982
Warrants exchanged for common stock and warrants	1,287,792	-	1,287,792
Common stock and warrants issued to settle liability	-	659,800	659,800
Treasury shares retired	-	177,645	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202

Cash paid for interest	$45,472	$71,982	$978,080
Cash paid for income taxes	$-	$-	$203,411

The accompanying notes are an integral part of these statements.

F12

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - FORMATION OF THE COMPANY & BASIS OF PRESENTATION

Formation of the Company

Forticell Bioscience, Inc. ("Forticell" or the "Company") was incorporated in March 1991 as a Delaware corporation to secure and provide funds for the further development of the technology developed by Dr. Mark Eisenberg of Sydney, Australia, to replicate in the laboratory, a tissue engineered skin substitute for use in skin regeneration procedures (the "Technology"). Pursuant to a license agreement dated September 7, 1991, Dr. Eisenberg had granted us a license for a term of ten years, with automatic renewals by us for two additional ten-year periods, to commercially use and exploit the Technology for the development of products. In April 1998, Dr. Eisenberg assigned his patent for the Technology to us.

The Skin Group, Ltd. (the “Skin Group”) also was formed as a Delaware corporation in March 1991, to raise funds for the development of the Technology. On July 27, 1992, the Skin Group was merged with and into Forticell. Owners of Skin Group shares were given .83672 of a Forticell share for each Skin Group share. The merger was accounted for as if it were a pooling of interests and, accordingly, the accompanying financial statements include the accounts of the Skin Group for all periods presented.

Basis of Presentation

We are a development stage enterprise which had no operating revenue prior to December 2001. During 2001, we received Food and Drug Administration (FDA) approval for the use of the fresh form of our ORCEL product for the treatment of patients with recessive dystrophic epidermolysis bullosa and for donor sites in burn patients. We began marketing and selling our product for use on patients with one of these indications using a contract sales organization. Our sales and marketing efforts were active only for a brief period and accordingly our revenues were not significant. We terminated our sales efforts and elected to focus our attention on completing development of a cryopreserved form of our product for treatment of chronic wounds affecting larger patient populations. As a result, we completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous stasis ulcers and filed an application for Pre-Market Approval (PMA) with the FDA in February 2004. In a letter dated April 25, 2005, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous stasis ulcers, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous stasis ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers in comparison to the standard of care therapy. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous stasis ulcers, by submitting to the FDA the Chemistry, Manufacturing and Controls (CMC) section of the application. We filed the clinical section of the application, reporting the combined results of our two clinical trials, in October 2007. Such clinical section reported the results showing the effectiveness of our ORCEL product treating venous stasis ulcers as compared with the effectiveness of the current standard of care, the safety of using our product and the labeling we propose to use for our ORCEL product. The filings of these two sections are amendments to our PMA application filed in February 2004. Our October 2007 filing is currently being reviewed by the FDA.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We recorded net income applicable to common shareholders of $13.4 million during the year ended December 31, 2007 because of our gain of $35.5 million on the early extinguishment of our revenue interest assignment obligation. Without such gain we would have incurred a net loss applicable to common shareholders of $22.1 million during this year. We have a deficit accumulated in the development stage of $166 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

F13

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our cash on hand at December 31, 2007 of $1.3 million was sufficient to fund our operations through mid March 2008. On March 25, 2008 we received a loan of $150,000 and we will need additional loans for the weeks ahead to continue our operations until the 100 Day FDA letter (“FDA Letter”) commenting on our PMA application is received. We are currently having discussions with current shareholders and potential investors about possible financing alternatives, similar to the loan received on March 25, to continue our operations until the receipt of the FDA Letter (which we reported in a Form 8K report dated February 29. 2008 was expected sometime in early 2008 but has not yet been received). Depending on the contents of the FDA Letter, we hope to raise at least an additional $3,000,000, and up to $4,000,000, after the FDA Letter is received to continue operations until a final determination about our ORCEL product is made by the FDA. Assuming an approval, we will then need to secure additional financing for our operations thereafter. See Note 17 regarding additional financing. We anticipate that at least a portion of the approximately 15,500,000 Series M Warrants with a $0.50 exercise price, issued in June and July 2007 and expiring thirty days after an announcement from us that FDA approval has been received, will be exercised in those thirty days and that the proceeds will allow us to continue operations until the completion of a new larger private placement or debt financing as soon as possible thereafter.

If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous stasis ulcers, it may be difficult to impossible for us to raise capital to continue our business operations.

We currently incur costs of approximately $600,000 on a monthly basis. However, the amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. We have determined that, if necessary, there are certain measures that we can take to reduce our monthly costs by approximately fifty percent if we think it is required to continue our operations.

As of December 31, 2007, we owed $1.75 million to trade creditors of which approximately $.4 million or 24% was owed to our contract manufacturer, Lonza Walkersville, Inc. (see Note 13). Of the remaining $1.35 million, payment of approximately $1.1 million was past due.

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

F14

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe that our cash and cash equivalents on hand at December 31, 2007, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. The final determination from the FDA on our PMA application will greatly affect all our financing efforts. There can be no assurances that the FDA will approve our PMA application and even if it does that we can raise additional funds.

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

Common Stock Reverse Split

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

Reclassification

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

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

F15

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development costs aggregated $4,226,051 and $8,179,780, for the years ending 2007 and 2006, respectively. Research and Development costs are comprised of production and laboratory costs which are inclusive of clinical trial expenditures, rent, consulting, personnel, and depreciation and amortization expenses.

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

Impairment of Long-Lived Assets

We review long-lived assets, which consist of fixed assets and patent application costs, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have determined, based on estimated future cash flows, that no provision is necessary for the impairment of long-lived assets at December 31, 2007.

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

In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for our fiscal year beginning January 1, 2007. FIN 48 did not have a material impact on our financial statements.

F16

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds. The fair value of cash and cash equivalents approximates the recorded amount because of the short-term maturity of such instruments.

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted-average number of common shares outstanding during the periods.

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average common shares outstanding for the period. Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants and convertible preferred stock. Basic and diluted net income (loss) per share includes warrants to purchase 978,600 and 811,333 shares of common stock at December 31, 2007 and 2006, respectively, exercisable at prices ranging from $0.01 to $.015 per share reflected as outstanding from the date of grant. For the year ended December 31, 2007, we included in diluted earnings per share an aggregate of 36,419,657 common shares upon conversion of outstanding preferred stock, as well as 98,210 shares issuable upon exercise of stock options whose prices are below the average market prices during the period they were outstanding in 2007. In addition, we added back $5,231,744 of deemed dividends on preferred stock for the year ended December 31, 2007 in calculating diluted earnings per share.

Options and warrants to purchase shares of common stock, except as otherwise noted above, were not included in the computation of diluted net income (loss) per share in each of the years presented because to do so would have been antidilutive for the periods presented.

The amount of options and warrants excluded are as follows:

	Year ended December 31,
	2007	2006

Warrants	50,200,752	4,918,496

Stock Options – in plan	3,143,493	82,731

Stock Options – outside of plan	6,667	515,576

Additionally, the effect of conversion of our preferred stock at December 31, 2006 was excluded from the weighted average share calculation, as the effect would be antidilutive. An aggregate of 1,586,297 shares of common stock would have been issuable upon conversion of the preferred stock outstanding at December 31, 2006.

F17

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based award issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

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

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2007 and 2006 was estimated at $0.44 and $0.64, respectively using the Black-Scholes option-pricing model. This model used the following assumptions:

	2007	2006
Dividend yield	0.00%	0.00%
Volatility	90%	86 - 88%
Risk-free rate of return	3.88- 4.27%	4.41- 5.01%
Expected life	3-5 years	5 years

The fair value of each of our stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally four years. Expected volatility is based on the historical volatility of our stock with reasonable assumptions regarding projected future events. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. We use historical data to estimate forfeitures within our valuation model. The expected life of our stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding. There remains approximately $591,000 of unrecognized compensation cost from stock options already granted under the plan, which is related to unvested shares and is being recognized over the required service period, generally four years.

For stock warrants or options granted to non-employees we measure fair value of the equity instruments utilizing the Black Scholes method if that value is more reliably measurable than the fair value of the consideration or the service received. We amortize such cost over the related period of service.

Effect of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value. These fair value provisions will be applied to contingent consideration, in-process research and development and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for us for acquisitions closing during and subsequent to the first quarter of fiscal 2009. We are currently assessing the impact of SFAS 141(R) on our results of operations, financial condition and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007. We are currently assessing the impact of SFAS 159 on our results of operations, financial condition and cash flows.

F18

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective starting on January 1, 2008, with an early adoption date of January 1, 2007. We are currently assessing the impact of SFAS 157 on our results of operations, financial condition and cash flows.

3 - CONCENTRATION OF CREDIT RISK

We maintain cash and money market accounts primarily at two financial institutions located in New York City. The FDIC insures cash accounts for amounts up to $100,000. At times, our balances exceed such FDIC limits. We have not experienced any losses in such accounts.

4 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

On April 14, 2006, we closed our acquisition of Hapto Biotech (Hapto), a privately-held company focused on the development of two proprietary fibrin derived platform technologies: Fibrin Micro Beads (FMB’s) and Fibrin based peptides, (Haptides™). Hapto’s research indicates that FMB’s have the ability to optimize the recovery, potential delivery and therapeutic value of adult stem cells. In October 2004, we initiated our relationship with Hapto by forming a joint venture to combine our proprietary collagen biomaterial technology and Hapto’s Haptide™ peptide technology to develop non cellular, biologically active enhanced biomaterials to promote the attraction and attachment of cells for wound healing, reconstructive, cosmetic, tissue regeneration and dental applications. Both of these technologies were early stage nascent technologies which we purchased understanding that additional research and development investment was necessary (pre-clinical efficacy studies are still in process). We believed that the Haptides and the FMB’s will eventually produce some long term licensing opportunities in the areas enumerated above. The sole purpose of the acquisition was to acquire the technologies. The acquisition essentially consisted of a few patents covering the formulation of the FMB’s and Haptides™ , minimal bench laboratory equipment, and three full time employees consisting of one scientist and two lab technicians. We determined that there was minimal value associated with the acquired patents due to the early stage of the technology. Additionally we believed that the acquired employees knowledge was transferable and our continuing research and development would be supervised by our Chief Scientist and other Forticell employees. We believe that due to the early stages of the development of Hapto’s technology, that the Hapto assets we acquired do not constitute a business. In addition, at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses. For such acquisition we issued a net total of 2,031,119 shares (net of 26,214 shares of common stock returned from escrow) of our common stock to the Hapto shareholders and granted them warrants to purchase an additional 200,000 shares of our common stock at $4.50 per share. On May 3, 2006, 26,214 shares of our common stock was returned from escrow by certain former shareholders of Hapto Biotech, Inc. because of $126,614 of legal expenditures we paid which were owed by Hapto, and which Hapto and we agreed exceeded the permitted amount of Hapto liabilities surviving our acquisition of Hapto. The investment banking firm of Rodman and Renshaw, LLC (R&R) acted as our advisor in this acquisition. R&R received three-year warrants to purchase 266,667 shares of our common stock at $4.50 per share for their advisory services. Based on the market price of our common stock on April 14, 2006, and valuing the warrants we issued to Hapto’s shareholders as well as those issued to our investment advisor using the Black Scholes formula, the purchase price for Hapto was $10,694,571. The purchase price allocation which includes the purchase price of $10,694,571; together with legal and other charges of $223,824, and negative goodwill of $155,348, for a total of $11,073,743, was recorded as purchased in-process research and development, and accordingly, expensed immediately. The Black Scholes model used to calculate the value of the warrants to the Hapto shareholders and R & R utilized the following factors: a three year term, risk-free rate of 3.73%, 86% volatility and no dividend yield. In connection with this acquisition we contract certain research services from Hadasit Medical Research Services and Development Ltd. (Hadasit). One of our directors, serves as managing director of Hadasit. Hadasit billed us approximately $101,000 and $157,000 for these research services in 2007 and 2006, respectively. Of this amount, $110,216 was due Hadasit at December 31, 2007.

F19

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007:

Laboratory equipment	$1,872,207
Office furniture and equipment	1,414,236
Leasehold improvements	1,158,089
4,444,532
Accumulated depreciation and amortization	4,244,260
$200,272

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was approximately $75,000 and $107,000, respectively.

As of December 31, 2007 and 2006 included above was $543,000 in equipment purchased under capital leases and $541,000 and $538,000 in accumulated amortization, respectively.

6 - PATENTS

Patent application costs are stated at cost less amortization computed by the straight-line method over the useful life of the patent. As of December 31, 2007 patents, net of accumulated amortization, were as follows:

	Expiration
Patents subject to Amortization	Date

Composite Culture Skin (CCS)	2/1/2011	$1,005,273
Manufacturing of Bi-layered Collagen Sponge	12/28/2020	33,761
Cryopreservation Process	12/26/2021	91,407
		1,130,441
Accumulated amortization		721,361
		$409,080

Amortization expense for the years ended December 31, 2007 and 2006, was $101,000 and $96,000, respectively. The estimated annual amortization expense expected, based on current intangible balances, for the years 2008 through 2011 is approximately $104,000 per year.

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

There can be no assurance that any patent will provide commercial benefits to us. We have determined that no provision for impairment is necessary at December 31, 2007.

F20

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2007:

Accounts payable	$1,753,431
Accrued cancellation agreement payouts (note 9)	400,000
Accrued compensation	103,000
Accrued professional fees	115,145
Accrued expenses	236,440
Due to Hadasit (note 4)	110,216
Deferred income (note 13)	50,000
$2,768,232

Included in accounts payable is $427,576 due to Lonza related to our Cell Therapy Manufacturing Agreement, see Note 13.

8 – HISTORICAL FINANCING TRANSACTIONS

Each share of our common stock is entitled to one vote.

Authorized shares: In September 2001, we, with shareholder approval, increased the authorized amount of our common stock to 35,000,000 shares and authorized the issuance of up to 1,000,000 shares of preferred stock. In February 2003, we, with shareholder approval, increased the authorized amount of our common stock to 200,000,000 shares. In December 2007, we, with shareholder approval, increased the authorized amount of our common stock to 300,000,000 shares.

Founders: Pursuant to an agreement between Dr. Eisenberg and the other founders (the “Other Founders”), a business relationship was formed by the founders for the manufacture and sale of products derived from the Technology (the “Business Agreement”). Under the terms of the Business Agreement, Dr. Eisenberg, who was the owner of all of our capital stock (4,000 shares) agreed to license the Technology to us and sell 70% of our shares for a purchase price of $1,000,000 to the Skin Group. Dr. Eisenberg was paid $85,000 in connection with this agreement as reimbursement for his expenses ($35,000 during the period from inception (March 12, 1991) to December 31, 1991 and $50,000 during the year ended December 31, 1992). The Other Founders initially owned all of the stock of the Skin Group (6,358 shares). On July 27, 1992, the Skin Group was merged with and into Forticell.

First private placement: In March 1991, the Skin Group issued, in a private placement, 1,450 shares for $65,000. In June and October 1991, the Skin Group issued an aggregate 994 shares, to a then director of ours (the “Director”) for aggregate gross proceeds of $250,000.

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

F21

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third private placement: Pursuant to a third private placement that commenced on January 13, 1993, and concluded on March 31, 1993, we sold an aggregate of 731 shares at $1,500 per share for $1,096,500. Subsequent to such offering, in 1993, we sold an additional 150 shares at $1,500 per share for $225,000. In connection with such purchases, all purchasers received certain registration rights.

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

Stock purchase agreement with Home Insurance dated July 22, 1994: Pursuant to a Stock Purchase Agreement dated July 22, 1994, between Forticell and Home Insurance, we sold to Home Insurance 333 shares of common stock for an aggregate purchase price of $500,000, or $1,500 per share. In connection with such purchase, Home Insurance received certain registration rights and warrants to purchase 67 shares of common stock at $1,800 per share, which expired on July 21, 1997.

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

F22

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 20, 1996, we granted “lock-up warrants” entitling shareholders to purchase an aggregate of 2,594 shares of our common stock at a price of $150 per share. All unexercised warrants expired on January 18, 2000. At different times during 1996, seven persons exercised such warrants and purchased 226 shares of common stock at the $150 per share exercise price. The issuance of such lock-up warrants was in consideration for such shareholders signing lock-up agreements agreeing not to sell or transfer shares of our common stock purchased at prices of $1,350 or more per share until January 20, 1997. At different times during the third quarter of 1997, eight persons exercised such warrants and purchased an aggregate of 141 shares of common stock at the $150 per share exercise price. During 1998, nine persons exercised such warrants and purchased an aggregate of 641 shares of common stock at the $150 per share exercise price. During 1999, five persons exercised such warrants and purchased an aggregate of 94 shares of common stock at the $150 per share exercise price. There were no underwriting discounts or commissions given or paid in connection with any of the foregoing warrant exercises.

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

F23

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seventh private placement: In March 1999, we completed a private placement of 2,594 shares of our common stock to twenty investors from which we received proceeds of $3,405,076. In addition, each investor also received a three-year warrant to purchase 20% of the number of shares of our common stock such investors purchased in such private placement. The prices at which such warrants were exercisable were $1,875 per share for one half, and $2,175 per share for the other half, of the number of shares issuable upon exercise of such warrants. We allocated the $3,405,076 proceeds amongst the common stock and warrants based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants using the Black-Scholes option pricing model. We assigned values to the common stock and warrants issued to the investors of $3,168,785 and $236,291, respectively. Oscar Gruss & Son, Incorporated (Gruss) acted as placement agent in such private placement. For its services as placement agent, we paid Gruss $272,406 and granted Gruss a five-year warrant to purchase an aggregate of 260 shares of our common stock at an exercise price of $1,575 per share. The value assigned to the Gruss warrants was $232,000. Other share issuance costs amounted to $106,002.

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

Obligation under Revenue Interest Assignment: On August 29, 2001, as amended February 2003, we entered into a Revenue Interest Assignment Agreement (RIAA) with Paul Royalty Fund L.P. (PRF). Such RIAA was to terminate on December 31, 2011. Under such agreement we were eligible to receive $10,000,000 during 2001. We received $6,000,000 during 2001 and the remaining $4,000,000 in January 2002.

In February 2003, PRF and we signed an amendment to the agreement, restating and updating certain provisions of the original agreement, including removing requirements for additional funding to be provided by PRF. In connection therewith, PRF purchased 50 shares of our Series B convertible preferred stock investing $500,000, and for which we issued to PRF 4,872 shares of our common stock and granted PRF warrants to purchase an aggregate of 3,334 shares of our common stock, at exercise prices of $225 per share for 1,667 shares and at $300 per share for the other 1,667 shares. The February 2003 amendments to our agreements with PRF provided, among other things, for (a) the election of one director designated by PRF, (b) the right of one observer (other than such director) selected by PRF to attend and observe all meetings of our Board of Directors and (c) for us to use our best efforts to have independent directors who are acceptable to both us and PRF, including a director designated by PRF, as a majority of our Board of Directors.

In consideration for the $10,000,000, PRF would receive a minimum of 3.33% of the first $100,000,000 of annual sales, plus 1.99% of annual sales in excess of $100,000,000, of ORCEL in the United States, Canada and Mexico. The amounts received from PRF were classified as debt in accordance with our interpretation of Emerging Issues Task Force (EITF) Issues No. 88-18, “Sales of Future Revenue”. PRF bore the risk of revenue interest paid being significantly less than the current revenue interest obligation, as well as the reward of revenue interest paid to it being significantly greater than the current revenue interest obligation. Therefore we were under no obligation to make any other payments to PRF in the scenario when no repurchase right (as defined) was triggered and no significant interest payments are made. Conversely, we would be obligated to continue to make revenue interest payments in the scenario where sales are sufficiently high to result in amounts due under the RIAA being in excess of the current revenue interest obligation.

F24

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had granted PRF a security interest in our United States and Canadian patents and trademarks relating to our technology for our ORCEL product (collectively, the “Pledged Assets”), to secure payments required to be made by us to PRF under this agreement. Pursuant to the default provisions of the agreement PRF could have required us to repurchase their revenue interest at the put option exercise price which is defined as a price which would yield an internal rate of return to PRF of 30%.

Additionally we agreed not to issue any new debt or equity securities that contain mandatory cash dividend or redemption provisions through the revenue interest period (ending December 31, 2011).

We also had the option to repurchase PRF’s interest upon the occurrence of a change in control of the Company or a complete divestiture by us of our interests in our products, for an amount of cash flows that would generate a 35% internal rate of return to PRF.

As described in Note 9, in the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement, amended June 18, 2007 (the Exchange Agreement) we entered into with Paul Royalty Fund L.P. (PRF) for the restructuring of our obligation under our RIAA.

Series A Convertible Preferred Stock (old): On June 25, 2002, our board of directors unanimously adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series A convertible preferred stock, and designating the relative rights and preferences of the Series A convertible preferred stock. The stated value, which is also the liquidation preference of the Series A convertible preferred stock, was $10,000 per share. We were required to pay dividends on the Series A preferred shares, at the rate of 6% per annum of the $10,000 liquidation preference per share, through June 30, 2003; at the rate of 9% per annum thereafter until June 30, 2004; and thereafter at the rate of 12% per annum. At our option such dividends could be paid in our common stock at the “conversion price” for the conversion of such dividends if such shares of common stock had been registered under the Securities Act of 1933 for sale in the public securities markets. The conversion price was fixed initially at $225.00 per share of our common stock. There are no shares of this old Series A convertible preferred stock outstanding. In November 2004, the designation establishing the rights and preferences of the old Series A convertible preferred stock was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more old Series A convertible preferred stock.

Series B Convertible Preferred Stock: On November 7, 2002, our board of directors adopted an amendment to our certificate of incorporation designating 1,200 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series B convertible preferred stock at a stated value of $10,000 per share. Dividends on the Series B preferred shares were payable at the rate of 12% per annum, in cash or shares of common stock, at our option, except that in the first year, dividends were payable, in advance, in shares of common stock. The Series B preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of not less than $45, or commencing after February 1, 2003, based on an alternative conversion rate equal to 90% of the average of the five lowest volume weighted average prices for our common stock for the twenty trading days immediately prior to conversion, subject to a floor price of $37.50.

Series C Convertible Preferred Stock: On May 23, 2003, our board of directors adopted an amendment to our certificate of incorporation designating 2,000 shares out of the 1,000,000 shares of preferred stock that we are authorized to issue, as Series C convertible preferred stock at a stated value of $6,000 per share. Dividends on the Series C preferred shares were payable at the rate of 10% per annum, in cash or shares of common stock, at our option.

The Series C preferred stock was convertible into common shares at any time at the option of the investor, based on a fixed conversion rate of $30 per share.

Series B & C – Elimination of Designation: On June 16, 2005, the designations establishing the rights and preferences of our Series B and C convertible preferred stock, of which no shares were any longer outstanding, were eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series B or C convertible preferred stock.

F25

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As later described below, on January 30 and 31, 2006, the holders of 5,948.6148 outstanding shares of our Series D Convertible Preferred Stock entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock.

Issuance of 12% Convertible Debentures: In March 2002, we engaged an investment-banking firm to act as our advisor and to assist in raising capital for us in the form of either debt or equity financing.

On May 13, 2002, we issued $2,333,000 of 12% convertible debentures, which were convertible into common shares at the lesser of $504 or the price per share of the equity securities to be issued in a subsequent financing. These debentures, payable April 10, 2003, bore interest at the rate of 12% per annum, up to October 10, 2002 and 18% thereafter. We also issued 1,940 stock purchase warrants as part of this May 13, 2002 financing, exercisable at $675 per share for up to five years from the date of grant. The warrants had price protection features whereby the price of the warrants can be reduced to the prices at which common stock or common stock equivalents are thereafter sold by us.

On June 28, 2002, $600,000 of these debentures sold on May 13, 2002 were converted into old Series A preferred stock at 110% of face value. Additionally, on June 28, 2002, we issued an additional $250,000 of 12% convertible debentures and $1,200,000 in old Series A convertible preferred stock. The total face value of the preferred stock issued was $1,870,000 which consisted of the $1,200,000 of cash proceeds received, the $600,000 face value of converted debentures and the $70,000 of additional conversion face value. The old Series A preferred stock was convertible into common shares at a rate of $225 per share. The old Series A preferred stock had provisions whereby redemption was out of our control; therefore, the preferred stock was classified as temporary equity.

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

F26

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The relative estimated fair value of the warrants issued in connection with the Series A preferred stock of $559,289 was recorded as a discount to the preferred stock and was reflected as interest expense on the date of issuance. Additionally, the estimated fair value of the beneficial conversion feature of $1,097,886 has been recorded as an additional discount and reflected as interest expense. The old Series A preferred stock had no redemption date, and therefore the charge to interest expense was reflected immediately as the conversion privilege was exercisable immediately.

First Sale of Series B Convertible Preferred Stock: In November and December 2002, we issued 938.2742 shares of Series B convertible preferred stock to several investors in a private placement for an aggregate of $8,178,000, which included $1,070,000 of new Series B preferred stock and the conversion of the aforementioned convertible debentures and convertible Series A preferred stock. We recorded a loss on extinguishment of debentures and preferred shares of $1,004,027, principally due to the additional buying power granted to the investors resulting from the difference between the present value of the original debt and the revised present value. The convertible debentures and convertible Series A preferred stock were converted at 110% of face value plus accrued interest. In addition, these investors were granted old Series A warrants to purchase 62,552 shares of our common stock at an exercise price of $.15. These old Series A warrants vested immediately and were exercised immediately, upon grant. The investors were also granted Series B-1 and B-2 warrants, which could be used to purchase 36,199 and 31,276 shares of common stock at an exercise price of $225 and $300 per share, respectively. These B-1 warrants were exercisable beginning August 13, 2003 and expire seven years from the date of grant and the B-2 warrants were also exercisable beginning November 13, 2003 and expire seven years from date of grant. We assigned values to the Series B preferred stock of $9,382,742 and the Series A (old), B-1 and B-2 warrants issued to the investors of $2,245,206, $694,447 and $539,390, or $3,479,043 in the aggregate, based upon the relative fair market value of the stock at the date of issuance and the estimated fair market value of the warrants, using the Black-Scholes option pricing model.

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

H.C. Wainwright & Company, Inc. (Wainwright) acted as placement agent in this private placement. For its services as placement agent, we paid Wainwright $601,490. Legal and other professional fees totaled $155,997. All but $136,046 of the $755,487 aggregate costs was amortized to interest expense when the $5,908,000 convertible debentures and $1,200,000 of Series A preferred stock were converted to Series B preferred stock. In connection with such conversion to the Series B shares, we granted Wainwright and its agents warrants to purchase 53,333 and 33,333 shares of common stock, at an exercise price of $0.15 and $225, respectively, exercisable immediately upon issue and August 13, 2003, respectively. These warrants expired on January 31, 2003 and will expire seven years from issue, respectively. In December 2002, we issued 2,352 shares of common stock upon exercise of the $0.15 warrants granted to Wainwright. The fair market value assigned to the Wainwright warrants was $280,000 and $24,615, or $304,615 in the aggregate, for the $0.15 warrants and the $225 warrants, respectively. Total share issuance costs were $866,612 inclusive of professional fees, the $136,046 referred to above fees paid to Wainwright, and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

F27

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Sale of Series B Convertible Preferred Stock: In February 2003, we received gross proceeds of $2,000,000 from the sale of our Series B convertible preferred stock. We issued to such investors 200 shares of Series B convertible preferred stock, 19,487 shares of common stock (including 6,154 shares of common stock constituting the first year's dividends on such 200 shares of Series B convertible preferred stock, which dividends were paid in advance, and 13,333 shares of common stock, which were issued upon exercise of old Series A warrants, exercised at $15 per share) and warrants to purchase an additional 13,334 shares of common stock, of which warrants to purchase 6,667 (the B-1 warrants) shares were exercisable at $225 per share and warrants to purchase the other 6,667 (the B-2 warrants) shares were exercisable at $300 per share. In May and June 2003, in conjunction with the conversion of virtually all of the Series B preferred stock and our reverse stock split, these B-1 and B-2 warrants were amended and restated to provide for exercise prices of $60 and $75, respectively. PRF did not convert its 50 shares of Series B preferred stock on May 23, 2003 and, accordingly, the exercise price of its B-1 and B-2 Warrants were not amended and remained at their original exercise price of $225 and $300, respectively.

Wainwright acted as placement agent in this private placement and in addition to cash compensation, we granted warrants to purchase an aggregate of 2,513 shares of common stock, exercisable at $0.15 per share, to employees of the placement agent firm. The fair value of these warrants was $86,692. Total share issuance costs were $393,488 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series B preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock. During 2004 certain of these warrants to purchase 2,164 shares of our common stock were exercised. We received $325.

Dividends were payable in cash or common shares at our option, at the rate of 12% per annum. An accrued dividend of $50,000 at December 31, 2004 was provided for within stockholders’ deficit, as it was our intention to issue common shares in payment of the dividend. These dividends were paid upon the conversion of the Series B preferred on January 5, 2005 as later described below.

Sale of Series C Convertible Preferred Stock: In May and July 2003, we received gross proceeds of $5,690,000 from the sale of 948 shares of Series C convertible preferred stock, issuing warrants to purchase 113,800 shares of our common stock exercisable at $54 per share. Our Series C preferred stock had a stated value of $6,000 per share and was convertible into 189,667 shares of common stock at $30 per share. In addition, in connection with the Series C financing, investors, other than Paul Royalty Fund, agreed to convert their Series B preferred shares into common shares or their equivalent. As a result, 605.389 shares of Series B preferred stock were converted into 161,437 shares of common stock and 482.885 shares of Series B preferred stock were converted into an equal number of shares of Series D preferred stock (with a common stock equivalent of 128,769 shares). The Series D convertible preferred stock was non-redeemable and had a stated value of $10,000 per share. As part of the May 2003 Series C financing, employees of the investment-banking firm which arranged the Series C financing were granted warrants to purchase 9,968 shares of our common stock at an exercise price of $0.15 per share as part of their compensation. Accordingly, we recorded $269,000 in Series C preferred share issuance costs related to the warrants issued. Total share issuance costs were $797,327 inclusive of professional and investment banking fees and the fair value of the aforementioned warrants. Issuance costs for the Series C preferred stock are reflected as a reduction of the proceeds from the sale of the preferred stock.

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

F28

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deemed Dividend: In conjunction with these conversions, all Series B-1 and B-2 warrants were amended to provide for revised exercise prices of $60 and $75, respectively. Paul Royalty Fund did not exercise its right to convert its 50 shares of Series B preferred stock into common stock or its equivalent and as such, its B-1 and B-2 warrants were not amended and remained at their original exercise prices of $225 and $300, respectively. As a result of the change in the B-1 and B-2 warrants at May 23, 2003, we recognized a deemed dividend to investors of $519,000.

Warrant issued for consulting services: During July 2003, we granted a warrant to purchase 10,000 shares at an exercise price of $30 per share to a vendor in consideration for twelve months of consulting services. In accordance with the agreement, 50% of the shares, or 5,000 shares, vested immediately, with the balance vesting upon the six-month anniversary in January 2004. As a result, we recorded expense of $87,000 in 2003 and $94,393 during 2004 representing the value of the additional 5,000 shares which had vested.

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

On October 27, 2004 holders of $9,206,000 of investor promissory notes agreed to extend the maturity date of their notes from November 5, 2004 to December 31, 2004. In consideration of this extension we increased the interest rate for the fourth quarter of the calendar year to 12% and issued 3,000 common shares for each $1,000,000 of principal amount held, or 27,618 common shares, which we issued in 2005. The modification was not considered significant and thus these shares were valued at $30 per share, or $828,540 in the aggregate, and was charged to interest expense in the fourth quarter. These shares were issued in 2005 upon our confirmation of each noteholders’ accredited investor status. In connection therewith, we issued 18,468 shares of common shares and 34.31 shares of our Series D preferred stock (equivalent to 9,150 common shares).

As provided in the promissory notes, if we received $5,000,000 of gross proceeds from a qualified financing, we could elect to prepay the notes and any accrued and unpaid interest in cash or in our stock. See January 2005 private placement discussion below.

Special warrant offer: On November 16, 2004, we made a Special Warrant Offer (SWO) to all holders of our Series B-1, B-2 and C warrants. Such warrants were originally issued in connection with our Series B and C preferred stock financings in November and December 2002 and in February, May and July 2003 described above. At the time of the SWO there were outstanding and eligible for the SWO: 44,533 and 1,667 Series B-1 warrants exercisable to purchase our common stock at $60 and $225 per common share, respectively; 36,276 and 1,667 Series B-2 warrants exercisable to purchase our common stock at $75 and $300 per common share, respectively, and 113,800 Series C warrants to purchase our common stock at $54 per common share. Under the terms of the SWO, the holders were entitled to purchase 1/3 of such shares they could otherwise purchase at a reduced exercise price of $25.05 per common share. Concurrently with such exercise they would receive 2/9 of such shares they could otherwise purchase at the reduced exercise price of $0.15 per common share, and they would surrender the right to purchase their remaining 4/9 of such shares they could otherwise purchase. Each warrant holder participating in the SWO received a new warrant to purchase 30% of the common shares acquired by such purchaser in the SWO. The SWO was concluded December 3, 2004. Holders of 32,786 of our Series B-1 warrants, 28,756 of our Series B-2 warrants, and 107,000 of our Series C warrants participated in the SWO. Participation in the offering resulted in aggregate gross proceeds of $1,438,019 consisting of cash proceeds of $1,338,019 and $100,000 relating to the settlement of an existing promissory note obligation. There were no fees paid to our placement agent in connection with the SWO. We issued 33,132 shares of our common stock and 233.8274 shares of Series D convertible preferred stock, which are equivalent to 62,354 shares of common stock. We also issued five-year Series E warrants to the investors to purchase an additional 28,646 shares of our common stock for $27 per share. As a result of the SWO, the warrant holders who participated in the offering were considered to have received a deemed dividend aggregating $1,120,500 based upon a Black Scholes calculation considering the valuation of the warrants prior to the November 16, 2004 offering and subsequent to the offering. On December 16, 2004, pursuant to a Special Warrant Offer which reduced the exercise prices of a portion of the 3,334 warrants that Paul Royalty Fund, L.P. (PRF) received in February 2003 to $15 in exchange for the surrender of the balance, warrants to purchase 1,852 shares of our common stock were exercised for which we received $27,889, and warrants to purchase 1,482 shares of our common stock were surrendered to us. As a result of the Special Warrant Offer PRF was considered to have received a deemed dividend of approximately $2,500 based on a Black Scholes calculation considering the valuation of the warrants prior to the December 16, 2004 offering and immediately subsequent to the offering. Inclusive of Paul Royalty Fund’s SWO, we recorded an aggregate deemed dividend of $1,123,000.

F29

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant issued in connection with equipment lease: In connection with an equipment lease agreement dated February 27, 2004, we issued a two-year warrant to purchase 937 shares of our common stock at $48.75 per share. We valued the warrant utilizing a Black-Scholes valuation model at $18,500. On February 27, 2006, the warrant expired unexercised.

January 2005 private placement: On January 5, 2005 we entered into a number of agreements with institutional and accredited investors (collectively, the “purchasers”) that provided us with:

•
Gross aggregate cash proceeds of $5,403,302 from the sale of 432,264 shares of our common stock (the “private placement”) to former holders of our Series C preferred shares and other purchasers at $12.50 per share (the “purchase price”) with each receiving a five year warrant to purchase one share of common stock at $27 per share (Series E warrant) for every two shares purchased. We granted each of the purchasers in the $5,403,302 private placement the right to purchase, within 45 days after the closing date, additional shares of our common stock and our Series E warrants on the same terms as in the private placement in an amount not to exceed 25% of their original cash investment in the private placement;

•
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

•
All our outstanding Series C preferred shares at January 5, 2005, or approximately 913 Series C preferred shares, with a liquidation preference of $5,476,256 plus accrued and unpaid dividends, an aggregate value of $6,357,104, were exchanged for 508,568 shares of our common stock or equivalent Series D preferred shares (certain shares were issued as a Series D preferred equivalent as described below) and five-year warrants to purchase 254,284 shares of our common stock at $27.00 per share. Upon the exchange, the holders of the Series C preferred shares received a warrant to purchase one share of common stock for each two shares of our common stock they received in the exchange. This exchange was offered to Series C preferred shareholders if they participated in the private placement sale of our common stock for an amount equal to 30% of the liquidation preference amounts of their Series C preferred shares exchanged for our common stock. The Series C holders provided gross cash proceeds of $1,642,877 (30% of $5,476,256) of the $5,403,302 aggregate gross proceeds received by us in the private placement. The conversion of the Series C preferred shares was beneficial to the Series C preferred holders since the original certificate of designations called for conversion using a $30 price per share for our common stock. This would have resulted in 211,903 shares being issued with a fair value on January 5, 2005 of $3,019,625. Instead the holders received 508,568 shares consisting of 218,912 shares of common stock, and 289,656 common shares in the form of a Series D preferred equivalent as described above, whose combined value on January 5, 2005 was $7,247,099, and a warrant to purchase 254,284 shares of common stock whose value was determined to be $2,125,974. The warrant value was determined utilizing a Black Scholes pricing model with $14.25 stock price on January 5, 2005, expected life of five years, risk-free rate of 3.73%, volatility factor of 86% with no dividend yield. The excess value of $6,353,448, representing the aggregate value of the shares and warrant ($9,373,073) issued over what would have been issued under the original conversion ($3,019,625), was recorded as a deemed dividend to the Series C preferred holders.

F30

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
As a result of our receipt of over $5,000,000 in the private placement we could and did elect to repay $9,626,626 (principal balance outstanding at January 5, 2005) of our outstanding promissory notes, accrued interest of $674,587 and an added 20% premium, in all $12,361,456, by issuing to each noteholder so many shares of common stock equal to the principal, accrued interest and premium of each divided by the $12.50 purchase price. Each noteholder also received a Series E warrant for each common share received, or 988,917 Series E warrants. We recorded a loss on settlement of $10,328,199 in connection with this transaction consisting of the 20% premium of $2,060,243 and the value of the 988,917 warrants which was $8,267,956. The warrant value was determined utilizing a Black Scholes pricing model with $14.25 stock price on January 5, 2005, expected life of five years, risk-free rate of 3.73%, and a volatility factor of 86% with no dividend yield.

•
Purchasers, Series C Holders and holders of the Notes whose participation in these transactions would result in ownership of common stock in excess of 9.99% of our issued and outstanding shares of common stock could elect to receive instead of our common stock, shares of our Series D convertible preferred stock convertible into the same number of shares of our common stock.

We issued an aggregate 1,181,384 shares of common stock, 2,806.37 shares of Series D preferred stock (convertible into 748,364 shares of common stock), and five-year Series E warrants to purchase 1,459,333 shares of our common stock at an exercise price of $27 per share, as a result of these transactions.

Four investors exercised their additional right to purchase shares within 45 days on the same terms as the placement, and we received gross proceeds of $127,719. We issued 10,217 shares and five year warrants to purchase 5,109 shares of our common stock at an exercise price of $27 per share for such additional investments by these four investors.

After January 5, 2007, subject to a registration statement then being effective for the common stock underlying the warrants, the warrants may be redeemed by us, if our common stock closes above $54 for ten consecutive trading days. The warrants contain cashless exercise as well as customary anti-dilution provisions.

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

Series B conversion: In accordance with an agreement dated May 23, 2003 amongst the holders of Series B preferred stock which provided for conversion of our outstanding Series B preferred stock should all of the holders of Series C preferred stock convert their preferred shares to common stock (which occurred at the January 5, 2005 closing as described above), PRF, the sole remaining holder of Series B preferred stock, converted its 50 shares of Series B preferred stock into 14,710 shares of common stock, which included common shares for $51,616 in accrued dividends.

February 2005 private placement On February 9, 2005, we completed a private placement with one investor from which we received aggregate gross proceeds of $100,000. We issued to the investor 8,000 shares of our common stock and a five-year warrant to purchase 4,000 shares of our common stock at $27 per share. We paid our placement agent 10% of the gross proceeds and a five-year warrant to purchase 1,200 shares of our common stock exercisable at $14.25 per share. We incurred legal expenses of $3,727 for this transaction.

We had undertaken to register all shares of our common stock in our January 5 and February 9, 2005 private offerings as well as all shares of our common stock issuable upon exercise of all the warrants and conversion of Series D preferred stock issued in the January 5, 2005 offering, within 10 days after filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission, which Form 10-KSB we filed on March 31, 2005. In April 2005, in consideration for the waiving of penalties we would have to pay for failure to file our registration statement at a date no later than April 13, 2005, we entered into agreements with our Series E Warrant holders who purchased our common stock and received registration rights in our January 5 and February 9, 2005 private offerings, to modify the exercise price of their Series E Warrants from $27 to $22.50. Utilizing a Black Scholes valuation model we recorded a deemed dividend to these warrant holders of $67,217. Such value was determined utilizing a model with a stock price of $9.15, expected life of five years, risk free rate of 3.99%, volatility of 86% and no dividend yield.

F31

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 promissory note financing: Beginning May 27, 2005 and thereafter, we received gross loan proceeds of $3,186,000 through the issuance of 8% promissory notes due December 31, 2005. The outstanding principal together with all unpaid and accrued interest would automatically convert into equity securities issued by us in an equity financing, or a combination of equity financings, with gross proceeds of at least $5,000,000, such conversion to be at the same price per equity security as the equity securities sold in the equity financing; provided, however, that for purposes of determining the number of equity securities including warrants to be received upon such conversion, the dollar amount due the noteholder would first be multiplied by a factor of 1.2 times. In order to induce certain investors to participate in this financing the exercise price of the noteholders’ Series E warrants to purchase 798,897 shares of common stock received in our January 5, 2005 private placement was reduced from an exercise price of $27 and $22.50 per share to an exercise price of $.015 per share. Utilizing a Black Scholes valuation model we determined the value of this warrant exercise price reduction to be $2,212,436. Such amount was recorded as a debt discount and amortized to interest expense over the life of the notes.

Additionally, an investor holding in excess of 9.99% of our shares on a fully diluted basis who purchased $150,000 of those promissory notes, entered into a funding commitment for an additional $1,208,000. The exercise of such investor’s repriced warrants to purchase 241,253 shares of our common stock was limited to an amount determined by multiplying the 241,253 warrants by the percentage of the $1,358,000 commitment actually funded. Such investor agreed to provide us with such additional $1,208,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. We received $150,000 towards this amount on September 14, 2005 in the form of a loan for which we issued an 8% promissory note (to be automatically converted into our equity securities the same as our other promissory notes, described above). That left a balance to be paid to us under that commitment of $1,058,000. As later described, on March 15, 2006, we received an additional $250,000 bridge loan from this investor which further reduced this funding commitment to $808,000. In connection with this loan from this investor we agreed to release the investor from the remaining $808,000 funding commitment and allow for the full exercise of the investor’s 241,253 warrants. We paid a cash fee of 5% of the gross loan proceeds to our financial advisor in connection with all such loans.

On September 29, 2005 we received an additional $150,000 loan for which we issued an 8% promissory note due December 31, 2005 with similar terms to the $3,186,000 of promissory notes issued in the prior quarter.

Lonza suite deal: On July 12, 2005, we entered into an agreement with our manufacturing and marketing partner, Lonza Walkersville, Inc. (successor by acquisition to Cambrex Bio Science Walkersville, Inc.), whereby for the six-month period May 1 to October 31, 2005 the $128,750 monthly charges we incurred for rental of a production suite used to produce ORCEL at their Maryland facility would be accrued by them for later conversion into shares of our common stock and warrants. The aggregate accrued charge during the six-month period of $772,500 was converted at $11.25 per common share, for 68,667 shares of common stock. We also issued to Lonza three year warrants to purchase 103,000 shares of our common stock exercisable, at $27 per share. Each of these securities carried certain registration rights. At December 31, 2005, we had accrued a charge for the six month period from May 1 to October 31, 2005 based on the fair value of the 68,667 shares and warrants to purchase 103,000 shares of our common stock at $27 per share. We determined that the fair value of our common stock and warrants was a more reliable measure then the monthly suite fee charged. Accordingly, we recorded a liability of $235,500 to reflect the fair value of our common stock and warrants to be issued as payment for rental of the production suite. In accordance with the terms of the agreement, the conversion was effectuated in December 2006 resulting in the issuance of the above common shares and warrant and removal of the liability. We entered into a similar arrangement in 2006 as described below under Lonza Suite Deal II.

Service agreement: On July 18, 2005, we entered into a three-month service agreement with a financial communications group whereby we agreed to grant it a warrant to purchase 3,334 shares of our common stock, exercisable as follows: (i.) 1,667 shares exercisable at $7.50 per share, which vested immediately, and (ii.) 1,667 shares exercisable at $15 per share, which vested upon the Company and the financial communications group extending the term of the service agreement. Such agreement was extended. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $4,903 for these warrants.

F32

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2005, in partial consideration for services rendered by the above group to us we granted them three-year warrants to (i) purchase 1,667 shares of our common stock at an exercise price of $7.50 per share, which vested on March 31, 2006, and (ii) to purchase an additional 1,667 shares of our common stock at an exercise price of $15 per share, which vest only if we and the service provider extended the original three-month term of the service agreement beyond March 31, 2006. Utilizing a Black-Scholes valuation model we recorded a general and administrative charge of $2,286 for the initial warrant to purchase 1,667 shares at $7.50 per share. The contract was not extended beyond March 31, 2006.

October 2005 private placement: On October 12th and 31st, 2005, we completed a private placement in which:

•
We issued 972,718 shares of common stock at a purchase price of $3.75 per share for aggregate gross proceeds of $3,647,691 (approximately $2,650,000 of which was received on October 12, 2005) and issued to each purchaser our Series F common stock purchase warrants to purchase 50% of the number of common shares purchased, or an aggregate of 486,359 shares. The Series F warrants are exercisable at $7.50 per share. Investors holding an aggregate 392,072 Series E warrants who purchased our common stock and Series F warrants in this private placement in an amount equal to at least 40% of their past cash investments in our January 2005 equity private placement (which was completed at $12.50 per share and in which they purchased our common stock and our Series E warrants), or who converted our promissory notes on that January 5, 2005 date to shares of our common stock and Series E warrants, had the exercise price of their Series E warrants held by them reduced to $.015 from $27 and $22.50 per share. The modification of the warrant value was recorded as a deemed dividend of $1,053,088 based on a Black Scholes valuation. Such valuation was determined utilizing a stock price of $4.50, expected life of five years, risk free rate of 4.32%, volatility of 88% and no dividend yield.

•
The Series F warrants contain certain anti-dilution provisions. We may redeem the Series F warrants if our common stock trades above $15 for ten consecutive trading days. We analyzed the warrants in accordance with EITF 00-19 to determine their proper classification as equity.

•
On October 12, 2005, the terms of all of the $3,486,000 of outstanding promissory notes at September 30, 2005 were amended to reduce the amount of gross proceeds we had to receive in equity financings to trigger the conversion of the notes to our equity securities, from the original $5,000,000 to $2,514,000. In consideration of this amendment the holders received 1,334 seven-year Series F warrants to purchase our common stock at $7.50 per common share for each $100,000 of outstanding principal amount of the note that was converted into our equity securities, or 46,480 Series F warrants. As a result of our receipt of gross proceeds of approximately $2,650,000 from the sale of our equity securities on October 12, 2005, all of the promissory notes we issued after May 26, 2005, including accrued and unpaid interest of $98,463 and an added 20% premium, in all $4,301,355 were converted into an aggregate of 1,147,028 shares of our common stock. We actually issued 423,128 shares of our common stock and 2,714.624 Series D Preferred (equivalent to 723,900 shares of common stock), and Series F warrants to purchase an additional aggregate 619,994 shares of common stock at $7.50 per share. We recorded a loss on settlement of $2,753,254 in connection with this transaction consisting of the 20% premium of $716,892 and the value of the warrants to purchase 619,994 shares of $2,036,362. The warrant value was determined utilizing a Black Scholes pricing model with $4.50 stock price on October 12, 2005, expected life of seven years, risk-free rate of 4.37%, and a volatility factor of 88% with no dividend yield.

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

F33

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchasers in the October 2005 private placement had the right for a period which ended on the earlier of six months after their purchase of our common stock and our Series F warrants, or upon our announcement of a transaction in which we will issue at least 1,333,333 shares of our common stock (a “Material Transaction”), to participate in any equity financing by us in connection with or relating to such Material Transaction, so that each purchaser can maintain its percentage ownership of our common stock as of the date immediately prior to the date of such equity financing.

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

F34

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D-1 Convertible Preferred Stock: On January 30 and 31, 2006, the holders of 5,948.6148 outstanding shares of our Series D Convertible Preferred Stock entered into agreements with us agreeing to exchange all of their shares of our Series D Convertible Preferred Stock into an equal number of shares of our new Series D-1 Convertible Preferred Stock. The primary difference between the Series D Preferred shares and the Series D-1 Preferred shares was that the liquidation preference of the Series D Preferred shares was $10,000 per share and that of the Series D-1 Preferred shares was $10 per share. On August 24, 2006 the Board of Directors adopted the Certificate of Designations of the Relative Rights and Preferences of our Series D-1 Convertible Preferred Stock. Each Series D-1 Preferred share is convertible into 266.666 shares of our common stock. Therefore the 5,948.6148 shares are convertible into 1,586,297 shares of our common stock.

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

Lonza suite deal II: On February 13, 2006 we entered into an agreement with our manufacturing and then marketing partner, Lonza, whereby for the six-month period January 1 to June 30, 2006 the $132,612 monthly charges we incur for rental of a production suite used to produce ORCEL at their Maryland facility, Lonza agreed to accept 49,116 shares of our common stock monthly in lieu of cash payment. Accordingly, we issued 294,693 shares for six months of suite fees during the first half of 2006. We determined that the fair value of our common stock and warrants was a more reliable measure then the monthly suite fee charged. Accordingly, the shares were valued at $1,119,834 using the closing market price of our common stock at the end of each monthly performance period. We also issued to Lonza a three-year warrant exercisable July 1, 2006 to purchase 73,673 shares of our common stock at $11.25 per share. The warrant was valued at $67,505 on the date of agreement utilizing a Black Scholes model with the following assumptions: expected life of 3 years, volatility factor of 86%, risk free rate of 4.66%, and no expected dividend yield. The warrant was amortized over the six-month period of the agreement. Each of these securities carry certain registration rights. The common shares issued to Lonza were subject to registration rights and potential liquidated damages.

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

Bridge Financing: In March 2006, we received $445,000 in short-term loans. We received two loans for $130,000 and $65,000, respectively, from two of our executive officers. These loans were non-interest bearing and automatically payable from the proceeds of our future financings. $35,000 was repaid on April 6, 2006 with the balance paid from the proceeds of our April 17, 2006 private placement of our equity securities described hereafter. The third loan for $250,000 bore interest at 8% per annum and was from the investor who had committed to provide us with $1,058,000 by the later of the filing of our pre-market approval application for our confirmatory venous leg ulcer trial, or March 31, 2006. This $250,000 loan automatically converted into the equity securities we issued in our April 2006 private placement at 1.2 times the note’s principal and accrued interest amount. This amounted to $301,333 and we recorded additional interest expense of $51,133. For this amount the investor received 301.333 shares of Series E preferred stock and a Series H warrant to purchase 100,444 shares of our common stock at $7.50 per share. We recorded the fair value of the warrants similar to the other Series H warrants as described hereafter. Additionally we agreed that since the investor provided us with the funds earlier than was required, upon conversion of such $250,000 loan to our equity securities, we would forego such investor’s remaining commitment to provide us with $808,000 of additional financing, and that the earlier repricing (upon commitment) of our warrants held by such investor would not be affected.

F35

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series E Convertible Preferred Stock: On April 17, 2006, we completed a private placement sale for aggregate gross proceeds from accredited investors of $6,176,000. We issued an aggregate of 6,176 shares of our 6% Series E Convertible Preferred Stock (Series E Preferred) and five-year Series H warrants to purchase 2,058,667 shares of our common stock at $7.50 per share. We incurred placement fees of $608,200 (inclusive of $50,000 termination fee to the former placement agent described above), legal expenses of $36,856, and other expenses of $4,115, or an aggregate cost of the financing of $649,171. In addition to cash fees we issued warrants to our investment banker, Rodman & Renshaw, LLC (R&R), who served as placement agent. R & R received warrants to purchase 153,017 shares at $7.50 per share. Another finder received a warrant to purchase 39,517 shares at $7.50 per share. Due to the warrants being recorded as a liability at issuance (see below), the net proceeds were allocated entirely to the warrants. As such, the fair value of the warrants exceeded the proceeds and thus there is no beneficial conversion discount. The Series E Preferred was entitled to vote on an “as converted” basis on all matters submitted to a vote by the holders of our common stock. At any time these investors could convert their preferred stock into our common stock at a $3 per common share conversion price. In August 2006 certain investors holding 295 Series E Preferred shares converted their shares and accrued dividends at the $3 conversion price into 100,250 shares of our common stock. On September 6, 2006, the investors were obligated to convert their preferred stock by dividing their $1,000 per preferred share purchase price plus dividends at 6% per annum from April 17, 2006 by the lesser of $3, or 90% of the average of the volume weighted average prices for our common stock for the twenty trading days following July 24, 2006 (the effective date of the 1 for 15 reverse split of our common stock). On such date, the remaining 6,182.333 Series E Preferred shares were automatically converted into 2,721,828 shares of our common stock pursuant to the terms of the Certificate of Designation of the Rights and Preferences for the Series E Preferred. The Series H warrants carried full ratchet price and quantity reset provisions should we sell our common stock or our other securities convertible into, or exercisable for, our common stock, at an effective price per common share less than the $7.50 exercise price of the warrants. Such warrants provided that the $7.50 per share exercise price would be reduced to the price, if lower, at which we sell our common stock in the future, or the effective cost to the purchaser of our common stock upon conversion of equity securities, or exercise of warrants or options, we may sell or grant in the future. Additionally, such warrants provided that the number of shares of our common stock that the holders of the Series H warrants could purchase when the exercise price of the Series H warrant is so reduced, would be that number of shares which the aggregate exercise price of the Series H Warrants could purchase before the reduction of the exercise price at the new, reduced exercise price. We registered under the Securities Act of 1933, all of the shares of our common stock we issued as a result of the conversion of the Series E Preferred and issuable upon exercise of such Series H warrants. The registration statement for those shares was declared effective on August 7, 2006.

Each Investor who participated in the April 17, 2006 placement retained the right to participate in a subsequent equity financing up to an amount equivalent to 100% of any subsequent financing closed by us prior to August 7, 2007, on the same terms, conditions and price of such subsequent financing.

Under Section 170 of the Delaware General Corporation Law, we were prohibited from paying a dividend in cash to the holders of Series E Preferred. We notified such investors that we would increase the basis of their preferred stock for any accrued dividends. Such investors were given the right to notify us not to increase their basis but receive our common stock instead. No investors notified us that they elected to receive our common stock. Dividends of $151,035 were paid to Series E Preferred holders in common stock upon conversion of their Series E Preferred.

Elimination of Series D and E Preferred Stock Certificates of Designations: On December 26, 2007 the designation establishing the rights and preferences of our Series D and E Preferred, of which no shares were any longer outstanding, was eliminated from our certificate of incorporation so that we are no longer authorized to issue any more Series D and E Preferred.

F36

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in value of warrants: Due to the nature of the volume weighted average calculation required under the Series E Preferred whereby the final conversion price of the underlying common stock was not immediately known and under the rules promulgated by EITF No. 00-19, we were initially required to reclassify the fair value of all of our existing outstanding warrants, because it was unknown whether we would have enough authorized shares to settle our outstanding warrants due to the unknown number of shares needed for the Series E Preferred, from our equity accounts at the date of the Series E Preferred transaction and record them as a warrant liability. At April 17, 2006, we recorded a liability for the fair value of all of our outstanding warrants, or $20,829,822, inclusive of an $8,878,822 fair value for our Series H warrants issued in the April 17, 2006 private placement. As of September 5, 2006, the date on which the holder of our Series E Preferred had to convert their Series E Preferred to common stock, the fair value of our warrants was revised to $5,736,591 in accordance with EITF No. 00-19. The reduction in the fair value of the warrants at September 5, 2006 from the initial value of $20,829,822 recorded on April 17, 2006, resulted in income of $15,093,231. The net amount of $12,042,565 on our December 31, 2006 statements of operations under the caption “Change in fair value of warrants” represents the net effect of the reduction in fair value of the warrants ($15,093,231) offset by the charge for the excess value of the Series H warrants ($8,878,822) over the consideration ($5,828,162 consideration received consisting of $5,526,829 net proceeds in the private placement in which they were sold and a $250,000 promissory note including interest of $51,333 which was converted as described above into Series E Preferred) received in the April 17, 2006 private placement or $3,050,666. A Black Scholes model using the respective remaining expected lives of our warrants, a dividend yield of zero, estimated volatility of approximately 86%, and a risk free rate of 4.59% was used to calculate the respective fair values at September 5, 2006.

Deemed dividend: Our April 2006 private placement described above resulted in the repricing of our Series E and F warrants because of the anti-dilution provisions of those warrants. Series E warrants to purchase 47,840 shares of common stock at $22.50 per share were repriced to $11.34 per share resulting in a deemed dividend of $28,113. Series E warrants to purchase 254,279 shares of our common stock at $27.00 per share were repriced to $13.06 per share resulting in a deemed dividend of $158,357. Series E PA warrants to purchase 183,092 shares of our common stock at $5.25 per share were repriced to $5.02 per share resulting in a deemed dividend of $2,519. Series F warrants to purchase 1,162,926 shares of our common stock at $7.50 per share were repriced to $6.45 per share resulting in a deemed dividend of $88,983. We calculated aggregate deemed dividends of $277,972 utilizing a Black Scholes model that compared the exercise price of the new warrants to the old warrant with the following assumptions for the Series E and F warrants: expected life of 5 (Series E) and 7 (Series F) years, volatility factor of 86%, risk free rate of 4.93% (Series E) and 4.96% (Series F), and no expected dividend yield.

9 – 2007 FINANCING TRANSACTIONS

Directors and Officer Premium Financing Agreement: On February 2, 2007, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $138,000. The financing agreement bore interest at 7.3 % and required nine monthly payments of $15,803 beginning March 2007. The financing was utilized to fund the premium payments for our directors and officers insurance policy and was repaid as of December 31, 2007.

Restricted Stock Award to Directors: On February 19, 2007, the Board of Directors awarded 60,000 shares and 50,000 shares, respectively to Dr. Lilien and Dr. Schiff, for their service as members on our Audit Committee. Both awards were made as a result of our long outstanding fees due these directors for their services and to ensure their continuing services. The awards were made pursuant to the 2006 Stock Award and Incentive Plan which was approved by our shareholders in December 2007.

Exchange Agreement – Secured Bridge Financing: In the fourth quarter of 2006, we agreed on terms which were later incorporated into a January 29, 2007 agreement, and amended June 18, 2007 (the Exchange Agreement). We entered into this Exchange Agreement with Paul Royalty Fund L.P. (PRF) for the restructuring of our obligation under our RIAA (as described in Note 8) upon the completion of at least $8,000,000 of financing and other terms. Among those other terms, the Exchange Agreement required cancellation of termination of employment agreements we had with our then chairman and chief executive officer, Messrs. Katz and Lipstein, and to the resignation of Messrs. Katz and Lipstein as officers and directors of our company, as well as other conditions described hereafter. The agreement was necessary for us to secure bridge financing. We and PRF agreed that the first $2,800,000 of any amount we had to pay PRF pursuant to our then existing revenue interest assignment agreements with PRF would be paid to lenders of bridge loans made to us after September 2006. Those bridge loans enabled us to continue our operations while final terms could be negotiated relating to the restructuring of our obligation to PRF. Such restructuring enabled us to complete a private placement of our equity securities.

F37

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2006 we received bridge loans aggregating $1,060,000. During the period January through June 2007, we received bridge loans aggregating $1,949,000. One of the loans for $110,000 from our former officers was repaid from another bridge loan. In all we received $2,899,000 of these loans which matured on various dates between February 28 and June 30, 2007and had been due on demand anytime after such dates. These loans accrued interest at 15% per annum after their due dates. The loans were repayable in cash at 110% of their face value. Noteholders were to be issued a warrant exercisable for one share of our common stock for each dollar of the face value of the Note (the "Bridge Warrant"). The Bridge Warrant was to have terms identical to the warrants we issued in the Private Placement or the conversion price of the financing if no warrants were issued. The Bridge Warrants have piggyback registration rights for the shares of our common stock issuable upon the exercise of such warrants. The lenders had the option to roll their loan at 125% of the loaned amount plus any accrued interest into our June 18, 2007 private placement described hereafter.

Series H Warrant Offer: Beginning February 13, 2007 through June 8, 2007 we made an offer to the holders of our Series H Warrants which had been issued in our April 17, 2006 private placement, contingent on 100% acceptance by all holders, for them to exchange their Series H Warrants for such number of shares of our common stock that they could purchase upon exercise of their Series H Warrants, plus a new five year warrant to purchase, at an exercise price of $1 per share, 25% of the shares of our common stock they receive in such exchange. Holders of Series H warrants to purchase an aggregate of 2,002,444 out of an aggregate of 2,169,111 (92%) shares of our common stock that could be purchased upon exercise of all our Series H warrants, accepted our exchange offer. Although we did not receive 100% acceptance of our offer, we nevertheless agreed to conclude the exchange with those holders of our Series H Warrants who had theretofore accepted our offer contingent upon the following:

•	the surrender by the holder of his Series H Warrant(s) to us no later than July 20, 2007 by delivering them to us at our offices, and
•
an agreement to waive any claims they may have against us pursuant to all the agreements entered into with us in connection with their purchases of shares of our Series E Preferred, all dated as of March 16, 2006.

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

Holders of Series H warrants to purchase 2,002,444 shares exchanged their warrants for the same number of shares of common stock and Series A warrants to purchase an aggregate of 500,606 shares at $1 per share. The Series A warrants were warrants that were issued in the private placement described hereafter. In connection therewith we recorded a deemed dividend charge of $244,487 representing the difference in value of the warrants returned versus the common stock and warrants issued. We utilized a Black Scholes model using risk free rates ranging from 4.80 to 4.91%, no dividends, and 90% volatility to determine the charge.

Convertible Preferred Stock: On June 14, 2007, , our board of directors adopted an amendment to our certificate of incorporation designating the following series of preferred shares out of the 1,000,000 shares of preferred stock that we are authorized to issue:

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

F38

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A Preferred Financing:

First Closing: On June 18, 2007, we completed a private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 579.148 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $5,791,475. At the same time holders of bridge notes who had loaned us an aggregate of $2,701,500, with $94,264 of accrued interest, or $2,795,764, exchanged their bridge notes for an aggregate of 349.470 of our A Preferred shares with warrants attached at 125% of the face value, or $3,494,705, of their bridge notes. Since these bridge notes were paid with A Preferred shares, which are convertible into common stock, no discount was recorded upon the settlement of the bridge notes. We repaid $197,500 of bridge notes, or $226,936 including a $19,750 premium and $9,686 of accrued interest. All noteholders also received our five-year Series A warrants to purchase an aggregate of 2,899,000 shares of common stock at $1 per share. We recorded a $1,003,747 charge to interest expense representing the value of these warrants. This value was determined using a Black Scholes model with the following assumptions: 90% volatility, no dividends, a stock price of $0.55, and a risk free rate of 5.07%. Each $10,000 A Preferred share converts into 20,000 shares of our common stock at a conversion rate of $0.50 per common share. The resulting 928.618 shares of A Preferred, consisting of the above described 579.148 sold and the 349.470 from the bridge note conversion, can be converted into an aggregate of 18,572,360 shares of our common stock. Each holder of A Preferred shares received a five year warrant to purchase 50% of the number of such holder’s A Preferred as converted shares, or to all such holders warrants to purchase an aggregate 9,286,180 shares of our common stock exercisable at $1 per share. Additionally each purchaser and bridge loan investor who acquired A Preferred shares also received Series M warrants which are exercisable at $0.50 per share at any time hereafter until thirty days after (and if) we have announced receipt of written notice of FDA clearance for our commercial sales of ORCEL for the treatment of venous stasis ulcers. The number of Series M warrants issued was correlated to the type of investor. Purchasers and bridge note investors who participated in the private placement received Series M warrants to purchase 50% of the A Preferred as converted shares that they received in the private placement, and 100% if they invested $3,500,000 or more (the Lead Investor) in the purchase of A Preferred shares. We issued Series M warrants to purchase an aggregate 12,836,180 shares of our common stock to investors in the private placement and to our bridge loan investors. Those purchasers and bridge loan investors who received Series M warrants also received five year Series M-1 warrants, exercisable at $1 per share, entitling them to purchase 50% of the number of our common shares they purchase upon exercise of their Series M warrants. We issued Series M-1 warrants to purchase an aggregate 6,418,090 shares of common stock at $1 per share to investors in the private placement and to our bridge loan investors.

Second Closing: On July 25, 2007, we completed the second closing of our private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 212.100 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $2,121,000. The 212.100 shares of A Preferred can be converted into 4,242,000 shares of our common stock. The purchasers in the second closing received an aggregate of: Series A warrants to purchase 2,121,000 shares of our common stock at $1 per share, Series M warrants to purchase 2,121,000 shares of our common stock at $0.50 per share, and Series M-1 warrants to purchase 1,060,500 shares of our common stock at $1 per share.

F39

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Closing: On July 31, 2007, we completed the third closing of our private placement of our A Preferred with warrants attached to a group of accredited investors. We sold 50.950 shares of A Preferred for $10,000 per share (its stated value) and received gross cash proceeds from such sales of $509,500. The 50.950 shares of A Preferred can be converted into 1,019,000 shares of our common stock. The purchasers in the third closing received an aggregate of: Series A warrants to purchase 509,500 shares of our common stock at $1 per share, Series M warrants to purchase 509,500 shares of our common stock at $0.50 per share, and Series M-1 warrants to purchase 254,750 shares of our common stock at $1 per share. One of the subscribers in this closing purchased his 15 shares with a $150,000 subscriber note receivable bearing interest at 5% per annum that is due on February 15, 2008.

Subscriber Closing: On December 20, 2007, $110,000 of our $150,000 subscriber note receivable representing 11 shares was paid, leaving a $40,000 subscriber note balance remaining.

As a result of the A Preferred having a conversion rate that was in-the-money on the date of issuance, the A Preferred has a beneficial conversion feature with an intrinsic value of $4,720,660. This is because the aggregate 1,187.668 preferred shares (not including 4 shares of A Preferred issuable on payment of the $40,000 unpaid balance of the subscription note receivable) are convertible into 23,753,360 common shares at a discount of approximately $0.20 per share, representing approximately the difference between weighted average market price of a common share, or $0.54 per common share from the four closings, and the effective conversion price of approximately $0.34. Although the conversion price for the A Preferred is $0.50, we have to allocate a portion of the value of the proceeds to the attached warrants (we utilized a Black Scholes model to compute the relative fair value of the warrants and considered certain probabilities of the warrants being exercised) to determine the effective conversion price of the A Preferred. Our Black Scholes model used the following assumptions: market prices of $0.55, $0.51, $0.50, and $0.38 based on the respective dates of the four closings, risk free rates ranging from 3.20 to 5.07%, no dividends, expected lives ranging from one to five years, and 90% volatility. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately.

The placement agent who arranged the private placement financing received 10% of the cash proceeds we received from the bridge note loans and in the private placement, and five year Placement warrants to purchase 3,156,670 shares of our common stock exercisable at $0.55 per share. In addition, under an advisory agreement with our placement agent, primarily as compensation for negotiating our recent restructuring transactions (the exchange transaction with PRF and the cancellation of termination of employment agreements with our chief executive officer and chairman, and in connection with the exchange of our outstanding Series H warrants for shares of our common stock and our new Series A warrants, each described in the notes to this report) we agreed to issue warrants, identical to those issued in the Series A financing, to purchase 2,000,000 shares of our common stock exercisable at $0.55 per share. This warrant was valued at $796,706 using a Black Scholes model with no dividends, a 90% volatility factor, market price of $0.55, a five year life, and a risk free rate of 5.07%. In addition we agreed to exchange our common stock for our outstanding Series E PA, Series F and Series F PA warrants held by our placement agent, its affiliates or designees, or sub-agents that participated in the Series A Financing. The warrants were valued on the date of the exchange using a Black Scholes model using the exercise prices of the various warrants exchanged, market price of $0.55, no dividends, a 90% volatility factor, and risk free rates ranging from 5.05% to 5.07%. The warrant value, $230,424, was then compared against the corresponding value of the 931,032 shares to be issued, $512,067 based on the market value on the date of the exchange, for a net charge of $281,643. The aggregate value of the advisory agreement, or $1,078,349, is included in general and administrative expenses. We also agreed in such advisory agreement that the placement agent will be paid a transaction fee based on the closing of a strategic transaction in the future of 3% of the first $50 million, 2% of the next $50 million up to $100 million, and 1% of aggregate consideration we receive in excess of $100 million. Such advisory agreement will be in effect until June 15, 2008.

In summary, in the three closings of our Series A Convertible Preferred Stock, beginning June 18, 2007 and ending July 31, 2007, we sold an aggregate of 842.198 shares of A Preferred with warrants attached and received gross cash proceeds of $8,381,980 and a subscribed note receivable for $40,000. Of this amount, we immediately repaid $226,936 to bridge loan holders who did not wish to participate in the private placement, and paid our placement agent fees aggregating $1,132,098. As part of the first closing, holders of $2,701,500 of previously outstanding convertible bridge notes, the proceeds of which were used to finance our operations during the months of October 2006 to the first closing on June 18, 2007, exchanged their notes with $94,264 of interest, or $2,795,764, at 125% of their face value, or $3,494,705, for 349.470 shares of A Preferred with warrants attached. The total outstanding 1,191.668 shares of A Preferred can be converted into 23,833,360 shares of our common stock. We issued Series A warrants to purchase an aggregate of 11,916,680 shares of our common stock at $1 per share, Series M warrants to purchase an aggregate of 15,466,680 shares of our common stock at $0.50 per share, and Series M-1 warrants to purchase an aggregate of 7,733,340 shares of our common stock at $1 per share. Our placement agent received five-year warrants to purchase an aggregate of 3,156,670 shares of our common stock at $0.55 per share.

F40

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early Extinguishment of Revenue Interest Obligation: Also on June 18, 2007, and in conjunction with the completion of the above equity financing, we entered into the Amended and Restated Exchange Agreement (Exchange Agreement) with Paul Royalty Fund, L.P. whereby PRF exchanged its interest in our future revenues (recorded in our financial statements as a $43,401,000 liability at June 18, 2007) for 500 shares of our new Series A-1 Convertible Preferred Stock (A-1 Preferred) and 500 shares of our of Series A-2 Convertible Preferred Stock (A-2 Preferred), each share having a liquidation preference of $10,000. The aggregate $10,000,000 liquidation preference amount of the A-1 and A-2 Preferred can be converted to common stock at conversion rates of $0.50 and $5 per share, respectively, or an aggregate of 11,000,000 common shares on an as converted basis for both the A-1 and A-2 Preferred. Our earlier agreements with PRF were cancelled and PRF’s liens were therefore removed from our intellectual property.

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

On June 21, 2007, Costa Papastephanou was named our CEO and also elected to our Board of Directors. Dr. Papastephanou had been employed as our president and chief operating officer since February 2001. Mark Eisenberg, Steven Lilien, and Allen Schiff resigned as directors on June 21, 26, and 27, 2007, respectively. Drs. Lilien and Schiff were members of our audit and compensation committees. Also pursuant to such agreement, on June 22, 2007, the resignations of Ron Lipstein, our former chief executive officer, and Steven Katz, our former chairman, as directors became effective. Dr. Katz was a member of our compensation committee.

On June 29, 2007 the Board of Directors resolved that the Board should consist of six directors and elected Shepard Goldberg, Mark Bagnall and John Leone to fill some of the vacancies created by the resignations of five of our directors. Mr. Leone was designated as a director by PRF. Mr. Leone was chosen by the Board of Directors to be our Lead Director on September 26, 2007.

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

F41

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cancellation Agreements: As required by the terms of the Exchange Agreement with PRF, we entered into Cancellation Agreements with our former chief executive officer and our former chairman canceling termination of employment agreements we entered into with them in 2002. Such termination of employment agreements required substantial payments we would have to make to them in the event of the involuntary termination of their employments with us. Under such Cancellation Agreements we made initial payments of $235,000 and $65,000, respectively, to them (including $25,000 to each as part of the consideration for cancellation of the deferred compensation we owed them). They surrendered options to purchase an aggregate of 508,909 shares of common stock at prices ranging from $3.75 to $54 per share. Thirty days after we receive the first response from the FDA to our pre-market application for clearance to make commercial sales of ORCEL to treat venous stasis ulcers (the FDA’s 100 Day Letter), we will pay them $90,000 and $45,000, respectively. Seven months after we receive the FDA’s 100 Day Letter we will pay them $190,000 and $75,000, respectively. The post 100 Day Letter payments of $90,000 and $45,000, respectively, will be accelerated in certain events. Our former chief executive officer and our former chairman received five-year warrants to purchase 2,382,022 and 2,328,001 shares, respectively, of our common stock at $0.55 per share. We will also issue additional five year warrants to each of them entitling them to purchase so many shares of our common stock equal to 3½% of the number of shares of our common stock we issue, or are required to issue upon conversion or exercise of securities we issue, in the period ending 30 days after (and if) we publicly announce that we have received FDA clearance for commercial sales of our ORCEL product for the treatment of venous leg ulcers: (i) in financings in which we receive up to $6,300,000 and (ii) to our creditors in satisfaction of our obligations to them in excess of the number of shares we issue in such period in satisfaction of $3,000,000 of debt we owe. The additional warrants we may issue to our chief executive officer and chairman will also be exercisable at $0.55 per common share

Pursuant to a resolution adopted by our Board of Directors in 2001, we were required to pay to our former chief executive officer and former chairman of our Board of Directors, one percent each of all moneys received by us from investors in our equity securities or certain lenders. We were also required to issue to each of them options to purchase such number of shares of our common stock equal to ten percent of the shares issued by us in an equity financing, which options are exercisable at the prices paid by the investors for the shares we sell in the equity financing. Pursuant to such resolution, in October and November 2005 we granted to each of them seven-year options entitling each of them to purchase 211,975 shares of our common stock (423,950 in the aggregate) at an exercise price of $3.75 per share as a result of our sale of 2,119,746 shares of our common stock in a private placement in the latter part of 2005. We did not grant to either of them options to purchase ten percent of the number of shares of our common stock that the purchasers of our Series E Preferred received upon conversion of their Series E Preferred, with the exercise price of such options being the price per share of common stock such purchasers will have paid for our common stock they receive. We did not, with their consent, grant them options because of private placement sales of our equity securities prior to October 2005.

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
$2,036,715

F42

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other significant aspects of the private placement and financing transactions were:

•
We filed a required registration statement by September 18, 2007 for the shares of our common stock (a) into which the A Preferred and the A-1 Preferred shares can be converted and (b) issuable upon exercise of our Series M warrants. We were required to have such registration statement declared effective by February 15, 2008. Such filing was declared effective February 14, 2008.

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

•
Subject to a registration statement being in effect or Rule 144 being available for public sale of the shares of our common stock issuable upon conversion of the A Preferred shares (a) if the closing bid price of the our common stock is equal to or greater than $1.50 for ten (10) consecutive trading days, 1/3 of the A Preferred stated value shall automatically convert into shares of our common stock; (b) if the closing bid price is equal to or greater than $2 for ten (10) consecutive trading days then such portion of the A Preferred liquidation preference shall automatically convert into shares of our common stock so that, together with the earlier automatic conversion, 2/3 of the original stated value shall have converted, and (c) if the closing bid price of our common stock is equal to or greater than $3 for ten (10) consecutive trading days then all of the A Preferred stated value not theretofore converted shall automatically convert into shares of our common stock.

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

•
As long as the A Preferred shares are outstanding, the Lead Investor will receive the right for the period ending June 17, 2010 to purchase up to 40% of the securities being offered in subsequent financings (as defined) on the terms being offered in such future financings.

•
As long as A and A-1 Preferred shares are outstanding, and as long as we have not received FDA clearance for commercial sale of ORCEL for treatment of venous stasis ulcers, the holders may exchange their preferred shares at their stated values for equity securities which have more favorable terms that we sell in a future financing.

Vendor settlements: On December 17, 2007 and December 26, 2007 we issued 5.25 shares and 4.663 shares, or 9.913 shares of A Preferred in the aggregate, for $42,000 and $29,740, respectively, or $71,840 in the aggregate, of vendor liabilities. As a result of the A Preferred having a conversion rate that was less on the dates of issuance than the then market prices of our common stock, the A Preferred had a beneficial conversion feature with an aggregate intrinsic value of $11,084. The A Preferred shares are convertible into an aggregate 198,260 common shares at a discount of approximately $0.06 per share, representing the difference between the market prices of a common share of $0.47 on December 17, 2007 and $0.36 on December 26, 2007, and the effective conversion prices of approximately $0.40 and $0.32, on such respective dates. The beneficial conversion feature amount was recorded as a preferred stock deemed dividend and was accreted immediately.

F43

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 – WARRANTS OUTSTANDING

The following table summarizes warrant activity during the period from March 12, 1991 (inception) through December 31, 2007(excluding the Class A and B warrants which were issued during the initial public offering of our common stock):

	Price Range ($)	Warrants
March 12, 1991 (inception)
Granted	1,413.75	49
Balance, December 31, 1991	1,413.75	49
Granted	1,413.75	367
Balance, December 31, 1992	1,413.75	416
Granted	1,413.75 - 1,800.00	322
Balance, December 31, 1993	1,413.75 - 1,800.00	738
Granted	1,800.00	67
Balance, December 31, 1994	1,413.75 - 1,800.00	805
Granted	1,500.00	26
Expired	1,413.75	(18)
Balance, December 31, 1995	1,413.75 - 1,800.00	813
Granted	150.00 - 1,500.00	3,411
Exercised	1,500.00	(226)
Expired	1,800.00	(16)
Balance, December 31, 1996	150.00 - 1,800.00	3,982
Granted	1,800.00 - 2,137.50	2,204
Expired	1,800.00	(67)
Balance, December 31, 1997	150.00 - 2,137.50	6,119
Granted	1,800.00 - 2,100.00	500
Exercised	150.00 - 1,800.00	(1,372)
Expired	1,800.00	(723)
Balance, December 31, 1998	150.00 - 2,137.50	4,524
Granted	1,875.00 - 2,175.00	778
Exercised	150.00	(94)
Expired	900.00 - 1,413.27	(114)
Balance, December 31, 1999	150.00 - 2,137.50	5,094
Granted	2,250.00	18
Exercised	1,800.00	(13)
Expired	150.00 - 1,500.00	(1,034)
Balance, December 31, 2000	1,155.00 - 2,250.00	4,065
Expired	1,155.00 - 1,800.00	(1,429)
Balance, December 31, 2001	1,155.00 - 2,250.00	2,636
Granted	.15 - 937.20	148,068
Exercised	.15	(64,933)
Expired	.15 - 2,175.00	(11,290)
Balance, December 31, 2002	.15 - 2,250.00	74,481
Granted	.15 - 225.00	157,948
Exercised	.15 - 60.00	(26,584)
Expired	2,100.00	(167)
Balance, December 31, 2003	.15 - 1,800.00	205,678
Granted	.15 - 225.00	34,583
Exercised	.15 - 300.00	(97,651)
Surrendered	54.00 - 300.00	(76,389)
Expired	2,100.00	(314)
Balance, December 31, 2004	30.00 - 1,800.00	65,907
Granted	0.015 - 27.00	2,974,861
Exercised	0.015	(243,901)
Expired	675.00 - 1,800.00	(258)
Balance, December 31, 2005		2,796,609
Granted	3.75 - 27.00	3,083,891
Exercised	0.015	(139,734)
Expired	30.00 - 48.75	(10,937)
Balance, December 31, 2006		5,729,829
Granted	0.50 - 1.00	48,382,999
Exchanged	0.01 - 2.15	(2,933,476)
Balance, December 31, 2007		51,179,352

F44

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes data about outstanding warrants as of December 31, 2007

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	contractual	Exercise	Number
exercise prices	outstanding	Life (years)	Price	exercisable
$0.01 to $0.015	978,600	2.59	$0.014	978,600
$0.50 to $0.55	25,333,373	2.04	$0.52	25,333,373
$1.00	23,049,626	4.49	$1.00	15,316,286
$1.79 to $7.50	1,613,347	3.01	$3.55	1,613,347
$11.25 to $75.00	204,406	1.61	$25.79	204,406
	51,179,352			43,446,012

7,733,340 Series M-1 warrants to purchase our common stock at $1 per share are exercisable proportionate to the holders exercise of Series M warrants to purchase our common stock at $0.50 per share.

11 - SHARE BASED COMPENSATION

1996 Plan: In April 1996, the Board of Directors and stockholders approved the adoption of the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provided for the grant of options to purchase up to 2,333 shares of our common stock. In August 1998, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan increasing the maximum number of shares of our common stock for which stock options may be granted from 2,333 to 10,333 shares. In August 2000, the stockholders and Board of Directors ratified and approved the second amendment to our Amended and Restated 1996 Plan increasing the number of shares of our common stock for which options have been or could be granted under the Plan from 10,333 to 20,000 shares. In February 2003, the stockholders and Board of Directors ratified and approved an amended and restated 1996 Plan, increasing the maximum number of shares of our common stock for which stock options may be granted from 20,000 to 30,000 shares. The 1996 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. Some of the options generally vest ratably over a four-year period, while others vest immediately. The options generally expire after seven years. As of December 31, 2007, no options were available for grant under the 1996 Plan.

1998 Grant: We recognized approximately $1,696,000 of compensation expense for options and warrants issued to officers and our directors in 1998. Such options and warrants were accounted for as variable option grants. Such options and warrants had vested prematurely in December 1998, upon the exercise of warrants owned by one of our directors, in accordance with the terms of certain compensation provisions provided for and approved by our Board of Directors.

F45

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of Plan Options: During the years ended December 31, 2005, 2003 and 2002, we issued 423,950, 59,626, and 25,333 options, respectively, to our former chief executive and former chairman, which were granted outside of our Stock Option Plan. Such options to purchase 508,909 shares of our common stock were cancelled in connection with our cancellation agreements with these former executives described in Note 9. During the year ended December 31, 2004 we issued 6,667 options to a director which were also granted outside of our Stock Option Plan. These options vested immediately and expire seven years from date of grant.

2003 Performance Shares: During 2003, an allocation of 120,000 restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. On January 5, 2005, we issued 66,667 and 22,667 of these shares to our chief executive officer and chairman, respectively, for having achieved a milestone of raising in excess of $15,000,000 over a specified period. On June 27, 2005, we allocated the remaining 30,666 shares of our common stock to certain executive officers and other employees. Out of this 30,666 allocation, we issued an aggregate of 19,666 shares to our chief operating and chief financial officers. Grants of the remaining 11,000 shares allocated to three employees were conditioned on meeting certain performance criteria. One of those employees met such performance criteria at December 31, 2005 and December 31, 2006 and 667 and 1,333, or an aggregate 2,000 shares, were issued to him. The remaining 9,000 shares were forfeited as it was determined the performance criteria was not reached. The related charges were reflected as additional paid in capital and deferred compensation in the statement of shareholders’ deficit. The 111,000 shares issued all vested on May 31, 2007. We recorded a charge to deferred compensation of $752,000 based on the fair value of these restricted shares. The deferred compensation for the 111,000 issued shares was amortized over the 29-month vesting period. Included in personnel expense are charges of $128,183 and $334,678 for the years ended December 30, 2007 and 2006, respectively, reflecting the amortization of this deferred compensation amount. These shares have certain registration rights. The stock grant agreements with these individuals all provided that in lieu of a direct cash payment, these individuals may transfer a portion of these shares back to us to satisfy their minimum future personal tax withholding liability arising from the receipt of these shares, for which we will pay their tax obligation. Pursuant to those provisions, an aggregate 35,126 shares were transferred back to us by these individuals upon their vesting in 2007 to satisfy the approximately $27,000 tax liability paid by us on their behalf, and the remaining 75,874 shares were retained by them.

2005 Plan: In July 2005, the stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of December 31, 2007, none of these options were available for grant under the 2005 Plan.

2006 Plan: On August 24, 2006 the Board of Directors adopted the Forticell Bioscience, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan, as amended and approved by shareholders on December 20, 2007, provides for grants of up to 6,000,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. The awards maybe in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors or, in some cases, by a sub-committee of the compensation committee, and may require a performance component. The members of that sub-committee are both non-employee directors.

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan, of which 200,000 shares was awarded to a member of management and 300,000 shares to two senior level employees. These shares were issued after January 1, 2008 and vest over a five-month period ending May 31, 2008. See Note 17. The shares granted to any of these employees, or pro-rata portions thereof, will be forfeited if during any time over this seventeen-month period, such employee’s employment with us is terminated. Due to the high probability that these members of management would be retained through May 31, 2008, we recorded a charge of $114,000 related to these awards in deferred compensation and are amortizing this charge over the 17 month period of service. No other performance criteria were established for these awards. Included in personnel expense are charges of $80,471 for the year ended December 30, 2007 reflecting the amortization of this deferred compensation amount.

On September 26, 2007, our Board of Directors awarded seven-year options to purchase 1,000,000, 250,000, and an aggregate 450,000 shares of our common stock, respectively to our CEO, our chief financial officer, and other employees of ours. Additionally an award of options to purchase an aggregate of 250,000 shares of our common stock was made to the five independent members of our Board of Directors. Each was awarded an option to purchase 50,000 shares. All these options are exercisable at $0.38, the closing market price on the day these options were awarded.

F46

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 22, 2007, our Board of Directors awarded seven-year options to purchase 500,000, 550,000, and an aggregate 450,000 shares of our common stock, respectively to our CEO, our chief financial officer, and other employees of ours. All these options were exercisable at $0.52, the closing market price of our common stock on the day these options were awarded. Additionally, our directors awarded 300,000 restricted shares of our common stock to our CEO which vest in equal annual tranches of 100,000 each over a three year period as long as our CEO continues to be employed by us. All such awards were made under the 2006 Plan. Due to the high probability that our CEO will be retained through October 22, 2010, we will amortize a charge of $68,400 related to this restricted share award over the 36 month period of service. No other performance criteria were established for these awards. Included in personnel expense are charges of $4,200 for the year ended December 31, 2007 reflecting the amortization of this amount.

As of December 31, 2007, 1,749,770 shares of our common stock remained available for grant under the 2006 Plan.

The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The following table summarizes the stock option activity through December 31, 2007:

		Weighted
		average
		exercise
	Number	price ($)
Granted – adoption of stock option plan	1,040	$1,062.00
Balance, December 31, 1996	1,040	1,062.00
Granted	820	1,791.00
Forfeited, expired	(20)	994.50
Balance, December 31, 1997	1,840	1,387.50
Granted	4,598	1,815.00
Exercised	(45)	1,113.00
Forfeited, expired	(96)	1,678.50
Balance, December 31, 1998	6,297	1675.50
Granted	2,660	1,630.50
Forfeited, expired	(1,474)	2,239.50
Balance, December 31, 1999	7,483	1,549.50
Granted	3,000	1,194.00
Exercised	(23)	1,050.00
Forfeited, expired	(299)	1,240.50
Balance, December 31, 2000	10,161	1,845.00
Granted	5,043	889.50
Forfeited, expired	(1,649)	1,111.50
Balance, December 31, 2001	13,555	1,281.00
Granted	7,701	193.50
Forfeited, expired	(2,109)	1,152.00
Balance, December 31, 2002	19,147	859.50
Granted	10,724	33.00
Forfeited, expired	(6,658)	1,260.30
Balance, December 31, 2003	23,213	362.40
Granted	8,633	28.80
Forfeited, expired	(3,291)	304.80
Balance, December 31, 2004	28,555	231.00
Granted	2,400	4.95
Forfeited, expired	(1,985)	230.10
Balance, December 31, 2005	28,970	212.40
Granted	71,867	0.90
Forfeited, expired	(18,106)	260.46
Balance, December 31, 2006	82,731	18.13
Granted	3,450,000	0.44
Forfeited, expired	(15,834)	19.33
Balance, December 31, 2007	3,516,897	$0.77

Exercisable, December 31, 2007	921,324	$1.66

F47

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no aggregate intrinsic value of the outstanding and exercisable options since all of the option grants were priced at or above the December 31, 2007 stock price of $0.38.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2007:

		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Range of exercise price ($)	Outstanding	life (years)	price ($)	exercisable	life (years)	price ($)
0.38 - 0.55	3,497,000	6.76	0.44	906,843	6.75	0.45
2.85 - 14.70	10,200	3.30	5.64	5,567	1.79	7.64
27.00 - 33.75	6,633	2.78	29.59	5,850	2.72	29.20
45.00 - 131.25	2,147	1.48	62.37	2,147	1.48	62.37
523.50 - 907.50	707	0.87	812.00	707	0.87	812.00
930.00 - 1,059.00	210	0.32	981.90	210	0.32	981.90
	3,516,897	6.74	0.77	921,324	6.68	1.66

Share-based compensation expense is included in personnel expense. We recorded additional compensation cost of $271,407 in 2007 and $41,200 in 2006 associated with the adoption of SFAS 123(R).

12 - RELATED PARTY TRANSACTIONS

Due to Founder

Pursuant to an amended agreement, we had engaged the services of Dr. Mark Eisenberg, one of our former directors, who was also one of our founders, as a consultant through August 31, 2005. During 2003, we terminated our agreement with Dr. Eisenberg and discontinued research activities in Australia. For the period from inception to December 31, 2003, production and laboratory costs included compensation due to Dr. Eisenberg of approximately $1,029,000. In accordance with the settlement agreement we entered into with Dr. Eisenberg, we recorded consulting expense of $194,656 for the remainder of the consulting fees due under our consulting agreement with Dr. Eisenberg. Additionally, we recorded $28,881 in rent expense that we owed Dr. Eisenberg for the space we occupied in the Australian laboratory. The total amount due Dr. Eisenberg under the settlement agreement aggregated $398,574 which represented unpaid consulting fees of $304,478, the rent for the Australian laboratory, and $65,215 of advances made by Dr. Eisenberg on our behalf. We settled the balance due Dr. Eisenberg in 2004 by issuing options to purchase 6,667 shares of our common stock at an exercise price of $30 per share. We recorded the $398,574 settlement in 2004 as a contribution of capital given that the settlement was with our director. These options will expire in 2009.

Research Collaboration

On October 11, 2004 we entered into a collaboration with Hapto Biotech, Inc., for the purpose of further developing promising product leads identified through a research collaboration established in September 2002 between us and Hapto Biotech, utilizing each company’s proprietary technologies. The activities of the two entities had been conducted in a new entity, Hapto / Ortec Collaboration, LLC. The agreement provided for a license to us if the collaboration is successful in developing other technology (as defined) which can be used to treat hard to heal chronic wounds (as defined). This collaboration arrangement was terminated when we acquired Hapto Biotech, Inc. on April 14, 2006. See Note 4.

F48

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 - COMMITMENTS AND CONTINGENCIES

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

Second Amendment of Columbia Lease: On December 18, 2003, we amended the lease agreement with Columbia University, extending the lease term to December 2005. With this amendment, we agreed to pay Columbia University $25,588 a month for past due rent commencing on February 1, 2004 and ending on December 31, 2005.

Third Amendment of Columbia Lease: On March 16, 2006 we agreed to a two-year lease extension of the aforementioned lease agreement until December 31, 2007 for our then 14,320 square foot New York City lab and office facility, commencing January 1, 2006. We agreed to a monthly rental of $60,860 or $730,320 per annum. We have the option to renew for an additional two years at the rate of $63,843 per month, or $766,120 annually.

New Jersey Lease Termination: On August 5, 2002, we reached an agreement with the New Jersey Economic Development Authority (NJEDA) to terminate a 2001 lease and to enter into a new lease covering production and office space. Monthly payments under such lease began on January 1, 2003. On June 9, 2003 NJEDA and we executed an agreement to terminate this lease. Based on the terms of this settlement, a termination cost of $978,000 was agreed upon. The termination costs were settled by applying the $623,000 security deposit, plus accrued interest thereon, with the balance of $340,000 paid on June 11, 2003. In 2003, we recorded a lease termination cost of $1,119,166 consisting of the aforementioned $978,000 together with $141,166 of other costs that we incurred in connection with the build-out of the leasehold. We continued to rent space in North Brunswick, New Jersey pursuant to a lease until its expiration on July 31, 2004, at a rent of $2,300 per month.

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

Our agreement with Lonza requires us to pay Lonza $136,591 per month, or $1,639,092 per year, for the use of a production suite in their facility located in Walkersville, Maryland. In January 2007 Lonza agreed to temporarily suspend such payments until such time as our financial condition improves and we again require the use of the production suite (See Modified Manufacturing Agreement and Termination of Sales Agency Agreement with Lonza below). The payments we will make to Lonza will increase to $175,000 monthly, or $2,100,000 per year, if we require Lonza to build us a larger production facility to meet our requirements for the production of ORCEL. In 2006 we incurred charges of $1,591,350 for the use of Lonza’s production facility. These amounts are included in product and laboratory costs. Such annual payments include some services and overhead expenses provided and paid for by Lonza. These annual payments we are required to make increase 3% per annum on the anniversary of the commencement date. We are required to pay 50% of the cost of the construction of that larger production facility, but not more than $1,000,000. However, the amount we contribute to the construction of that larger facility will be repaid to us by credits against a portion of the future annual payments of $2,100,000 and of certain other payments we are required to make to Lonza after the larger facility is in use. We are also required to pay specified hourly charges for the Lonza employees engaged in the production of ORCEL as well as certain other charges. After construction of the larger production facility we are required to acquire from Lonza virtually all of our requirements for ORCEL that Lonza can produce. Prior to our election to have Lonza construct the larger production facility for us, either we or Lonza may terminate the agreement on six months notice by us and twelve months notice by Lonza. If we elect to have Lonza construct the larger production facility for us the agreement will continue for six years after the larger production facility is constructed. However, even after such construction we and Lonza may elect to scale down over the following three years the portion of our requirements for ORCEL that Lonza will produce for us. We may elect the scale down period at any time after one year after the larger production facility is constructed and in operation in which event there are additional payments we must make to Lonza. If we elect the scale down period after one year we must pay Lonza $2,625,000 and if we elect the scale down period after two years we must pay Lonza $1,050,000. If we elect the scale down periods in either of those two years, we forfeit our right to receive any further credits (up to the amount of our contribution to the cost of the larger production facility) against payments we are thereafter required to make to Lonza. Either Lonza or we may elect the scale down period later than three years after that facility is in operation and neither of us will be required to make any additional payments to the other because of that election. If after the construction of the larger production facility we breach a material term of our agreement with Lonza, or elect to terminate the agreement, we will have to pay Lonza the following amounts:

F49

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

License Agreement: In October 2003, we entered into an exclusive License Agreement with Teva Medical Limited, a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) for the sales and marketing of our ORCEL product in Israel. This ten-year agreement, beginning on the date the product is launched for marketing in Israel, requires Teva to seek regulatory and reimbursement approval for ORCEL in Israel. We received an upfront payment of $50,000 in 2003 which we recorded as deferred income, see Note 7. We will receive an additional $50,000 within thirty days of grant of reimbursement approval in Israel, and another $100,000 within 30 days of attainment of aggregate net sales of $3,000,000 in Israel within any period of twelve consecutive calendar months. The agreement also provides for pricing ORCEL and terms of payment. Additionally Teva will pay us royalties of 10% of net sales in Israel up to $5,000,000 per annum. If sales are in excess of $5,000,000 annually Teva will pay us 10% on the first $5,000,000 of sales in Israel and a 20% royalty on sales above $5,000,000 in Israel. As of December 31, 2007, regulatory and reimbursement approval has not yet been received in Israel.

Material Transfer and Technology Evaluation Agreement: On December 21, 2007, we entered into a Material Transfer and Technology Evaluation Agreement with CJ CheilJedang Corp (CJ), a South Korean Corporation, for which we received $150,000 in January 2008 and we then provided CJ with 10 grams of research grade fibrin microbeads (FMB). We granted CJ the exclusive right for one year to use Ortec’s FMB technology for extraction of mesenchymal stem cells (MSCs) from umbilical cord blood. We will also provide technical support and consultation as needed and draft protocols on the use of our FMB technology. The FMB’s will be used only for research and development in the use of MSCs extracted from umbilical cord blood for the in vivo treatment of damaged and/or diseased tissues. If the research performed during the one-year evaluation period is successful, we may thereafter negotiate a definitive patent licensing and product development agreement.

F50

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Agreement

Cell supply agreement: In April 2004, we entered into a Material Supply Agreement with ES Cell International Pte Ltd. (ESI). Under the terms of the agreement, we provided ESI with human skin cells generated from cell lines developed and manufactured by us for use in our ORCEL product. We received a $50,000 up-front fee upon the signing of the agreement and we received an additional $150,000 upon first delivery of certain specified cell lines. We have recorded these amounts in interest and other income in 2004.

Government Regulation

We are subject to extensive government regulation. Products for human treatment are subject to rigorous preclinical and clinical testing procedures as a condition for clearance by the FDA and approval by similar authorities in foreign countries prior to commercial sale. Presently, we have submitted our Pre-Market Application to the FDA for the use of cryopreserved ORCEL in the treatment of venous stasis ulcers, which application includes the results of our human clinical trials; however, it is not possible for us to determine whether the results achieved from the human clinical trials will be sufficient to obtain FDA clearance. If we are unable to obtain FDA clearance, we may no longer be able to continue our operations. It is not possible for us to determine whether the results achieved from that human clinical trial will be sufficient to obtain FDA clearance.

14 - INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible.

Under Section 382 of the Internal Revenue Code of 1986, as amended, our use of Federal and New York State net operating loss (“NOL”) carryforwards are limited as we have experienced an ownership change, as defined in Section 382. Based on our analysis of changes in stock ownership during 2007 and following the completion of our June 2007 private placement (See Note 9) we determined that an ownership change had occurred on June 18, 2007. As a result, there is a material limitation on our use of Federal and New York State NOL carryforwards. As of December 31, 2007 we had approximately $8,700,000 of Federal and New York State NOL carryforwards available to offset future taxable income after considering the Section 382 limitation. We may have built in gains and losses that will be recognized during the five year recognition period following the date of the ownership change that could impact the limitation. These carryforwards expire in various years through 2027.

For financial statement purposes, a valuation allowance of approximately $5,105,000 at December 31, 2007 has been recognized to offset entirely our deferred tax assets, which arose primarily from our NOL carry-forwards for tax purposes, as the realization of such deferred tax assets is uncertain. Components of our deferred tax asset are as follows:

Net operating loss carry-forwards	$3,646,000
Non cash compensation	1,366,000
Other	93,000
5,105,000
Valuation allowance	(5,105,000)
Net deferred tax asset	$-

F51

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax benefit of $250,000 for 2007 principally consists of a credit granted to us under a New York State (NYS) Qualified Emerging Technology Company program. The program provides cash incentives to emerging technology companies with emerging technology products whose sales are under $10,000,000, a workforce less than 101 employees of which 75% must be in NYS, and research and development activities in NYS with a ratio for funds to net sales greater than or equal to 6 percent.

The following reconciles the income taxes computed at the federal statutory rate to the amounts recorded in our statement of operations:

	Year ended December 31,
	2007	2006
Income tax provision (benefit) at the statutory rate	$4,483,000	$(6,287,000)
State and local income taxes, net of federal benefit	(165,000)	(1,968,000)
Permanent difference	3,408,000	(5,051,000)
Permanent limitation of NOLs under Section 382	44,444,000	-
Prior year under accruals	12,087,000	-
Effect of valuation allowance	(64,507,000)	12,817,000
	$(250,000)	$(489,000)

15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Payable and Capital Lease Obligations

Based on borrowing rates currently available to us for other financings with similar terms and maturities, the carrying value of our loans payable and capital lease obligations approximate their fair value.

16 - RETIREMENT PLAN

We maintain a defined contribution 401(k) savings plan (401(k) plan) for the benefit of eligible employees. Under the 401(k) plan, a participant may elect to defer a portion of annual compensation. Contributions to the 401(k) plan are immediately vested in plan participants' accounts. Plan expenses were $5,301 and $4,235 for the years ended December 31, 2007 and 2006, respectively. We do not match employee contributions.

F52

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - SUBSEQUENT EVENTS

On February 2, 2008, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $139,390. The financing agreement bore interest at 7.3 % and required ten monthly payments of $14,393 beginning March 2008. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

On February 21, 2008 the Internal Revenue Service notified us they were going to do a routine audit of our 401(k) plan and related 5500 tax filing for the year ended December 31, 2005.

On March 13, 2008, we obtained the consents of our Series A and A-1 Preferred Stock Holders to borrow up to $4,000,000. These consents were required by agreements we made with the investors who purchased our Series A and acquired our Series A-1 and A-2 preferred stock in June – July 2007.

On March 25, 2008, one of the purchasers of our Series A preferred stock loaned us $150,000. We will pay the lender 14% interest per annum and warrants in the form of our Series A warrants we issued in our June-July 2007 private placement. Such warrants will be exercisable (a) at the exercise price of, and (b) for the number of shares per dollar issuable upon exercise of, warrants we may issue in our next financing. We are obligated to repay the loans and interest on the earlier of June 19, 2008 or the first closing of a larger loan or from the sale of our equity securities, from either of which we will try to secure not less than $3,000,000 after we receive the FDA “100-Day letter” commenting on the results of our completed clinical trial for use of our ORCEL product to treat venous stasis ulcers.

The following equity transactions occurred during the first quarter of 2008:

•
Our former chief executive officer and former chairman exercised stock options paying $1,200 and $800, respectively, to purchase 12 and 8 Series A Preferred shares (convertible into 240,000 and 160,000 common shares respectively) with attached warrants. The attached warrants they received were as follows: Series A warrants to purchase 120,000 and 80,000 common shares exercisable at $1 per share, Series M warrants to purchase 120,000 and 80,000 common shares at $0.50 per share, and Series M-1 warrants to purchase 60,000 and 40,000 shares at $1 per share.

•	We issued an aggregate of 200,000 shares to our CFO (80,000) and two other members of management in connection with our December 11, 2006 restricted stock award grant.

•
Holders of an aggregate 75.289 Series A Preferred shares, including the above 20 Series A Preferred shares issued to our former chairman and chief executive, elected to convert such shares into an aggregate of 1,505,780 shares of our common stock.

F53