Form 10-Q
period 2008-03-31
Forticell BioScience, Inc.
filed 2008-05-15
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number: 0-27368

FORTICELL BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3068704
(I.R.S. Employer Identification No.)

3960 Broadway
New York, New York 10032
(Address of principal executive offices)

(212) 740-6999
(Issuer's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock is 13,278,015 (as of May 15, 2008).

FORTICELL BIOSCIENCE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MARCH 31, 2008

ITEMS IN FORM 10-Q

Part I, Item 1. FINANCIAL STATEMENTS

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$463,976	$1,301,795
New York State tax credits receivable	250,000	500,000
Prepaid and other current assets	275,651	149,997
Total current assets	989,627	1,951,792
Property and equipment, net	187,279	200,272
Patent application costs, net	384,905	409,080
Deposits and other assets	60,384	223,927
Total assets	$1,622,195	$2,785,071

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,084,756	$2,768,232
Insurance premium financing payable	125,815	-
Current maturity of promissory note	67,632	67,632
Capital lease obligation - current	1,206	2,113
Bridge note financing	150,000	-
Total current liabilities	3,429,409	2,837,977

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Convertible Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series A, stated value $10,000 per share; authorized 20,000 shares;
1,167.292 and 1,201.581 shares issued and outstanding;
liquidation preference of $11,672,920 and $12,015,810	6,438,006	6,735,940
Less: subscription receivable to purchase 4 shares	-	(40,000)
Series A-1, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700	5,493,700
Series A-2, stated value $10,000 per share; authorized 500 shares;
500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000	2,050,000
Series D-1, stated value $10 per share; authorized 20,000 shares;
5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903	15,090,903
Series D-2, stated value $10 per share; authorized 20,000 shares;
no shares issued and outstanding; liquidation preference $0	-	-
Common stock, $.001 par value; authorized 300,000,000 shares;
13,278,015 and 11,972,235 shares issued and outstanding	13,278	11,972
Additional paid-in capital	136,712,435	136,327,084
Deficit accumulated during the development stage	(167,517,360)	(165,632,347)
Deferred compensation	(72,312)	(80,329)
Accumulated other comprehensive income	(15,864)	(9,829)
Total shareholders’ deficit	(1,807,214)	(52,906)
Total liabilities and shareholders’ deficit	$1,622,195	$2,785,071

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 12, 1991 (inception) to March 31,
	2008	2007	2008

Product revenue	$-	$-	$265,665

Expenses
Product and laboratory costs	722,999	213,217	36,990,687
Personnel	715,606	949,460	51,523,326
General and administrative	247,796	267,817	24,414,028
Rent	147,192	182,580	6,029,189
Consulting	-	-	5,702,651
Interest and other expense	2,075	2,786,325	45,108,249
Interest and other income	(57,655)	(24,032)	(3,031,046)
Gain on extinguishment of revenue interest assignment obligation	-	-	(35,527,695)
Purchased in-process research and development costs	-	-	11,073,743
Change in value of warrants	-	-	(12,042,565)
Loss on settlement of promissory notes	-	-	13,081,453
Lease termination costs	-	-	1,119,166
Loss on extinguishments of debt and Series A preferred shares	-	-	1,004,027
	1,778,013	4,375,367	145,445,213

Loss before income tax benefit	(1,778,013)	(4,375,367)	(145,179,548)

Income tax benefit	-	(62,500)	(739,000)

Net loss	(1,778,013)	(4,312,867)	(144,440,548)

Preferred stock dividends	-	-	3,162,609
Preferred stock and warrants deemed dividends and discounts	107,000	-	19,914,203
Net loss applicable to common shareholders	$(1,885,013)	$(4,312,867)	$(167,517,360)

Net loss per share

Basic and diluted	$(0.14)	$(0.44)

Weighted average shares outstanding

Basic and diluted	13,211,204	9,824,094

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Preferred stock series					Additional paid-in	Deficit accumulated during the development	Treasury	Deferred	Total shareholders’ equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
March 12, 1991 (inception) to December 31, 1991
Founders	10,358	$10	-	-	-	-	-	$860	-	-	-	$870
First private placement ($45 per share)	1,450	2	-	-	-	-	-	64,998	-	-	-	65,000
The Director ($172.50 and $795 per share)	994	1	-	-	-	-	-	249,999	-	-	-	250,000
Second private placement ($1413.75 per share)	354	-	-	-	-	-	-	500,000	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(21,118)	-	-	-	(21,118)
Net loss	-	-	-	-	-	-	-	-	(281,644)	-	-	(281,644)
Balance at December 31, 1991	13,156	13	-	-	-	-	-	794,739	(281,644)	-	-	513,108
Second private placement ($1,413.75 per share)	176	-	-	-	-	-	-	250,006	-	-	-	250,006
Second private placement ($1,413.75 per share)	152	-	-	-	-	-	-	215,467	-	-	-	215,467
Stock purchase agreement with the Director
($1,413.75 per share)	212	-	-	-	-	-	-	299,998	-	-	-	299,998
Share issuance expense	-	-	-	-	-	-	-	(35,477)	-	-	-	(35,477)
Net loss	-	-	-	-	-	-	-	-	(785,941)	-	-	(785,941)
Balance at December 31, 1992	13,696	13	-	-	-	-	-	1,524,733	(1,067,585)	-	-	457,161
Third private placement ($1,500 per share)	731	1	-	-	-	-	-	1,096,499	-	-	-	1,096,500
Third private placement ($1,500 per share)	150	-	-	-	-	-	-	225,000	-	-	-	225,000
Stock purchase agreement with Home
Insurance ($1,350 per share)	741	1	-	-	-	-	-	999,998	-	-	-	999,999
Stock purchase agreement with the Director
($1,413.75 per share)	142	-	-	-	-	-	-	200,000	-	-	-	200,000
Shares issued in exchange for commission	4	-	-	-	-	-	-	6,000	-	-	-	6,000
Share issuance expenses	-	-	-	-	-	-	-	(230,207)	-	-	-	(230,207)
Net loss	-	-	-	-	-	-	-	-	(1,445,624)	-	-	(1,445,624)
Balance at December 31, 1993	15,464	15	-	-	-	-	-	3,822,023	(2,513,209)	-	-	1,308,829
Fourth private placement ($1,500 per share)	263	-	-	-	-	-	-	397,712	-	-	-	397,712
Stock purchase agreement with Home
Insurance ($1,500 per share)	333	1	-	-	-	-	-	499,999	-	-	-	500,000
Share issuance expense	-	-	-	-	-	-	-	(8,697)	-	-	-	(8,697)
Net loss	-	-	-	-	-	-	-	-	(1,675,087)	-	-	(1,675,087)
Balance at December 31, 1994	16,060	16						4,711,037	(4,188,296)	-	-	522,757
Rent forgiveness by Director	-	-	-	-	-	-	-	40,740	-	-	-	40,740
Net loss	-	-	-	-	-	-	-	-	(1,022,723)	-	-	(1,022,723)
Balance at December 31, 1995	16,060	16	-	-	-	-	-	4,751,777	(5,211,019)	-	-	(459,226)
Initial public offering	8,000	8	-	-	-	-	-	5,999,992	-	-	-	6,000,000
Exercise of warrants	226	-	-	-	-	-	-	33,885	-	-	-	33,885
Fifth private placement ($973.50 per share)	6,394	6	-	-	-	-	-	6,220,791	-	-	-	6,220,797
Share issuance expenses	-	-	-	-	-	-	-	(1,580,690)	-	-	-	(1,580,690)
Stock options issued for services	-	-	-	-	-	-	-	152,000	-	-	-	152,000
Net loss	-	-	-	-	-	-	-	-	(2,649,768)	-	-	(2,649,768)
Balance at December 31, 1996	30,680	30	-	-	-	-	-	15,577,755	(7,860,787)	-	-	7,716,998
Exercise of warrants	7,726	8	-	-	-	-	-	10,822,783	-	-	-	10,822,791
Share issuance expenses	-	-	-	-	-	-	-	(657,508)	-	-	-	(657,508)
Stock options and warrants issued for services	-	-	-	-	-	-	-	660,000	-	-	-	660,000
Net loss	-	-	-	-	-	-	-	-	(4,825,663)	-	-	(4,825,663)
Balance at December 31, 1997 (carried forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred stock series					Additional paid-in	Deficit accumulated during the development	Treasury	Deferred	Total shareholders’ equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 1997 (brought forward)	38,406	38	-	-	-	-	-	26,403,030	(12,686,450)	-	-	13,716,618
Exercise of warrants	1,477	2	-	-	-	-	-	1,281,955	-	-	-	1,281,957
Stock options and warrants issued for services	-	-	-	-	-	-	-	1,920,111	-	-	-	1,920,111
Sixth private placementCommon shares issued ($1500.38 per share)	1,333	1	-	-	-	-	-	1,788,697	-	-	-	1,788,698
Warrants to purchase 334 shares at $1,800 per share	-	-	-	-	-	-	-	211,302	-	-	-	211,302
Share issuance expenses	-	-	-	-	-	-	-	(48,000)	-	-	-	(48,000)
Purchase of 44 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(67,272)	-	(67,272)
Net loss	-	-	-	-	-	-	-	-	(8,412,655)	-	-	(8,412,655)
Balance at December 31, 1998	41,216	41	-	-	-	-	-	31,557,095	(21,099,105)	(67,272)	-	10,390,759
Exercise of warrants	94	-	-	-	-	-	-	14,103	-	-	-	14,103
Stock options and warrants issued for services	-	-	-	-	-	-	-	64,715	-	-	-	64,715
Seventh private placement
Common shares issued ($1,312.50 per share)	2,594	3	-	-	-	-	-	3,168,782	-	-	-	3,168,785
Warrants to purchase 519 shares - 210 at $1,875 per share an d 209 at $2,175 per share	-	-	-	-	-	-	-	236,291	-	-	-	236,291
Placement agent warrants to purchase 260 shares at $1,575 per share	-	-	-	-	-	-	-	232,000	-	-	-	232,000
Eighth private placement ($825 per share)	10,909	11	-	-	-	-	-	8,999,991	-	-	-	9,000,002
Share issuance expenses	-	-	-	-	-	-	-	(619,908)	-	-	-	(619,908)
Purchase of 61 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(75,518)	-	(75,518)
Net loss	-	-	-	-	-	-	-	-	(10,040,509)	-	-	(10,040,509)
Balance at December 31, 1999	54,813	55	-	-	-	-	-	43,653,069	(31,139,614)	(142,790)	-	12,370,720
Exercise of options and warrants	1,170	1	-	-	-	-	-	327,281	-	-	-	327,282
Stock options and warrants issued for services	-	-	-	-	-	-	-	56,265	-	-	-	56,265
Ninth private placement
Common stock issued ($2,250 per share)	444	-	-	-	-	-	-	1,000,005	-	-	-	1,000,005
Placement agent warrants (18 at $2,250 per share)	-	-	-	-	-	-	-	23,000	-	-	-	23,000
Tenth private placement ($1,012.50 per share)	8,318	8	-	-	-	-	-	8,421,063	-	-	-	8,421,071
Share issuance expenses	-	-	-	-	-	-	-	(641,500)	-	-	-	(641,500)
Purchase of 29 shares of treasury stock (at cost)	-	-	-	-	-	-	-	-	-	(34,855)	-	(34,855)
Net loss	-	-	-	-	-	-	-	-	(12,129,663)	-	-	(12,129,663)
Balance at December 31, 2000	64,745	64	-	-	-	-	-	52,839,183	(43,269,277)	(177,645)	-	9,392,325
Stock options to purchase 400 shares for services	-	-	-	-	-	-	-	188,080	-	-	-	188,080
Net loss	-	-	-	-	-	-	-	-	(15,885,377)	-	-	(15,885,377)
Balance at December 31, 2001	64,745	64	-	-	-	-	-	53,027,263	(59,154,654)	(177,645)	-	(6,304,972)
Exercise of options and warrants	2,381	2	-	-	-	-	-	355	-	-	-	357
Stock options and warrants issued for services	-	-	-	-	-	-	-	113,060	-	-	-	113,060
Warrants issued with convertible debentures	-	-	-	-	-	-	-	440,523	-	-	-	440,523
Warrants issued with redeemable preferred stock	-	-	-	-	-	-	-	559,289	-	-	-	559,289
Convertible debenture conversion benefit	-	-	-	-	-	-	-	1,042,663	-	-	-	1,042,663
Redeemable convertible preferred conversion benefit	-	-	-	-	-	-	-	1,097,886	-	-	-	1,097,886
Issuance of series B preferred stock (938 shares at $10,000 per share)	-	-	9,382,742	-	-	-	-	-	-	-	-	9,382,742
Warrants issued and exercised with preferred stock	62,552	63	(3,479,043)	-	-	-	-	3,486,318	-	-	-	7,338
Shares issuance costs - preferred stock	-	-	(866,612)	-	-	-	-	304,615	-	-	-	(561,997)
Preferred stock dividends	25,021	25	-	-	-	-	-	1,125,909	(1,125,934)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(21,578,021)	-	-	(21,578,021)
Balance at December 31, 2002 (carried forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Preferred stock series					Additional paid-in	Deficit accumulated during the development	Treasury	Deferred	Total shareholders’ equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2002 (brought forward)	154,699	154	5,037,087	-	-	-	-	61,197,881	(81,858,609)	(177,645)	-	(15,801,132)
Exercise of options and warrants	26,583	27	-	-	-	-	-	12,939	-	-	-	12,966
Issuance of preferred stock:
series B (200 shares), series C (948 shares)	-	-	2,000,000	5,690,000	-	-	-	-	-	-	-	7,690,000
Warrants issued with preferred stock	-	-	(490,567)	(1,225,632)	-	-	-	1,716,199	-	-	-	-
Warrant to purchase 5,000 shares at $30 per share
issued for services	-	-	-	-	-	-	-	87,000	-	-	-	87,000
Share issuance costs – preferred stock	-	-	(393,488)	(797,327)	-	-	-	359,078	-	-	-	(831,737)
Conversion of series B preferred stock (605 shares) into common stock	161,437	162	(3,253,571)	-	-	-	-	3,253,409	-	-	-	-
Conversion of series B preferred stock into series D preferred stock (483 shares)	-	-	(2,628,602)	-	2,628,602	-	-	-	-	-	-	-
Preferred stock deemed dividends and discounts	-	-	-	-	-	-	-	4,269,000	(4,269,000)	-	-	-
Preferred stock dividends	6,154	6	-	-	-	-	-	923,071	(923,077)	-	-	-
Common stock dividend to be distributed on series C preferred stock	-	-	-	-	-	-	-	336,550	(336,550)	-	-	-
Common stock to be issued in connection with promissory notes (10,467 shares)	-	-	-	-	-	-	-	287,000	-	-	-	287,000
Adjustment for one for ten reverse stock split	5	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,920,504)	-	-	(15,920,504)
Balance at December 31, 2003	348,878	349	270,859	3,667,041	2,628,602	-	-	72,442,127	(103,307,740)	(177,645)	-	(24,476,407)
Issued in connection with promissory notes Previously issued notes (FY 2002 above)	10,467	11	-	-	-	-	-	(11)	-	-	-	-
Issued in current fiscal year	22,122	22	-	-	-	-	-	746,180	-	-	-	746,202
Common stock (18,468) and 34.31 shares of series D preferred to be issued in connection with agreements which extended due date of promissory notes	-	-	-	-	-	-	-	828,540	-	-	-	828,540
Issued in connection with exercise of warrants	2,164	2	-	-	-	-	-	323	-	-	-	325
Conversion of 35.62 shares of series C preferred stock into common stock	7,125	7	-	(137,752)	-	-	-	137,745	-	-	-	-
Payment of dividends on 35.62 shares of series C preferred stock in common stock	916	1	-	-	-	-	-	30,098	(30,099)	-	-	-
Common stock and series D preferred (233.83 shares) issued in connection with special warrant offer ($15.06 per share)	33,132	33	-	-	939,050	-	-	498,936	-	-	-	1,438,019
Common stock dividend to be distributed on series B and series C preferred stock	-	-	-	-	-	-	-	613,805	(613,805)	-	-	-
Option to purchase 6,667 shares at $30 per share issued to director for services	-	-	-	-	-	-	-	398,574	-	-	-	398,574
Warrant to purchase 5,000 shares at $30 issued for services	-	-	-	-	-	-	-	94,393	-	-	-	94,393
Warrant to purchase 937 shares at $48.75 issued in connection with lease	-	-	-	-	-	-	-	18,500	-	-	-	18,500
Share issuance expenses	-	-	-	-	-	-	-	(26,600)	-	-	-	(26,600)
Special warrant offer deemed dividends	-	-	-	-	-	-	-	1,123,000	(1,123,000)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(15,377,900)	-	-	(15,377,900)
Balance at December 31, 2004 (carried forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Preferred stock series					Additional paid-in	Deficit accumulated during the development	Treasury	Deferred	Total shareholders’ equity
	Shares	Amount	B	C	D	D-1	E	capital	stage	stock	compensation	(deficit)
Balance at December 31, 2004 (brought forward)	424,804	425	270,859	3,529,289	3,567,652	-	-	76,905,610	(120,452,544)	(177,645)	-	(36,356,354)
Common stock and series D preferred (34.31 shares) issued in connection with agreements which extended due date of promissory notes	18,468	18	-	-	274,500	-	-	(274,518)	-	-	-	-
January 2005 Private Placement:
Common stock issued	432,264	432	-	-	-	-	-	4,775,668	-	-	-	4,776,100
Common stock and series D preferred (1,720.16 shares) issued for promissory note conversion	530,208	530	-	-	5,733,853	-	-	14,895,029	-	-	-	20,629,412
Common stock and series D preferred (1,086.21 shares) issued in connection with Series C preferred exchange	218,912	219	-	(3,529,289)	3,620,702	-	-	6,261,816	(6,353,448)	-	-	-
Common stock issued for exercise of additional investment right from private placement	10,217	10	-	-	-	-	-	114,937	-	-	-	114,947
Common stock issued in connection with February 2005 private placement	8,000	8	-	-	-	-	-	86,265	-	-	-	86,273
Common stock issued in connection with exchange for series B preferred stock	14,710	15	(270,859)	-	-	-	-	270,844	-	-	-	-
Common stock issued to officers	109,667	110	-	-	-	-	-	751,474	-	-	(462,445)	289,139
Common stock issued upon exercise of warrants	243,901	244	-	-	-	-	-	3,415	-	-	-	3,659
October 2005 Private Placement:
Common stock issued	972,718	973	-	-	-	-	-	3,172,643	-	-	-	3,173,616
Common stock and Series D preferred (2,714.62 shares) and warrants issued for promissory notes	423,128	423	-	-	2,714,624	-	-	3,622,670	-	-	-	6,337,717
Return of excess preferred stock dividend	-	-	-	-	-	-	-	(17,891)	17,891	-	-	-
Modifications of Series E warrant prices	-	-	-	-	-	-	-	3,490,140	(1,264,247)	-	-	2,225,893
Warrants to purchase 5,000 shares issued for services	-	-	-	-	-	-	-	7,189	-	-	-	7,189
Share issuance expenses	-	-	-	-	-	-	-	(14,234)	-	-	-	(14,234)
Net loss	-	-	-	-	-	-	-	-	(32,586,847)	-	-	(32,586,847)
Balance at December 31, 2005 (carried forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Preferred stock series					Additional paid-in	Deficit accumulated during the development	Treasury	Deferred	Total shareholders’ equity
	Shares	Amount	B	C	D	D-1	E	Capital	stage	stock	compensation	(deficit)
Balance at December 31, 2005 (brought forward)	3,406,997	3,407	-	-	15,911,331	-	-	114,051,057	(160,639,195)	(177,645)	(462,445)	(31,313,490)
Exercise of Series E warrants	139,207	139	-	-	-	-	-	58	-	-	-	197
Warrant issued for vendor settlement	-	-	-	-	-	-	-	54,982	-	-	-	54,982
Warrant issued with promissory notes	-	-	-	-	-	-	-	7,262	-	-	-	7,262
Common stock and warrants issued for
Production suite charges (includes warrants to purchase 73,674 shares at $11.25 per share)	363,360	364	-	-	-	-	-	1,422,475	-	-	-	1,422,839
Placement agent fees	113,147	113	-	-	-	-	-	424,187	-	-	-	424,300
Hapto acquisition (includes warrants to purchase 200,000 shares at $4.50 per share)	2,031,119	2,031	-	-	-	-	-	10,692,540	-	-	-	10,694,571
Common stock issued upon conversion of 323.4008 shares of Series D preferred stock	86,240	86	-	-	(820,428)	-	-	820,342	-	-	-	-
April 2006 private placement
Issuance of 6,176 shares of Series E preferred stock	-	-	-	-	-	-	6	-	-	-	-	6
Bridge loan converted into 301.333 shares of Series E preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Dividends on Series E preferred stock	-	-	-	-	-	-	151,035	-	(151,035)	-	-	-
Conversion of 6,176 Series E preferred	2,822,078	2,822	-	-	-	-	(151,041)	148,219	-	-	-	-
Fair value of warrants reclassified as liabilities	-	-	-	-	-	-	-	(11,951,000)	-	-	-	(11,951,000)
Reduction of warrant liability	-	-	-	-	-	-	-	5,736,591	-	-	-	5,736,591
Modifications of Series E and F warrant prices	-	-	-	-	-	-	-	277,972	(277,972)	-	-	-
Transfer of Preferred stock series: D to D-1	-	-	-	-	(15,090,903)	15,090,903	-	-	-	-	-	-
Retirement of treasury shares	(134)	-	-	-	-	-	-	(177,645)	-	177,645
Share-based compensation	-	-	-	-	-	-	-	41,200	-	-	-	41,200
Share issuance expenses	-	-	-	-	-	-	-	(57,118)	-	-	-	(57,118)
Shares issued pursuant to deferred compensation plan	1,333	1	-	-	-	-	-	415	-	-	(416)	-
Restricted share awards	-	-	-	-	-	-	-	165,000	-	-	(165,000)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	334,678	334,678
Adjustment for one for fifteen reverse stock split	523	1	-	-	-	-	-	(1)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(18,000,091)	-	-	(18,000,091)
Balance at December 31, 2006 (carried forward)	8,963,870	8,964	-	-	-	15,090,903	-	121,656,536	(179,068,293)	-	(293,183)	(42,605,073)

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Preferred stock series				Additional paid-in	Deficit accumulated during the development	Accumulated other comprehensive	Deferred	Total shareholders’ equity
	Shares	Amount	A	A-1	A-2	D-1	capital	stage	income (loss)	compensation	(deficit)
Balance at December 31, 2006 (brought forward)	8,963,870	8,964	-	-	-	15,090,903	121,656,536	(179,068,293)	-	(293,183)	(42,605,073)
Comprehensive income:
Net income	-	-	-	-	-	-	-	19,955,482	-	-	19,955,482
Foreign currency translation	-	-	-	-	-	-	-	-	(9,829)	-	(9,829)
Total comprehensive income											19,945,653
Share-based compensation	-	-	-	-	-	-	271,407	-	-	-	271,407
Common stock and 250,000 stock options paid to directors	110,000	110	-	-	-	-	61,915	-	-	-	62,025
Series A Financing - gross proceeds
- A:1,191.668 shares , A-1 & A-2: 500 shares each @ $10,000, $11,000, and $4,100, respectively per share	-	-	11,916,680	5,500,000	2,050,000	-	-	-	-	-	19,466,680
- Value of attached series A: 11,916,680, M: 15,466,680 , and M-1: 7,733,340 warrants	-	-	(3,789,566)	-	-	-	3,789,566	-	-	-	-
- Placement, professional, and other fees	-	-	(1,463,014)	(6,300)	-	-	-	-	-	-	(1,469,314)
- Subscriber note receivable for 4 shares	-	-	(40,000)	-	-	-	-	-	-	-	(40,000)
- Accretion of discount related to Series A and A-1 preferred stock	-	-	-	-	-	-	5,231,744	(5,231,744)	-	-	-
- Series A warrants issued in connection with bridge financing to purchase 2,899,000 shares	-	-	-	-	-	-	1,003,747	-	-	-	1,003,747
- Series A: 9.913 shares to settle prior liabilities	-	-	71,840	-	-	-	-	-	-	-	71,840
Warrants and options issued in connection with cancellation Agreement for former officers:
- Five-year warrants to purchase 4,157,617 shares	-	-	-	-	-	-	1,855,515	-	-	-	1,855,515
- Issuance of option to purchase 20 shares of series A preferred stock with attached warrants	-	-	-	-	-	-	198,000	-	-	-	198,000
- Surrender of options to purchase 508,909 shares	-	-	-	-	-	-	(92,498)	-	-	-	(92,498)
Equity issued pursuant to advisory agreement:
- Warrants to purchase 2,000,000 shares	-	-	-	-	-	-	796,706	-	-	-	796,706
- Warrants to be exchanged for common stock	931,032	931	-	-	-	-	280,712	-	-	-	281,643
Effect of price reductions made to series H warrants	-	-	-	-	-	-	1,043,305	(1,043,305)	-	-	-
Series H warrants converted to common and series A warrants to purchase 365,192 shares	2,002,444	2002	-	-	-	-	242,485	(244,487)	-	-	-
Share vested pursuant to 2003 restricted share grant	(35,127)	(35)	-	-	-	-	-	-	-	-	(35)
Legal expenses incurred	-	-	-	-	-	-	(12,056)	-	-	-	(12,056)
Adjustment for one for fifteen reverse stock split	16	-	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	212,854	212,854
Balance at December 31, 2007 (carried forward)	11,972,235	11,972	6,695,940	5,493,700	2,050,000	15,090,903	136,327,084	(165,632,347)	(9,829)	(80,329)	(52,906)

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
	Common stock		Preferred stock series				Additional paid-in	Deficit accumulated during the development	Accumulated other comprehensive	Deferred	Total shareholders’ equity
	Shares	Amount	A	A-1	A-2	D-1	capital	stage	income (loss)	compensation	(deficit)
Balance at December 31, 2007 (brought forward)	11,972,235	11,972	6,695,940	5,493,700	2,050,000	15,090,903	136,327,084	(165,632,347)	(9,829)	(80,329)	(52,906)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,778,013)	-	-	(1,778,013)
Foreign currency translation	-	-	-	-	-	-	-	-	(6,035)	-	(6,035)
Total comprehensive loss											(1,784,048)
Share-based compensation	-	-	-	-	-	-	57,052	-	-	-	57,052
Exercise of option to purchase 20 shares of Series A with attached warrants	-	-	200,000	-	-	-	(198,000)	-	-	-	2,000
Value of attached warrants: 200,000 Series A, 200,000 Series M-1 and100,000 Series M warrants	-	-	(89,000)	-	-	-	89,000	-	-	-	-
Accretion of discount related to exercise of option to purchase 20 shares of Series A preferred stock	-	-	-	-	-	-	107,000	(107,000)	-	-	-
Conversion of 50.289 shares of Series A	1,005,780	1,006	(368,934)	-	-	-	367,928	-	-	-	-
Issuance pursuant to 2006 Restricted Share Award	300,000	300	-	-	-	-	(300)	-	-	-	-
Expenses incurred in connection with capital raising	-	-	-	-	-	-	(37,329)	-	-	-	(37,329)
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	8,017	8,017
Balance at March 31, 2008	13,278,015	$13,278	$6,438,006	$5,493,700	$2,050,000	$15,090,903	$136,712,435	$(167,517,360)	$(15,864)	$(72,312)	$(1,807,214)

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,		Cumulative from March 12, 1991 (inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net loss	$(1,778,013)	$(4,312,867)	$(144,440,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,797	45,193	5,990,501
Gain on extinguishment of debt	-	-	(35,527,695)
Loss on settlement of promissory note	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Net equity issuances for cancellation agreement	-	-	1,961,017
Amortization of deferred compensation	8,017	106,194	844,688
Non-cash equity compensation	-	-	4,413,580
Non-cash interest	-	1,488	3,853,679
Non-cash imputed interest	-	2,556,000	38,966,586
Non-cash production suite charges	-	-	1,422,839
Share-based compensation	57,052	61,190	431,649
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishment of debt and series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	-	11,073,742
Change in warrant value	-	-	(12,042,565)
Other	-	-	33,122
Changes in operating assets and liabilities
New York State tax credits receivable	250,000	187,500	500,000
Prepaid and other current assets	(121,439)	(185,573)	(925,877)
Accounts payable and accrued liabilities	469,175	439,514	5,211,197
Net cash used in operating activities	(1,070,411)	(1,101,361)	(103,548,573)

Cash flows from investing activities
Purchases of property and equipment	(2,067)	(16,311)	(4,770,293)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	-	-	(1,130,631)
Organization costs	(1,969)	(2,377)	(10,238)
Deposits	-	-	(885,029)
Cash paid for Hapto, net of cash received	-	-	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(4,036)	(18,688)	(6,927,121)

Cash flows from financing activities
Proceeds from issuance of notes payable	150,000	1,424,000	17,497,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	-	1,362,860
Proceeds from insurance premium financing	139,390	138,000	953,790
Share issuance expenses and other financing costs	(37,329)	-	(6,960,064)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligations under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock-
Series A	2,000	-	9,583,975
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	-	5,526,829
Advances received	-	-	130,000
Repayment of capital lease obligations	(907)	(3,040)	(613,108)
Repayment of loan payable	-	-	(1,287,547)
Repayment of obligations under revenue interest assignment	-	(10,671)	(11,414)
Repayment of insurance premium financing payable	-	(30,019)	(814,400)
Repayment of promissory notes	(13,574)	-	(1,556,825)
Repayment of notes payable	-	-	(515,500)
Net cash provided by financing activities	239,580	1,518,270	110,933,764
Effect of exchange rate changes on cash and cash equivalents	(2,952)	4,047	5,906
Net Increase (Decrease) In Cash And Cash Equivalents	(837,819)	402,268	463,976
CASH AND CASH EQUIVALENTS
Beginning of period	1,301,795	13,039	-
End of period	$463,976	$415,307	$463,976

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended March 31,		Cumulative from March 12, 1991 (inception) to
	2008	2007	March 31, 2008
Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Accounts payable converted to preferred stock	$-	$-	$71,840
Accounts payable converted to promissory notes	-	-	837,468
Accounts payable offset against security deposits	(163,725)	-	(163,725)
Advances converted to promissory notes	-	-	130,000
Assets acquired under capital leases	-	-	628,523
Deferred compensation	-	-	917,000
Deferred offering costs included in accrued professional fees	-	-	314,697
Financing costs - other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Reversal of subscription receivable	40,000	-	40,000
Share issuance expenses – warrants	-	-	255,000
Dividends on preferred stock paid in common shares
Series B	-	-	2,099,011
Series C	-	-	576,013
Series E			151,035
Accretion of discount on preferred stock and warrants	107.000	-	18,626,411
Series A preferred stock converted to common stock	368,934	-	368,934
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	-	-	12,343,678
Converted to common stock	-	-	820,428
Exchanged for Series D-1 preferred stock	-	-	15,090,903
Series E preferred stock converted to common stock	-	-	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	-	-	391,307
Series C	-	-	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	-	-	2,628,602
Promissory notes-
Repaid with common stock	-	-	13,112,626
Interest thereon paid with common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	-	-	2,951,500
Revenue interest assignment obligation repaid with preferred shares	-	-	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	-	54,982
Warrants exchanged for common stock and warrants	-	-	1,287,792
Common stock and warrants issued to settle liability	-	-	659,800
Treasury shares retired	-	-	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202

Cash paid for interest	$907	$3,425	$978,987

Cash paid for income taxes	$-	$-	$203,411

See accompanying notes to condensed unaudited financial statements

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 2008, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, and for the period from March 12, 1991 (inception) to March 31, 2008, and the condensed consolidated statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2008, have been prepared by us and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and 2007, results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, and from March 12, 1991 (inception) through March 31, 2008, and statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to March 31, 2008, have been made. The December 31, 2007 balance sheet information has been derived from the audited December 31, 2007 financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in our December 31, 2007 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the operating results for the full year or any other interim period.

NOTE 2 – STATUS OF PRE-MARKET APPROVAL APPLICATION FOR ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email late on April 3, 2008 stating that the FDA was going to be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated the majority of our workforce.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is the possibility of a future approval of our PMA. We have until October 23, 2008 to submit a response to the FDA. We estimate the costs involved in responding to this letter can range anywhere from $300,000 to $600,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.
We completed a clinical trial during 2003 for the use of the cryopreserved form of ORCEL to treat venous leg ulcers and filed our PMA with the FDA in February 2004. In a letter dated April 25, 2005, the FDA determined that additional data would be necessary to confirm cryopreserved ORCEL’s effectiveness and safety treating venous leg ulcers, although the FDA concluded that cryopreserved ORCEL showed promise for the effective treatment of venous leg ulcers. The clinical data from the pivotal trial of 136 patients submitted to the FDA showed that in 60 patients who had typical venous leg ulcers (defined as those ulcers with partial or full-thickness skin tissue damage, in which the wound base is visible and the ulcer extends through the dermis but not into the subcutaneous tissue to fascia, muscle or bone), 59% of the ORCEL treated patients achieved wound closure versus 36% of the patients who received the standard of care (SC) treatment. The FDA agreed that data of these 60 patients would be combined with that of the 60 patients to be enrolled in a confirmatory clinical trial and the combined results would be analyzed using Bayesian statistics. We obtained FDA approval for our confirmatory trial protocol in mid July 2005 and began the confirmatory trial in mid August 2005. In November 2006, we completed the confirmatory trial designed to confirm the superiority of cryopreserved ORCEL over the standard of care in the treatment of difficult-to-heal venous leg ulcers in comparison to the SC therapy. On February 26, 2007, we announced that we had initiated the filing of the supplement to our PMA application with the FDA requesting clearance to market our tissue engineered product, ORCEL, for the treatment of venous leg ulcers, by submitting to the FDA the Chemistry, Manufacturing and Controls (CMC) section of the application. We filed the clinical section of the application, reporting the combined results of our two clinical trials, in October 2007. The filings of these two sections are amendments to our PMA application filed in February 2004.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The statistical analysis of the combined data from the original and more recent confirmatory trials shows that ORCEL treatment is statistically superior to SC treatment. 50% of ORCEL patients versus 31% of the patients treated with SC had complete wound healing by day 84 (twelve weeks). ORCEL patients had a median healing time of 77 days, whereas for patients treated with the SC that median time to healing was not achieved. Analysis of the data shows statistically significant improvement between ORCEL and SC in the critical clinical end points of time to, and percentage of, patients achieving 100% healing. The rate of wound closure was also statistically significantly greater in the ORCEL treated subjects.

NOTE 3 - BASIS OF PRESENTATION

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

We believe that our cash and cash equivalents on hand at March 31, 2008, $463,976, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. We will try to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous leg ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of March 31, 2008, we owed $1.8 million to trade creditors of which approximately $0.6 million or 32% was owed to our contract manufacturer, Lonza Walkersville, Inc. Of the remaining $1.2 million, payment of approximately $1 million was past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $1.9 million during the three months ended March 31, 2008, and, as of that date, our current liabilities exceeded our current assets by $2.4 million, our total liabilities exceeded our total assets by $1.8 million and we have a deficit accumulated in the development stage of $167.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional sources of capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

Reclassifications

Certain reclassifications have been made to the 2007 amounts to conform to the 2008 presentation.

NOTE 4 – SHARE BASED COMPENSATION

Stock Options

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of March 31, 2008, no options were available for grant under the 2005 Plan.

On August 24, 2006 the Board of Directors adopted the Forticell Bioscience, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan, as amended and approved by shareholders on December 20, 2007, provides for grants of up to 6,000,000 shares of our common stock that may be awarded to our employees, directors, consultant and advisors. The awards maybe in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors or, in some cases, by a sub-committee of the compensation committee, and may require a performance component. The members of that sub-committee are both non-employee directors. As of March 31, 2008, 1,763,117 shares of our common stock remained available for grant under the 2006 Plan.

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

There were no stock options granted during the quarters ended March 31, 2008 and March 31, 2007.

Changes in options outstanding under the plans for the quarter ended March 31, 2008 were as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining life
December 31, 2007	3,516,897	$0.77
Cancelled	(13,347)	7.45
Outstanding March 31, 2008	3,503,550	$0.75	$-	6.49
Exercisable March 31, 2008	918,293	$1.59	$-	6.43

Also outstanding was an option to purchase 6,667 shares of common stock at an exercise price of $30 expiring in November 2009 which was granted outside of our employee stock option plan.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information concerning currently outstanding and exercisable options:

Range of exercise price ($)	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price ($)
0.38 - 0.55	3,484,000	6.51	0.44	902,010	6.50	0.45
2.85 - 14.85	10,200	3.05	5.64	7,100	2.26	6.70
27.00 - 33.75	6,400	2.52	29.43	6,233	2.49	29.48
45.00 - 131.25	2,113	1.22	62.39	2,113	1.22	62.39
523.50 - 907.50	693	0.62	810.16	693	0.62	810.16
930.00 - 990.00	144	0.18	946.05	144	0.18	946.05
	3,503,550	6.49	0.75	918,293	6.43	1.59

Share-based compensation expense is included in personnel expense. Share-based compensation expense was $57,052 for the quarter ended March 31, 2008 and $2,890 for the comparable 2007 period.

All share-based option awards granted after January 1, 2006 were based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. The deferred compensation for shares issued pursuant to this allocation was amortized over the 29-month vesting period ending May 31, 2007. Included in personnel expense is a charge of $77,076 for the quarter ended March 31, 2007, reflecting the amortization of this deferred compensation amount.

Other Plans

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan, of which 200,000 shares was awarded to a member of management and 300,000 shares to two senior level employees. These shares were issued after January 1, 2008 and vest over a five-month period ending May 31, 2008. The shares granted to any of these employees, or pro-rata portions thereof, would be forfeited if during any time over this seventeen-month period, such employee’s employment with us was terminated. Due to the expected high probability that these members of management would be retained through May 31, 2008, we recorded a charge of $114,000 related to these awards in deferred compensation and are amortized over the 17 month period of service. No other performance criteria were established for these awards.

On October 22, 2007, our Board of Directors awarded 300,000 restricted shares of our common stock to our chief executive officer which vested in equal annual tranches of 100,000 each over a three year period as long as our chief executive continued to be employed by us. All such awards were made under the 2006 Plan. Due to the expected high probability that our chief executive would be retained through October 22, 2010, we amortized a charge of $68,400 for this restricted share award over the 36 month period of service. No other performance criteria was established for this award.

During the quarter ended March 31, 2008 we included in personnel expense charges aggregating $8,017 reflecting amortization of deferred compensation recorded for the above restricted share issuances under our 2006 Plan in December 2006 and October 2007.

NOTE 5 - NET LOSS PER SHARE

As of March 31, 2008, an aggregate of 54,210,969 outstanding warrants and options and an aggregate of 35,932,137 shares of common stock issuable upon the conversion of our preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2008 includes warrants to purchase 978,600 shares of common stock, exercisable at no more than $.015 per share reflected as outstanding from the date of grant.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2007, an aggregate of 5,512,037 outstanding warrants and options and an aggregate of 1,586,297 shares of common stock issuable upon the conversion of our preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter ended March 31, 2007 includes warrants to purchase 811,333 shares of common stock, exercisable at $.015 per share reflected as outstanding from the date of grant.

NOTE 6 - WARRANTS

The following represents warrant activity during the three months ended March 31, 2008:

Balance at December 31, 2007	51,179,352
Granted	500,000
Balance at March 31, 2008	51,679,352

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2008:

Accounts payable	$1,783,839
Accrued compensation	447,934
Accrued expenses	438,100
Accrued professional fees	103,698
Deferred income	162,500
Due to Hadasit	91,845
Bank overdraft	56,840
$3,084,756

Included in accounts payable and accrued expenses is $818,939 owed to Lonza Inc. with whom we have a manufacturing agreement.

NOTE 8 – FINANCING

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

On March 25, 2008, one of the purchasers of our Series A preferred stock loaned us $150,000. We will pay the lender 14% interest per annum and warrants in the form of our Series A warrants we issued in our June-July 2007 private placement. Such warrants will be exercisable (a) at the exercise price of, and (b) for the number of shares per dollar issuable upon exercise of, warrants we may issue in our next financing. We are obligated to repay the loans and interest on the earlier of June 19, 2008 or the first closing of a larger loan or from the sale of our equity securities, from either of which we will try to secure not less than $3,000,000 after we receive the FDA “100-Day letter” commenting on the results of our completed clinical trial for use of our ORCEL product to treat venous stasis ulcers. We received that “100-Day letter” from the FDA on April 24, 2008.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following equity transactions occurred during the first quarter of 2008:

•
Our former chief executive officer and former chairman exercised stock options paying $1,200 and $800, respectively, to purchase 12 and 8 Series A Preferred shares (convertible into 240,000 and 160,000 common shares respectively) with attached warrants. The attached warrants they received were as follows: Series A warrants to purchase 120,000 and 80,000 common shares exercisable at $1 per share, Series M warrants to purchase 120,000 and 80,000 common shares at $0.50 per share, and Series M-1 warrants to purchase 60,000 and 40,000 shares at $1 per share. We recorded the unamortized portion of the beneficial conversion discount of $107,000 upon the exercise of the option.

•	An aggregate of 300,000 shares to our CFO (120,000) and two other members of management issued pursuant to our December 11, 2006 restricted stock award grants, became vested.

•
Holders of an aggregate 50.289 Series A Preferred shares, including the above 20 Series A Preferred shares issued to our former chairman and chief executive, elected to convert such shares into an aggregate of 1,005,780 shares of our common stock.

NOTE 9 - SUBSEQUENT EVENTS

On April 30, 2008, Costa Papastephanou, our president, chief executive officer and a director, resigned from these positions. On May 15, 2008, our Board of Directors named our chief financial officer, Alan W. Schoenbart, to also act as our chief executive officer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto. This discussion may be deemed to include forward-looking statements.

Forward Looking Information May Prove Inaccurate

This Quarterly Report on Form 10-Q contains certain forward looking statements and information relating to us that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Status of Pre-Market Approval Application for ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email late in the day April 3, 2008 stating that the FDA was going to be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated the majority of our workforce.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is a possibility of a future approval of our PMA. We have until October 23, 2008 to submit a response to the FDA. We estimate the costs involved in responding to this letter can range anywhere from $300,000 to $600,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.

Results of Operations

Net loss applicable to common shareholders from development stage operations for the quarter ended March 31, 2008 declined by $2.4 million to $1.9 million from $4.3 million in the corresponding 2007 period. Our 2007 results included approximately $2.5 million of imputed interest expense related to a debt obligation to Paul Royalty which we exchanged for Series A-1 and A-2 convertible preferred stock in June 2007. Our 2008 results included a $107,000 charge for the unamortized portion of a beneficial conversion discount related to the exercise of an option to purchase 20 shares of Series A preferred with attached warrants by a certain former chief executive officer and our former chairman. Other expense line item charges offset each other in the aggregate as indicated below:

•	Product and laboratory increased $509,782 to $722,999 in 2008 from 213,217 in 2007 as funding was not available in the first quarter of 2007 for research activities.
•
Personnel expense decreased $233,854 to $715,606 in 2008 from $949,460 in 2007 primarily because we had fewer employees, in particular two former highly paid executives whose employment ended in the second quarter of 2007.

•	Rent decreased $35,388 to $147,192 in 2008 from $182,580 in 2007 because we leased less space in 2008.
•	Additional interest charges of approximately $225,000 also occurred in the first quarter of 2007 due to bridge financing for which we were accruing interest charges.

Liquidity and Capital Resources

As of March 31, 2008, we had a cash balance of $463,976, working capital deficiency of $2,439,782 and stockholders’ deficiency of $1,807,214. As of December 31, 2007, we had a cash balance of $1,301,795, working capital deficiency of $886,185 and stockholders’ deficiency of $52,906. We realized a net loss of $1,778,013 for the quarter ended March 31, 2008.

Net cash used in operating activities was $1,070,411 for the quarter ended March 31, 2008, as compared to $1,101,361 used in the quarter ended March 31, 2007. The quarters are fairly comparable.

Net cash provided by financing activities for the quarter ended March 31, 2008 was $239,580 compared to $1,518,270 provided for in the quarter ended March 31, 2007. Additional promissory note financing was provided in the first quarter of 2007.

Net cash used in investing activities during the quarter ended March 31, 2008 was $4,036, as compared to $18,688 cash used in investing activities for the quarter ended March 31, 2007. We purchased additional equipment in the first quarter of 2007. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

We believe that our cash and cash equivalents on hand at March 31, 2008, $463,976, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. We will try to obtain additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous leg ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing our ORCEL product;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of March 31, 2008, we owed $1.8 million to trade creditors of which approximately $0.6 million or 32% was owed to our contract manufacturer, Lonza Walkersville, Inc. Of the remaining $1.2 million, payment of approximately $1 million was past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $1.9 million during the three months ended March 31, 2008, and, as of that date, our current liabilities exceeded our current assets by $2.4 million, our total liabilities exceeded our total assets by $1.8 million and we have a deficit accumulated in the development stage of $167.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional sources of capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

The table below summarizes contractual obligations and commitments as of March 31, 2008, including principal and interest payments on our debt:

	Total	Less than 1 year
Insurance premium financing payable	$125,815	$125,815
Current maturity of promissory note	67,632	67,632
Capital lease obligation - current	1,206	1,206
Bridge note financing	150,000	150,000
Total	$344,653	$344,653

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008.

Effect of Inflation

Our business is impacted by inflation as it relates to the higher supply costs associated with our various development activities.

Seasonality

Being that we are a development stage company our business is not considered seasonal in nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity Price Risk – Our Series A and A-1 Preferred Stock and Series A and M-1 warrants have certain anti-dilution provisions that would require a waiver by the majority holders of each series of those preferred shares and those warrants to avoid a reduction in the conversion prices of the preferred shares and the exercise prices of the warrants, and a corresponding increase in the number of shares of our common stock into which the preferred shares are convertible or for which those warrants are exercisable, if we sell our common stock (or other securities convertible into, or exercisable for shares of our common stock) at a price lower than the conversion prices of those preferred shares or the exercise prices of those warrants.

Interest Rate Risk - This risk is immaterial due to our low level of outstanding debt.

Foreign Currency Exchange Rate Risk – This risk affects our Israeli operations but also is immaterial as our operating budget in Israel is less than $300,000 annually.

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008 (“Evaluation Date”) have concluded that our disclosure controls and procedures were effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal controls over financial reporting were operating effectively as of March 31, 2008.

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

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the first quarter of 2008.

PART II

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibit No.	Description
	31.1 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Executive Officer.
	31.2 *	Rule 13a-14(a) / 15d- 14 (a) Certification of Principal Financial Officer.
	32.1 *	Section 1350 Certification of Principal Executive Officer.
	32.2 *	Section 1350 Certification of Principal Financial Officer.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

FORTICELL BIOSCIENCE, INC.

Date: May 15, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer