Form 10-Q
period 2008-06-30
Forticell BioScience, Inc.
filed 2008-08-14
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock is 13,358,015 (as of July 31, 2008).

FORTICELL BIOSCIENCE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED JUNE 30, 2008

ITEMS IN FORM 10-Q

Part I, Item 1. FINANCIAL STATEMENTS

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,371	$1,301,795
New York State tax credits receivable	250,000	500,000
Prepaid and other current assets	234,884	149,997
Total current assets	537,255	1,951,792
Property and equipment, net	170,596	200,272
Patent application costs, net	362,480	409,080
Deposits and other assets	60,509	223,927
Total assets	$1,130,840	$2,785,071

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,931,169	$2,768,232
Bridge note financing	225,000	-
Insurance premium financing payable	84,612	-
Current maturity of promissory note	67,632	67,632
Capital lease obligation - current	-	2,113
Total current liabilities	3,308,413	2,837,977

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Convertible Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series A, stated value $10,000 per share; authorized 20,000 shares; 1,167.292 and 1,201.581 shares issued and outstanding; liquidation preference of $11,672,920 and $12,015,810	6,438,006	6,735,940
Less: subscription receivable to purchase 4 shares	-	(40,000)
Series A-1, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700	5,493,700
Series A-2, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000	2,050,000
Series D-1, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903	15,090,903
Series D-2, stated value $10 per share; authorized 20,000 shares; no shares issued and outstanding; liquidation preference $0	-	-
Common stock, $.001 par value; authorized 300,000,000 shares; 13,358,015 and 11,972,235 shares issued and outstanding	13,358	11,972
Additional paid-in capital	136,602,767	136,327,084
Deficit accumulated during the development stage	(167,859,068)	(165,632,347)
Deferred compensation	-	(80,329)
Accumulated other comprehensive income	(7,239)	(9,829)
Total shareholders’ deficit	(2,177,573)	(52,906)
Total liabilities and shareholders’ deficit	$1,130,840	$2,785,071

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 12,1991
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2008	2007	2008	2007	June 30, 2008
Product revenue	$-	$-	$-	$-	$265,665

Expenses
Product and laboratory costs	81,869	214,275	804,868	427,492	37,072,556
Personnel	140,888	2,735,255	856,494	3,684,715	51,664,214
General and administrative	227,557	1,357,168	475,353	1,624,985	24,641,584
Rent	147,192	182,580	294,384	365,160	6,176,381
Consulting	-	-	-	-	5,702,651
Interest and other expense	9,328	3,978,174	11,402	6,764,499	45,117,577
Interest and other income	(265,125)	(65,856)	(322,780)	(89,888)	(3,296,171)
Gain on extinguishment of revenue interest assignment obligation	-	(35,527,695)	-	(35,527,695)	(35,527,695)
Purchased in-process research and development costs	-	-	-	-	11,073,743
Change in fair value of warrants	-	-	-	-	(12,042,565)
Loss on settlement of promissory notes	-	-	-	-	13,081,453
Lease termination costs	-	-	-	-	1,119,166
Loss on extinguishments of debt and Series A preferred shares	-	-	-	-	1,004,027
	341,709	(27,126,099)	2,119,721	(22,750,732)	145,786,921

Income (loss) before income tax benefit	(341,709)	27,126,099	(2,119,721)	22,750,732	(145,521,256)

Income tax benefit	-	(62,500)	-	(125,000)	(739,000)
Net income (loss)	(341,709)	27,188,599	(2,119,721)	22,875,732	(144,782,256)

Preferred stock dividends	-	-	-	-	3,162,609
Preferred stock and warrants deemed dividends and discounts	-	5,649,196	107,000	5,649,196	19,914,203
Net income (loss) applicable to common shareholders	$(341,709)	$21,539,403	$(2,226,721)	$17,226,536	$(167,859,068)

Net income (loss) per share
Basic	$(0.02)	$2.17	$(0.16)	$1.74
Diluted	$(0.02)	$0.45	$(0.16)	$0.36

Weighted average shares outstanding
Basic	14,323,282	9,934,616	13,850,943	9,879,387
Diluted	14,323,282	48,332,724	13,850,943	48,275,493

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

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

								Deficit
								accumulated	Accumulated		Total
							Additional	during the	other		shareholders’
	Common stock		Preferred stock series				paid-in	development	comprehensive	Deferred	equity
	Shares	Amount	A	A-1	A-2	D-1	capital	stage	income (loss)	compensation	(deficit)
Balance at December 31, 2007 (brought forward)	11,972,235	11,972	6,695,940	5,493,700	2,050,000	15,090,903	136,327,084	(165,632,347)	(9,829)	(80,329)	(52,906)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,119,721)	-	-	(2,119,721)
Foreign currency translation	-	-	-	-	-	-	-	-	2,590	-	2,590
Total comprehensive loss											(2,117,131)
Share-based compensation	-	-	-	-	-	-	(52,536)	-	-	-	(52,536)
Exercise of option to purchase 20 shares of Series A with attached warrants	-	-	200,000	-	-	-	(198,000)	-	-	-	2,000
Value of attached warrants: 200,000 Series A, 200,000 Series M-1 and100,000 Series M warrants	-	-	(89,000)	-	-	-	89,000	-	-	-	-
Accretion of discount related to exercise of option to purchase 20 shares of Series A preferred stock	-	-	-	-	-	-	107,000	(107,000)	-	-	-
Conversion of 50.289 shares of Series A	1,005,780	1,006	(368,934)	-	-	-	367,928	-	-	-	-
Issuance pursuant to 2006 Restricted Share Award	380,000	380	-	-	-	-	(380)	-	-	-	-
Expenses incurred in connection with capital raising	-	-	-	-	-	-	(37,329)	-	-	-	(37,329)
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	80,329	80,329
Balance at June 30, 2008	13,358,015	$13,358	$6,438,006	$5,493,700	$2,050,000	$15,090,903	$136,602,767	$(167,859,068)	$(7,239)	$-	$(2,177,573)

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			March 12, 1991
	Six months ended June 30,		(inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net loss	$(2,119,721)	$22,875,732	$(144,782,257)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89,179	90,380	6,034,883
Gain on extinguishment of debt	-	(35,527,695)	(35,527,695)
Loss on settlement of promissory note	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Net equity issuances for cancellation agreement	-	1,761,702	1,961,017
Amortization of deferred compensation	80,329	186,418	917,000
Non-cash equity compensation	-	1,087,130	4,413,580
Non-cash interest	-	1,806,095	3,853,679
Non-cash imputed interest	-	4,951,000	38,966,586
Non-cash production suite charges	-	-	1,422,839
Share-based compensation	(52,536)	64,151	322,061
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishment of debt and series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	-	11,073,742
Change in warrant value	-	-	(12,042,565)
Other	-	-	33,122
Changes in operating assets and liabilities
New York State tax credits receivable	250,000	(125,000)	500,000
Prepaid and other current assets	(76,668)	165,225	(881,106)
Accounts payable and accrued liabilities	315,589	(1,192,237)	5,057,611
Net cash used in operating activities	(1,513,828)	(3,857,099)	(103,991,991)

Cash flows from investing activities
Purchases of property and equipment	(2,067)	(4,289)	(4,770,293)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(5,733)	(34,810)	(1,134,395)
Organization costs	-	-	(10,238)
Deposits	-	-	(885,029)
Cash paid for Hapto, net of cash received	-	-	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(7,800)	(39,099)	(6,930,885)

Cash flows from financing activities
Proceeds from issuance of notes payable	225,000	1,949,000	17,572,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	-	1,362,860
Proceeds from insurance premium financing	139,390	138,000	953,790
Share issuance expenses and other financing costs	(37,329)	(1,120,365)	(6,960,064)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligations under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock-
Series A	2,000	5,791,475	9,583,975
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	-	5,526,829
Advances received	-	-	130,000
Repayment of capital lease obligations	(2,113)	(4,233)	(614,314)
Repayment of loan payable	-	(6,751)	(1,287,547)
Repayment of obligations under revenue interest assignment	-	-	(11,414)
Repayment of insurance premium financing payable	(54,778)	(60,404)	(869,178)
Repayment of promissory notes	-	(307,500)	(1,543,251)
Repayment of notes payable	-	-	(515,500)
Net cash provided by financing activities	272,170	6,379,222	110,966,354
Effect of exchange rate changes on cash and cash equivalents	34	4,755	8,893
Net Increase (Decrease) In Cash And Cash Equivalents	(1,249,424)	2,487,779	52,371
CASH AND CASH EQUIVALENTS
Beginning of period	1,301,795	13,039	-
End of period	$52,371	$2,500,818	$52,371

FORTICELL BIOSCIENCE, INC.
  (A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from
			March 12, 1991
	Six months ended June 30,		(inception) to
	2008	2007	June30, 2008
Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Accounts payable converted to preferred stock	$-	$-	$71,840
Accounts payable converted to promissory notes	-	-	837,468
Accounts payable offset against security deposits	(163,725)	-	(163,725)
Advances converted to promissory notes	-	-	130,000
Assets acquired under capital leases	-	-	628,523
Deferred compensation	-	-	917,000
Deferred offering costs included in accrued professional fees	-	-	314,697
Financing costs – other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Reversal of subscription receivable	40,000	-	40,000
Share issuance expenses – warrants	-	-	255,000
Dividends on preferred stock paid in common shares
Series B	-	-	2,099,011
Series C	-	-	576,013
Series E			151,035
Accretion of discount on preferred stock and warrants	107,000	4,408,165	18,626,411
Series A preferred stock converted to common stock	368,934	-	368,934
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	-	-	12,343,678
Converted to common stock	-	-	820,428
Exchanged for Series D-1 preferred stock	-	-	15,090,903
Series E preferred stock converted to common stock	-	-	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	-	-	391,307
Series C	-	-	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	-	-	2,628,602
Promissory notes-
Repaid with common stock	-	-	13,112,626
Interest thereon paid with common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	-	2,701,500	2,951,500
Revenue interest assignment obligation repaid with preferred shares	-	7,550,000	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	-	54,982
Warrants exchanged for common stock and warrants	-	1,241,031	1,287,792
Common stock and warrants issued to settle liability	-	-	659,800
Treasury shares retired	-	-	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202

Cash paid for interest	$2,648	$74,259	$980,728

Cash paid for income taxes	$-	$-	$203,411

See accompanying notes to condensed unaudited financial statements

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 2008, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2008 and 2007 and for the period from March 12, 1991 (inception) to June 30, 2008, and cash flows for the six-month periods ended June 30, 2008 and 2007, and for the period from March 12, 1991 (inception) to June 30, 2008, and the condensed consolidated statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2008, have been prepared by us and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and 2007, results of operations for the three and six-month periods ended June 30, 2008 and 2007 and for the period from March 12, 1991 (inception) to June 30, 2008, and cash flows for the six-month periods ended June 30, 2008 and 2007, and from March 12, 1991 (inception) through June 30, 2008, and statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to June 30, 2008, have been made. The December 31, 2007 balance sheet information has been derived from the audited December 31, 2007 financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in our December 31, 2007 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and six-month period ended June 30, 2008, are not necessarily indicative of the operating results for the full year or any other interim period.

NOTE 2 – STATUS OF PRE-MARKET APPROVAL APPLICATION FOR ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email on April 3, 2008 stating that the FDA would be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated our entire workforce, except for some key management personnel. As of June 30, 2008 we employed two persons, our chief scientific officer, and our chief executive officer. Our chief financial officer was appointed to additionally serve as our chief executive officer after the layoffs.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the combined clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is the possibility of a future approval of our PMA. We have until October 23, 2008 to submit a response to the FDA. We estimate the costs involved in responding to this letter can range anywhere from $300,000 to $600,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.

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

We believe that our cash and cash equivalents on hand at June 30, 2008, $52,371, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. See Note 9 regarding funds received in July 2008. We continue to seek additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous leg ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing our ORCEL product or to secure a similar arrangement with another manufacturer;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of June 30, 2008, we owed $2.1 million to trade creditors of which approximately $0.8 million or 38% was owed to our contract manufacturer, Lonza Walkersville, Inc. Approximately $1.25 million of the remaining approximately $1.3 million is past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $2.2 million during the six months ended June 30, 2008, and, as of that date, our current liabilities exceeded our current assets by $2.8 million, our total liabilities exceeded our total assets by $2.2 million and we have a deficit accumulated in the development stage of $167.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

NOTE 4 – SHARE BASED COMPENSATION

Stock Options

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of June 30, 2008, 11,947 shares of our common stock remained available for grant under the 2005 Plan.

On August 24, 2006 the Board of Directors adopted the Forticell Bioscience, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan, as amended and approved by shareholders on December 20, 2007, provides for grants of up to 6,000,000 shares of our common stock that may be awarded to our employees, directors, consultants and advisors. The awards maybe in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors or, in some cases, by a sub-committee of the compensation committee, and may require a performance component. The members of that sub-committee are both non-employee directors. As of June 30, 2008, 4,082,500 shares of our common stock remained available for grant under the 2006 Plan.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

There were no stock options granted during the quarters and six months ended June 30, 2008 and June 30, 2007.

Changes in options outstanding under the plans for the six months ended June 30, 2008 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value	remaining life
December 31, 2007	3,516,897	$0.77
Cancelled	(2,044,677)	0.97
Outstanding June 30, 2008	1,472,220	$0.50	$-	6.27
Exercisable June 30, 2008	375,388	$0.63	$-	6.26

Also outstanding was an option to purchase 6,667 shares of common stock at an exercise price of $30 expiring in November 2009 which was granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Range of exercise price ($)	Outstanding	life (years)	price ($)	exercisable	life (years)	price ($)
0.38 - 0.52	1,467,500	6.28	0.45	372,501	6.28	0.45
3.15 - 3.15	3,334	3.15	4.63	1,667	4.63	3.15
27.00 - 27.75	833	3.10	27.60	667	3.02	27.56
45.00 - 67.50	533	1.55	55.78	533	1.55	55.78
705.00 - 705.00	20	0.33	705.00	20	0.33	705.00
	1,472,220	6.27	0.50	375,388	0.63	6.26

Share-based compensation expense is included in personnel expense. Share-based compensation expense was reduced by $52,536 for the six months ended June 30, 2008 as a result of forfeitures of stock options related to our workforce reduction in the second quarter of 2008, and $5,775 for the comparable 2007 period.

All share-based option awards granted after January 1, 2006 were based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. The compensation cost for these shares issued pursuant to this allocation was amortized over the 29-month vesting period ending May 31, 2007. Included in personnel expense is a charge of $128,183 for the six months ended June 30, 2007, reflecting the amortization of this compensation cost.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Plans

On December 11, 2006 the Board of Directors awarded 500,000 shares of restricted stock from the 2006 Plan, of which 200,000 shares was awarded to a member of management and 300,000 shares to two senior level employees. These shares were issued after January 1, 2008 and vest over a five-month period ending May 31, 2008. The shares granted to any of these employees, or pro-rata portions thereof, would be forfeited if during any time over this seventeen-month period, such employee’s employment with us was terminated. Due to the expected high probability that these members of management would be retained through May 31, 2008, we amortized a charge of $114,000 related to these awards over the 17 month period of service. No other performance criteria were established for these awards. As a result of our workforce reduction in the second quarter of 2008, we recorded a credit related to the forfeiture of 120,000 shares, which we included in personnel expense.

On October 22, 2007, our Board of Directors awarded 300,000 restricted shares of our common stock to our then chief executive officer which vested in equal annual tranches of 100,000 each over a three year period as long as our then chief executive continued to be employed by us. All such awards were made under the 2006 Plan. Due to the expected high probability that our then chief executive would be retained through October 22, 2010, we amortized a charge of $68,400 for this restricted share award over the 36 month period of service. No other performance criteria was established for this award. As a result of our workforce reduction in the second quarter of 2008, we recorded a credit related to the forfeiture of these 300,000 shares, which we included in personnel expense.

During the six months ended June 30, 2008 we included in personnel expense net charges aggregating $80,329 for the above restricted share issuances under our 2006 Plan in December 2006 and October 2007.

NOTE 5 - NET LOSS PER SHARE

As of June 30, 2008, an aggregate of 50,697,952 outstanding warrants and options and an aggregate of 35,932,137 shares of common stock issuable upon the conversion of our preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and six months ended June 30, 2008 includes warrants to purchase 978,600 shares of common stock, exercisable at no more than $.015 per share reflected as outstanding from the date of grant.

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

NOTE 6 - WARRANTS

The following represents warrant activity during the six months ended June 30, 2008:

Balance at December 31, 2007	51,179,352
Granted	500,000
Expired	(2,800)
Balance at June 30, 2008	51,676,552

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2008:

Accounts payable	$2,149,009
Accrued compensation	412,271
Accrued expenses	54,020
Accrued professional fees	65,750
Deferred income	125,000
Due to Hadasit	125,119
$2,931,169

Included in accounts payable and accrued expenses is $826,703 owed to Lonza Inc. with whom we have a manufacturing agreement.

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

On March 25, 2008, one of the purchasers of our Series A preferred stock loaned us $150,000. We will pay the lender 14% interest per annum and warrants in the form of our Series A warrants we issued in our June-July 2007 private placement. Such warrants will be exercisable (a) at the exercise price of, and (b) for the number of shares per dollar issuable upon exercise of, warrants we may issue in our next financing. We are obligated to repay the loans and interest on the earlier of a demand made by the holder after June 25, 2008 or the first closing of a larger loan or from the sale of our equity securities, from either of which we will try to secure not less than $3,000,000 after we receive the FDA “100-Day letter” commenting on the results of our completed clinical trial for use of our ORCEL product to treat venous stasis ulcers. We received that “100-Day letter” from the FDA on April 24, 2008.

On April 3, 2008, another purchaser of our Series A preferred stock loaned us $75,000 on similar terms.

The following equity transactions occurred during the six months ended June 30, 2008:

•
Our former chief executive officer, Ron Lipstein, and our former chairman, Steven Katz, exercised stock options paying $1,200 and $800, respectively, to purchase 12 and 8 Series A Preferred shares (convertible into 240,000 and 160,000 common shares respectively) with attached warrants. The attached warrants they received were as follows: Series A warrants to purchase 120,000 and 80,000 common shares exercisable at $1 per share, Series M warrants to purchase 120,000 and 80,000 common shares at $0.50 per share, and Series M-1 warrants to purchase 60,000 and 40,000 shares at $1 per share. We recorded the unamortized portion of the beneficial conversion discount of $107,000 upon the exercise of the option.

•	An aggregate of 380,000 shares to our CFO (200,000) and two other members of management issued pursuant to our December 11, 2006 restricted stock award grants, became vested.

•
Holders of an aggregate 50.289 Series A Preferred shares, including the above 20 Series A Preferred shares issued to a former chairman and a former chief executive, elected to convert such shares into an aggregate of 1,005,780 shares of our common stock.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

On July 1, 2008, we received a notice of eviction from our landlord, Columbia University. On August 7, 2008, the case was adjourned in consideration of an August 2008 use and occupancy payment of $28,281.

On July 2, 2008, the $75,000 April 3, 2008 bridge note holder (see note 8) loaned us an additional $225,000 at 12% interest due December 31, 2008. Such note provides for conversion into equity at the option of the holder. The conversion price will be 150% of the volume weighted average closing price of the our common stock during the ten trading days following the holder’s notice of conversion, except that the conversion price will not be less than $1.00 per share of our common stock.

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

Status of Pre-Market Approval Application for ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email on April 3, 2008 stating that the FDA would be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated our entire workforce, except for some key management personnel. As of June 30, 2008 we employed two persons, our chief scientific officer, and our chief executive officer. Our chief financial officer was appointed to additionally serve as our chief executive officer after the layoffs.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the combined clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is a possibility of a future approval of our PMA. We have until October 23, 2008 to submit a response to the FDA. We estimate the costs involved in responding to this letter can range anywhere from $300,000 to $600,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.

Results of Operations

Three months ended June 30, 2008 vs. June 30, 2007

Net loss applicable to common shareholders from development stage operations for the three months ended June 30, 2008 declined by $21.8 million to $0.3 million from net income to common shareholders of $21.5 million in the corresponding 2007 period. Our 2007 results included approximately $4 million of imputed interest expense related to a debt obligation to Paul Royalty which we exchanged for Series A-1 and A-2 convertible preferred stock in June 2007 and recorded a related gain of $35.5 million. 2007 results reflect a $1.1 million consulting charge in general and administrative expenses related to placement advisory fees and a $1.8 million severance charge in personnel expense related to the cancellation of our employment agreements with former officers. Additionally we recorded $5.6 million of deemed dividends primarily as a result of beneficial conversions inherent in our Series A preferred stock at their date of issue. Our 2008 results generally reflect lower expenses across the board as a result of our lack of funds which resulted in our staff layoff after we heard from the FDA in April 2008. Personnel expense included a $163,000 credit in the quarter for the reversal of charges related to stock options and restricted shares granted to a former officer and certain employees when we terminated most of our workforce. Rent expense reflects a reduction in leased space in 2008.

Six months ended June 30, 2008 vs. June 30, 2007

Net loss applicable to common shareholders from development stage operations for the six months ended June 30, 2008 declined by $19.4 million to $2.2 million from net income to common shareholders of $17.2 million in the corresponding 2007 period. Our 2007 results included approximately $6.8 million of imputed interest expense related to a debt obligation to Paul Royalty which we exchanged for Series A-1 and A-2 convertible preferred stock in June 2007 and recorded a related gain of $35.5 million. 2007 results reflect a $1.1 million consulting charge in general and administrative expenses related to placement advisory fees and a $1.8 million severance charge in personnel expense related to the cancellation of our employment agreements with former officers. Our 2008 results generally reflect lower expenses across the board as a result of our lack of funds which resulted in our staff layoff after we heard from the FDA in April 2008. Product and laboratory expenses were slightly higher in 2008 than in 2007 reflecting cash flow problems we had in the first six months of 2007. Rent expense reflects a reduction in leased space in 2008. Our 2008 results included a $107,000 charge for the unamortized portion of a beneficial conversion discount related to the exercise of an option to purchase 20 shares of Series A preferred with attached warrants by a certain former chief executive officer and our former chairman. Personnel expense was reduced by a $163,000 credit in the second quarter for the reversal of charges related to stock options and restricted shares granted to a former officer and certain employees when we terminated most of our workforce.

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $52,371, working capital deficiency of $2,771,158 and stockholders’ deficiency of $2,177,573. As of December 31, 2007, we had a cash balance of $1,301,795, working capital deficiency of $886,185 and stockholders’ deficiency of $52,906. We realized a net loss of $2,119,721 for the six months ended June 30, 2008.

Net cash used in operating activities was $1,513,828 for the six months ended June 30, 2008, as compared to $3,857,099 used for the six months ended June 30, 2007. This reflects significantly higher payroll and other obligations during the 2007 period.

Net cash provided by financing activities for the six months ended June 30, 2008 was $272,170 compared to $6,379,222 provided for in the six months ended June 30, 2007. We closed our Series A private placement in June 2007.

Net cash used in investing activities during the six months ended June 30, 2008 was $7,800, as compared to $39,099 cash used in investing activities for the six months ended June 30, 2007. We purchased additional equipment in the first half of 2007 and had a number of patent renewals in that period. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, and as may be required in connection with rendering our services in the future.

We believe that our cash and cash equivalents on hand at June 30, 2008, $52,371, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. See Note 9 to the accompanying financial statements regarding funds received in July 2008. We continue to seek additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

The amount of cash we consume each month fluctuates, depending, among other things, on whether we are incurring expenses for services provided by third party suppliers in connection with either clinical trial or contract manufacturing activities and what payments we have to make on our outstanding debt. Our capital funding requirements depend on numerous factors, including:

•	the progress and magnitude of our research and development programs;
•	the time involved in obtaining regulatory approvals for the commercial sale of our ORCEL product in its cryopreserved form to treat venous leg ulcers and, later, diabetic foot ulcers;
•	the costs involved in filing and maintaining patent claims;
•	technological advances;
•	competitive and market conditions;
•	the successful implementation of the agreements we have entered into with Lonza for manufacturing our ORCEL product or to secure a similar arrangement with another manufacturer;
•	our ability to establish and maintain other collaborative arrangements, and
•	arrangements we may make to market our ORCEL product for commercial sales and the cost and effectiveness of such arrangements.

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of June 30, 2008, we owed $2.1 million to trade creditors of which approximately $0.8 million or 38% was owed to our contract manufacturer, Lonza Walkersville, Inc. Approximately $1.25 million of the remaining $1.3 million is past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $2.2 million during the six months ended June 30, 2008, and, as of that date, our current liabilities exceeded our current assets by $2.8 million, our total liabilities exceeded our total assets by $2.2 million and we have a deficit accumulated in the development stage of $167.9 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

The table below summarizes contractual obligations and commitments as of June 30, 2008, including principal and interest payments on our debt:

	Total	Less than 1 year
Insurance premium financing payable	$84,612	$84,612
Current maturity of promissory note	67,632	67,632
Bridge note financing	225,000	225,000
Total	$377,244	$377,244

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

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

Interest Rate Risk – This risk is immaterial due to our low level of outstanding debt.

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008 (“Evaluation Date”) have concluded that our disclosure controls and procedures were effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal controls over financial reporting were operating effectively as of June 30, 2008.

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

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the second quarter of 2008.

PART II

Item 1. LEGAL PROCEEDINGS

On July 1, 2008, we received a notice of eviction from our landlord, Columbia University. On August 7, 2008, the case was adjourned in consideration of an August 2008 use and occupancy payment of $28,281.

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

Registrant:

FORTICELL BIOSCIENCE, INC.

Date: August 14, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer