Form 10-Q
period 2008-09-30
Forticell BioScience, Inc.
filed 2008-11-07
CIK 889992

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock is 13,358,015 (as of October 31, 2008).

FORTICELL BIOSCIENCE, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED SEPTEMBER 30, 2008

ITEMS IN FORM 10-Q

Part I, Item 1. FINANCIAL STATEMENTS

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$175,154	$1,301,795
New York State tax credits receivable	-	500,000
Prepaid and other current assets	173,950	149,997
Total current assets	349,104	1,951,792
Property and equipment, net	152,643	200,272
Patent application costs, net	336,254	409,080
Deposits and other assets	60,427	223,927
Total assets	$898,428	$2,785,071

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,896,272	$2,768,232
Due to Paul Royalty Fund, L.P. Note 8	5,000,000	-
Bridge note financing	450,000	-
Insurance premium financing payable	28,535	-
Current maturity of promissory note	67,632	67,632
Capital lease obligation - current	-	2,113
Total current liabilities	8,442,439	2,837,977

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit:
Convertible Preferred stock, $.001 par value; authorized, 1,000,000 shares:
Series A, stated value $10,000 per share; authorized 20,000 shares; 1,167.292 and 1,201.581 shares issued and outstanding; liquidation preference of $11,672,920 and $12,015,810	6,438,006	6,735,940
Less: subscription receivable to purchase 4 shares	-	(40,000)
Series A-1, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	5,493,700	5,493,700
Series A-2, stated value $10,000 per share; authorized 500 shares; 500 shares issued and outstanding; liquidation preference $5,000,000	2,050,000	2,050,000
Series D-1, stated value $10 per share; authorized 20,000 shares; 5,948.6148 shares issued and outstanding; liquidation preference $59,486	15,090,903	15,090,903
Series D-2, stated value $10 per share; authorized 20,000 shares; no shares issued and outstanding; liquidation preference $0	-	-
Common stock, $.001 par value; authorized 300,000,000 shares; 13,358,015 and 11,972,235 shares issued and outstanding	13,358	11,972
Additional paid-in capital	136,610,917	136,327,084
Deficit accumulated during the development stage	(168,223,394)	(165,632,347)
Deferred compensation	-	(80,329)
Accumulated other comprehensive income	(17,501)	(9,829)
Treasury stock Note 8	(5,000,000)	-
Total shareholders’ deficit	(7,544,011)	(52,906)
Total liabilities and shareholders’ deficit	$898,428	$2,785,071

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 12,1991
	Three Months Ended Sept. 30,		Nine Months Ended Sept.30,		(inception) to
	2008	2007	2008	2007	Sept. 30, 2008
Product revenue	$-	$-	$-	$-	$265,665

Expenses
Product and laboratory costs	24,703	270,143	829,570	697,635	37,097,259
Personnel	164,335	781,654	1,020,829	4,466,369	51,828,549
General and administrative	165,553	262,155	640,906	1,887,140	24,807,137
Rent	109,196	176,118	403,580	541,278	6,285,577
Consulting	-	-	-	-	5,702,651
Interest and other expense	15,205	1,669	26,608	6,766,168	45,132,782
Interest and other income	(114,666)	(117,759)	(437,446)	(207,647)	(3,410,837)
Gain on extinguishment of revenue interest assignment obligation	-	-	-	(35,527,695)	(35,527,695)
Purchased in-process research and development costs	-	-	-	-	11,073,743
Change in fair value of warrants	-	-	-	-	(12,042,565)
Loss on settlement of promissory notes	-	-	-	-	13,081,453
Lease termination costs	-	-	-	-	1,119,166
Loss on extinguishments of debt and Series A preferred shares	-	-	-	-	1,004,027
	364,326	1,373,980	2,484,047	(21,376,752)	146,151,247

Income (loss) before income tax benefit	(364,326)	(1,373,980)	(2,484,047)	21,376,752	(145,885,582)

Income tax benefit	-	(62,500)	-	(187,500)	(739,000)
Net income (loss)	(364,326)	(1,311,480)	(2,484,047)	21,564,252	(145,146,582)

Preferred stock dividends	-	-	-	-	3,162,609
Preferred stock and warrants deemed dividends and discounts	-	853,241	107,000	6,502,437	19,914,203
Net income (loss) applicable to common shareholders	$(364,326)	$(2,164,721)	$(2,591,047)	$15,061,815	$(168,223,394)

Net income (loss) per share
Basic	$(0.03)	$(0.17)	$(0.18)	$1.38
Diluted	$(0.03)	$(0.17)	$(0.18)	$0.31

Weighted average shares outstanding
Basic	14,330,022	12,837,140	14,014,015	10,911,543
Diluted	14,330,022	12,837,140	14,014,015	48,188,072

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

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
									Accu-
									mulated
								Deficit	other			Total
								accumulated	compre-			share-
							Additional	during the	hensive	Deferred		holders’
	Common stock		Preferred stock series				paid-in	development	income	comp-	Treasury	equity
	Shares	Amount	A	A-1	A-2	D-1	capital	stage	(loss)	ensation	stock	(deficit)
Balance at December 31, 2007 (brought forward)	11,972,235	11,972	6,695,940	5,493,700	2,050,000	15,090,903	136,327,084	(165,632,347)	(9,829)	(80,329)	-	(52,906)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(2,484,047)	-	-	-	(2,484,047)
Foreign currency translation	-	-	-	-	-	-	-	-	(7,672)	-	-	(7,672)
Total comprehensive loss												(2,491,719)
Share-based compensation	-	-	-	-	-	-	(35,536)	-	-	-	-	(35,536)
Exercise of option to purchase 20 shares of Series A with attached warrants	-	-	200,000	-	-	-	(198,000)	-	-	-	-	2,000
Value of attached warrants: 200,000 Series A, 200,000 Series M-1 and 100,000 Series M warrants	-	-	(89,000)	-	-	-	89,000	-	-	-	-	-
Accretion of discount related to exercise of option to purchase 20 shares of Series A preferred stock	-	-	-	-	-	-	107,000	(107,000)	-	-	-	-
Conversion of 50.289 shares of Series A	1,005,780	1,006	(368,934)	-	-	-	367,928	-	-	-	-	-
Restricted stock issued pursuant to 2006 Award	380,000	380	-	-	-	-	(380)	-	-	-	-	-
Expenses incurred in connection with capital raising	-	-	-	-	-	-	(46,179)	-	-	-	-	(46,179)
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	80,329	-	80,329
Purchase of Paul Royalty’s equity Note 8	-	-	-	-	-	-	-	-	-	-	(5,000,000)	(5,000,000)
Balance at September 30, 2008	13,358,015	$13,358	$6,438,006	$5,493,700	$2,050,000	$15,090,903	$136,610,917	$(168,223,394)	$(17,501)	$-	$(5,000,000)	$(7,544,011)

See accompanying notes to condensed unaudited financial statements.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			March 12, 1991
	Nine months ended September 30,		(inception) to
	2008	2007	Sept. 30, 2008
Cash flows from operating activities
Net loss	$(2,484,047)	$21,564,252	$(145,146,583)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	132,406	131,870	6,078,111
Gain on extinguishment of debt	-	(35,527,695)	(35,527,695)
Loss on settlement of promissory note	-	-	13,081,453
Cost to terminate lease on New Jersey facility	-	-	836,032
Net equity issuances for cancellation agreement	-	1,961,017	1,961,017
Amortization of deferred compensation	80,329	215,536	917,000
Non-cash equity compensation	-	1,078,349	4,413,580
Non-cash interest	-	1,806,418	3,853,679
Non-cash imputed interest	-	4,951,000	38,966,586
Non-cash production suite charges	-	-	1,422,839
Share-based compensation	(35,536)	103,136	339,061
Gain on loan adjustment	-	-	(236,000)
Loss on extinguishment of debt and series A preferred stock	-	-	1,004,027
Purchased in-process research and development	-	-	11,073,742
Change in warrant value	-	-	(12,042,565)
Other	-	-	33,122
Changes in operating assets and liabilities
New York State tax credits receivable	500,000	-	750,000
Prepaid and other current assets	(20,046)	52,241	(824,484)
Accounts payable and accrued liabilities	283,609	(2,340,275)	5,025,631
Net cash used in operating activities	(1,543,285)	(6,004,151)	(104,021,447)

Cash flows from investing activities
Purchases of property and equipment	(2,067)	(49,549)	(4,770,293)
Proceeds from sale of property and equipment	-	-	145,926
Payments for patent applications	(5,733)	(27,617)	(1,134,395)
Organization costs	-	-	(10,238)
Deposits	-	-	(885,029)
Cash paid for Hapto, net of cash received	-	-	(204,402)
Purchases of marketable securities	-	-	(594,986)
Sale of marketable securities	-	-	522,532
Net cash used in investing activities	(7,800)	(77,166)	(6,930,885)

Cash flows from financing activities
Proceeds from issuance of notes payable	450,000	1,949,000	17,797,126
Proceeds from issuance of common stock	-	-	61,701,458
Proceeds from exercise of warrants	-	-	1,362,860
Proceeds from insurance premium financing	139,390	138,000	953,790
Share issuance expenses and other financing costs	(46,179)	(1,440,452)	(6,968,914)
Purchase of treasury stock	-	-	(177,645)
Proceeds from issuance of loan payable	-	-	1,446,229
Proceeds from obligations under revenue interest assignment	-	-	10,000,000
Proceeds from issuance of convertible debentures	-	-	5,908,000
Proceeds from issuance of preferred stock-
Series A	2,000	8,271,975	9,583,975
Series B	-	-	3,070,000
Series C	-	-	5,690,000
Series E	-	-	5,526,829
Advances received	-	-	130,000
Repayment of capital lease obligations	(2,113)	(5,480)	(614,314)
Repayment of loan payable	-	(6,751)	(1,287,547)
Repayment of obligations under revenue interest assignment	-	-	(11,414)
Repayment of insurance premium financing payable	(110,855)	(106,679)	(925,255)
Repayment of promissory notes	-	(307,500)	(1,543,251)
Repayment of notes payable	-	-	(515,500)
Net cash provided by financing activities	432,243	8,492,113	111,126,427
Effect of exchange rate changes on cash and cash equivalents	(7,799)	3,490	1,059
Net Increase (Decrease) In Cash And Cash Equivalents	(1,126,641)	2,414,286	175,154
CASH AND CASH EQUIVALENTS
Beginning of period	1,301,795	13,039	-
End of period	$175,154	$2,427,325	$175,154

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

			Cumulative from March 12, 1991
	Nine months ended Sept. 30,		(inception) to
	2008	2007	Sept. 30, 2008
Supplemental disclosures of cash flow information:
Non cash investing and financing activities
Accounts payable converted to preferred stock	$-	$-	$71,840
Accounts payable converted to promissory notes	-	-	837,468
Accounts payable offset against security deposits	(163,725)	-	(163,725)
Advances converted to promissory notes	-	-	130,000
Assets acquired under capital leases	-	-	628,523
Contingent payment for Paul Royalty Fund, L.P. equity holdings	5,000,000	-	5,000,000
Deferred compensation	-	-	917,000
Deferred offering costs included in accrued professional fees	-	-	314,697
Financing costs – other long-term obligations	-	-	59,500
Forgiveness of rent payable	-	-	40,740
Reversal of subscription receivable	40,000	-	40,000
Share issuance expenses – warrants	-	-	255,000
Dividends on preferred stock paid in common shares
Series B	-	-	2,099,011
Series C	-	-	576,013
Series E			151,035
Accretion of discount on preferred stock and warrants	107,000	5,214,645	18,626,411
Series A preferred stock converted to common stock	368,934	-	368,934
Series B preferred stock converted to common stock	-	-	270,859
Series C preferred stock exchanged for common stock	-	-	3,529,289
Series D preferred stock-
Issuance in lieu of common stock	-	-	12,343,678
Converted to common stock	-	-	820,428
Exchanged for Series D-1 preferred stock	-	-	15,090,903
Series E preferred stock converted to common stock	-	-	151,041
Share issuance expenses for preferred stock incurred through issuance of warrants
Series B	-	-	391,307
Series C	-	-	272,386
Share issuance of series D preferred stock in exchange for series B preferred stock	-	-	2,628,602
Promissory notes-
Repaid with common stock	-	-	13,112,626
Interest thereon paid with common stock	-	-	658,776
Forgiven for warrant participation	-	-	100,000
Repaid with preferred stock	-	2,701,500	2,951,500
Revenue interest assignment obligation repaid with preferred shares	-	7,550,000	7,550,000
Warrant issued in connection with lease	-	-	18,500
Warrant issued in connection with liability settlement	-	-	54,982
Warrants exchanged for common stock and warrants	-	1,287,792	1,287,792
Common stock and warrants issued to settle liability	-	-	659,800
Treasury shares retired	-	-	177,645
Conversion of series C preferred stock into common stock	-	-	137,645
Contribution of capital of amount due to founder	-	-	398,967
Equipment transferred in satisfaction of deposit	-	-	100,000
Discount on promissory notes	-	-	1,033,202

Cash paid for interest	$3,551	$44,378	$981,631

Cash paid for income taxes	$-	$-	$203,411

See accompanying notes to condensed unaudited financial statements

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2008 and 2007 and for the period from March 12, 1991 (inception) to September 30, 2008, and cash flows for the nine-month periods ended September 30, 2008 and 2007, and for the period from March 12, 1991 (inception) to September 30, 2008, and the condensed consolidated statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2008, have been prepared by us and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and 2007, results of operations for the three and nine-month periods ended September 30, 2008 and 2007 and for the period from March 12, 1991 (inception) to September 30, 2008, and cash flows for the nine-month periods ended September 30, 2008 and 2007, and from March 12, 1991 (inception) through September 30, 2008, and statements of shareholders' equity (deficit) for the period from March 12, 1991 (inception) to September 30, 2008, have been made. The December 31, 2007 balance sheet information has been derived from the audited December 31, 2007 financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in our December 31, 2007 annual report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and nine-month period ended September 30, 2008, are not necessarily indicative of the operating results for the full year or any other interim period.

NOTE 2 – STATUS OF PRE-MARKET APPROVAL APPLICATION FOR ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email on April 3, 2008 stating that the FDA would be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated our entire workforce, except for some key management personnel. As of September 30, 2008 we employed two persons, our chief scientific officer, and our chief financial officer. Our chief financial officer was appointed to additionally serve as our chief executive officer after the layoffs.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the combined clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is the possibility of a future approval of our PMA. We have until mid April 2009 to submit a response to the FDA. We currently estimate the costs involved in responding to this letter can range anywhere from $400,000 to $700,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.

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

We believe that our cash and cash equivalents on hand at September 30, 2008 of $175,154, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. We continue to seek additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and/or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

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

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of September 30, 2008, we owed $2.1 million to trade creditors of which approximately $0.8 million, or 38%, was owed to our contract manufacturer, Lonza Walkersville, Inc. Approximately all of the remaining $1.3 million is past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $2.6 million during the nine months ended September 30, 2008, and, as of that date, our current liabilities exceeded our current assets by $8.1 million, our total liabilities exceeded our total assets by $7.5 million and we have a deficit accumulated in the development stage of $168.2 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

NOTE 4 – SHARE BASED COMPENSATION

Stock Options

In July 2005, the Board of Directors and stockholders approved the adoption of the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the grant of options to purchase up to 66,667 shares of our common stock. These options may be granted to employees, our officers, our non-employee directors, consultants, and advisors. The 2005 Plan provides for granting of options to purchase our common stock at not less than the fair value of such shares on the date of the grant. As of September 30, 2008, 61,947 shares of our common stock remained available for grant under the 2005 Plan.

On August 24, 2006 the Board of Directors adopted the Forticell Bioscience, Inc. 2006 Stock Award and Incentive Plan (the “2006 Plan”). The 2006 Plan, as amended and approved by shareholders on December 20, 2007, provides for grants of up to 6,000,000 shares of our common stock that may be awarded to our employees, directors, consultants and advisors. The awards may be in the form of restricted stock or incentive stock options. The grants will be made by the compensation committee of the Board of Directors or, in some cases, by a sub-committee of the compensation committee, and may require a performance component. The members of that sub-committee are both non-employee directors. As of September 30, 2008, 4,152,500 shares of our common stock remained available for grant under the 2006 Plan.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Board of Directors or its Stock Option Committee has determined the exercise price for all stock options awarded. The exercise price for all stock options awarded is the market price of our common stock on the date the option is granted.

There were no stock options granted during the quarters and nine months ended September 30, 2008 and September 30, 2007.

Changes in options outstanding under the plans for the nine months ended September 30, 2008 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value	remaining life
December 31, 2007	3,516,897	$0.77
Cancelled	(2,044,677)	0.97
Outstanding September 30, 2008	1,472,220	$0.50	$-	6.02
Exercisable September 30, 2008	562,888	$0.54	$-	6.00

Also outstanding was an option to purchase 6,667 shares of common stock at an exercise price of $30 expiring in November 2009 which was granted outside of our employee stock option plan.

The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted			Weighted
		average	Weighted		average	Weighted
		remaining	average		remaining	average
	Number	contractual	exercise	Number	contractual	exercise
Range of exercise price ($)	Outstanding	life (years)	price ($)	exercisable	life (years)	price ($)
0.38 - 052	1,467,500	6.03	0.45	560,001	6.02	0.43
3.15 - 3.15	3,334	4.38	3.15	1,667	4.38	3.15
27.00 - 27.75	833	2.84	27.60	667	2.77	27.56
45.00 - 67.50	533	1.30	55.78	533	1.30	55.78
705.00 - 705.00	20	0.08	705.00	20	0.08	705.00
	1,472,220	6.02	0.50	562,888	0.54	6.00

Share-based compensation expense is included in personnel expense. Share-based compensation expense was reduced by $35,536 for the nine months ended September 30, 2008 as a result of forfeitures of stock options related to our workforce reduction in the second quarter of 2008. Share based compensation was $103,136 for the comparable 2007 period.

All share-based option awards granted after January 1, 2006 were based on the grant date fair value in accordance with the provisions of SFAS 123(R).

Performance Shares

During 2003, an allocation of restricted shares of common stock were granted to officers and certain employees. The issuance of these shares was contingent on our achieving certain milestones. The compensation cost for these shares issued pursuant to this allocation was amortized over the 29-month vesting period ending May 31, 2007. Included in personnel expense is a charge of $128,183 for the nine months ended September 30, 2007, reflecting the amortization of this compensation cost.

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

During the nine months ended September 30, 2008 and September 30, 2007 we included in personnel expense net charges aggregating $80,329 and $87,353 for the above restricted share issuances under our 2006 Plan in December 2006 and October 2007.

NOTE 5 - NET LOSS PER SHARE

As of September 30, 2008, an aggregate of 50,691,730 outstanding warrants and 1,472,220 options and an aggregate of 24,932,137 shares of common stock issuable upon the conversion of our preferred stock outstanding were excluded from the weighted average share calculations, as the effect was antidilutive. Basic and diluted loss per share for the quarter and nine months ended September 30, 2008 includes warrants to purchase 978,600 shares of common stock, exercisable at no more than $.015 per share reflected as outstanding from the date of grant.

As of September 30, 2007, basic and diluted earnings per share includes warrants to purchase 811,333 and 708,336 shares of common stock, exercisable at $.015 and $.01 per share, respectively, reflected as outstanding from the date of grant. Diluted earnings per share also includes an aggregate of 31,558,657 common shares issuable upon exercise of outstanding preferred stock, as well as approximately 6,837,000 shares issuable upon exercise of warrants and stock options whose prices are below the average market prices for the three and nine month periods ended.

NOTE 6 - WARRANTS

The following represents warrant activity during the nine months ended September 30, 2008:

Balance at December 31, 2007	51,179,352
Granted	500,000
Expired	(9,022)
Balance at September 30, 2008	51,670,330

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2008:

Accounts payable	$2,147,628
Accrued compensation	411,975
Accrued expenses	98,158
Accrued professional fees	74,500
Deferred income	87,500
Due to Hadasit	76,511
$2,896,272

Included in accounts payable and accrued expenses is $830,620 owed to Lonza Inc. with whom we have a manufacturing agreement.

NOTE 8 – CONTINGENT LIABILITY TO PAUL ROYALTY FUND, L. P.

On September 22, 2008, we entered into an Agreement with Paul Royalty Fund, L.P. (“PRF”), whereby they agreed to sell all their preferred and common stock and warrants to us, consisting of: 500 shares each of our Series A-1 and Series A-2 preferred stock which has an aggregate liquidation preference of $10,000,000 and were together convertible into 11,000,000 shares of our common stock, 21,434 shares of our common stock and a Series E warrant to purchase 556 shares of our common stock at $3.40 per share, for a contingent payment to be made by us to PRF of either $5,000,000 should we obtain approval from the FDA for the commercial sale of our ORCEL for the treatment of venous leg ulcers by September 22, 2009, or $2,000,000 should we obtain such FDA approval after September 22, 2009 but before September 23, 2010. Such payments are secured by all our ORCEL intellectual property, albeit with respect to patents and trademarks only those applied for and registered in the United States. There will be no payment if we obtain such FDA approval after September 22, 2010.

NOTE 9 – FINANCING

On February 2, 2008, we entered into a commercial premium finance agreement with First Insurance Funding Corp. of New York in the amount of $139,390. The financing agreement bore interest at 7.3% and required ten monthly payments of $14,393 beginning March 2008. The financing was utilized to fund the premium payments for our directors and officers insurance policy.

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

On April 3, 2008, another purchaser of our Series A preferred stock loaned us $75,000 with similar terms to the note above. On July 2, 2008, this bridge note holder loaned us an additional $225,000 at 12% interest due December 31, 2008. Such note provides for conversion into equity at the option of the holder. The conversion price will be 150% of the volume weighted average closing price of the our common stock during the ten trading days following the holder’s notice of conversion, except that the conversion price will not be less than $1.00 per share of our common stock.

FORTICELL BIOSCIENCE, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following equity transactions occurred during the nine months ended September 30, 2008:

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

NOTE 10 - SUBSEQUENT EVENTS

Litigation: On October 29, 2008, we received a notice of eviction from our landlord, Columbia University. The case is next scheduled for a hearing on November 24, 2008. We hope to settle this matter amicably.

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

Status of Pre-Market Approval Application for ORCEL

In response to our email inquiry to the FDA regarding the status of our Pre-Market Approval Application (PMA) for the use of ORCEL in the treatment of venous leg ulcers we received an email on April 3, 2008 stating that the FDA would be sending us a formal response in the next week or so and that it would likely conclude that our PMA was not approvable. No additional information was provided other than the fact that the FDA staff had concerns regarding our data. Since a non approvable letter would make it difficult to impossible for us to raise additional financing, to minimize expenses we immediately terminated our entire workforce, except for some key management personnel. As of September 30, 2008 we employed two persons, our chief scientific officer, and our chief financial officer. Our chief financial officer was appointed to additionally serve as our chief executive officer after the layoffs.

On April 24, 2008, we received a formal response from the FDA to our application for pre-market approval to sell ORCEL for the treatment of venous leg ulcers. The FDA’s extensive and detailed letter asked for clarification on a variety of safety, efficacy and statistical issues, and questioned the handling of various aspects of the combined clinical data. The FDA also suggested remedies for the deficiencies that they noted. Provided management can remedy the concerns of the FDA, we believe there is a possibility of a future approval of our PMA. We have until mid April 2009 to submit a response to the FDA. We currently estimate the costs involved in responding to this letter can range anywhere from $400,000 to $700,000. However, since we have very limited cash available, we do not have the funds to do the work necessary to respond to the FDA’s letter and unless we can secure additional funds we will not be able to respond to the FDA’s letter. Depending on the outcome of our response we may be requested to conduct additional clinical trials whose cost could be substantial.

Results of Operations

Three months ended September30, 2008 vs. September 30, 2007

Net loss applicable to common shareholders from development stage operations for the three months ended September 30, 2008 decreased by $1.8 million to $0.4 million from a net loss to common shareholders of $2.2 million in the corresponding 2007 period. Our 2007 results primarily reflect higher staffing, a larger leasehold, and requisite related administrative charge. These 2007 results also include $0.9 million charge for the intrinsic value of beneficial conversion rates related to our Series A preferred offerings. Our 2008 results generally reflect lower expenses across the board as a result of our lack of funds which resulted in our staff layoff after we heard from the FDA in April 2008.

Nine months ended September 30, 2008 vs. September 30, 2007

Net loss applicable to common shareholders from development stage operations for the nine months ended September 30, 2008 declined by $17.7 million to $2.6 million from net income to common shareholders of $15.1 million in the corresponding 2007 period. Our 2007 results included approximately $6.8 million of imputed interest expense related to a debt obligation to Paul Royalty which we exchanged for Series A-1 and A-2 convertible preferred stock in June 2007 and recorded a related gain of $35.5 million. 2007 results reflect a $1.1 million consulting charge in general and administrative expenses related to placement advisory fees and a $2 million severance charge in personnel expense related to the cancellation of our employment agreements with former officers. 2007 results also reflect a $6.5 million non-cash charge consisting of the intrinsic value of $5.2 million of in-the-money conversion rates on our Series A and A-1 preferred stock offering and a $1.3 million deemed dividend related to the values of certain warrant prices reduced and exchanged. Our 2008 results generally reflect lower expenses across the board as a result of our lack of funds which resulted in our staff layoff after we heard from the FDA in April 2008. Product and laboratory expenses were slightly higher in 2008 than in 2007 reflecting cash flow problems we had in the first six months of 2007. Personnel expenses were higher in 2007 as we maintained our full staffing despite cash flow problems. Rent expense reflects a reduction in leased space in 2008. Our 2008 results included a $107,000 charge for the unamortized portion of a beneficial conversion discount related to the exercise of an option to purchase 20 shares of Series A preferred with attached warrants by a certain former chief executive officer and our former chairman. Personnel expense was reduced by a $146,000 credit for the nine months ended September 30, 2008 for the reversal of charges related to stock options and restricted shares granted to a former officer and certain employees when we terminated most of our workforce.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $175,154, working capital deficiency of $8,093,335 and stockholders’ deficiency of $7,544,011. As of December 31, 2007, we had a cash balance of $1,301,795, working capital deficiency of $886,185 and stockholders’ deficiency of $52,906. We realized a net loss of $2,484,047 for the nine months ended September 30, 2008.

Net cash used in operating activities was $1,543,285 for the nine months ended September 30, 2008, as compared to $6,004,151 used for the nine months ended September 30, 2007. This reflects significantly higher payroll and other obligations during the 2007 period.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $432,243 compared to $8,492,113 provided for in the nine months ended September 30, 2007, which reflects our Series A private placement in June and July 2007.

Net cash used in investing activities during the nine months ended September 30, 2008 was $7,800, as compared to $77,166 cash used in investing activities for the nine months ended September 30, 2007. We purchased additional equipment in the first nine months of 2007 and had a number of patent renewals in that period. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, and as may be required in the future.

We believe that our cash and cash equivalents on hand at September 30, 2008 of $175,154, and the additional funds we will need to raise in 2008, may enable us to continue our operations for the next twelve months. We continue to seek additional funds through the sale of our securities to the public and through private placements, debt financing or other short-term loans. We may not be able to secure any future financing nor may we be able to reach the larger patient population markets of persons with venous leg ulcers and diabetic foot ulcers, with funds that we may be able to raise. We are also likely to continue to encounter difficulties which are common to development stage companies, including unanticipated costs relating to development, delays in the testing of products, regulatory approval and compliance and competition. If we are not able to secure financing through the end of the FDA process and /or if we do not obtain FDA clearance for the sale of ORCEL in its cryopreserved form for the treatment of venous leg ulcers, it may be difficult to impossible for us to raise capital to continue our business operations. There can be no assurances that we can raise additional funds. Even if we are able to raise additional funds we will have to rely on certain of our former employees resuming their positions with us, or our finding adequate replacements for them, in order to continue our business operations.

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

While we have arranged for payment of some of our obligations over a period of time, and have to make other payments of past due obligations to our current and ongoing suppliers, our ability to make payments we have agreed to pay and to insure continued receipt of needed supplies, and to continue reducing our past due obligations, will depend on our ability to secure needed financing. As of September 30, 2008, we owed $2.1 million to trade creditors of which approximately $0.8 million, or 38%, was owed to our contract manufacturer, Lonza Walkersville, Inc. Approximately all of the remaining $1.3 million is past due.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss applicable to common shareholders of $2.6 million during the nine months ended September 30, 2008, and, as of that date, our current liabilities exceeded our current assets by $8.1 million, our total liabilities exceeded our total assets by $7.5 million and we have a deficit accumulated in the development stage of $168.2 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Successful future operations depend upon the successful development and marketing of our ORCEL product. Historically we have funded our operating losses by periodically raising additional capital. If additional funding is not available to us, we will not be able to continue operations. No adjustments have been made to the accompanying financials as a result of this uncertainty.

The table below summarizes contractual obligations and commitments as of September 30, 2008, including principal and interest payments on our debt:

	Total	Less than 1 year
Insurance premium financing payable	$28,535	$28,535
Current maturity of promissory note	67,632	67,632
Bridge note financing	450,000	450,000
Total	$546,167	$546,167

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2008.

Effect of Inflation

Our business is impacted by inflation as it relates to the higher supply costs associated with our various development activities.

Seasonality

Being that we are a development stage company our business is not considered seasonal in nature.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity Price Risk – Our Series A Preferred Stock and Series A and M-1 warrants have certain anti-dilution provisions that would require a waiver by the majority holders of each series of those preferred shares and those warrants to avoid a reduction in the conversion prices of the preferred shares and the exercise prices of the warrants, and a corresponding increase in the number of shares of our common stock into which the preferred shares are convertible or for which those warrants are exercisable, if we sell our common stock (or other securities convertible into, or exercisable for shares of our common stock) at a price lower than the conversion prices of those preferred shares or the exercise prices of those warrants.

Interest Rate Risk – This risk is immaterial due to our low level of outstanding debt.

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008 (“Evaluation Date”) have concluded that our disclosure controls and procedures were effective in timely alerting us to material information relating to us, required to be included in our periodic filings with the Securities and Exchange Commission.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal controls over financial reporting were operating effectively as of September 30, 2008.

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

There were no changes in our internal controls or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the third quarter of 2008.

PART II

Item 1. LEGAL PROCEEDINGS

Columbia University terminated their eviction proceedings as a result of technical deficiencies on August 7, 2008. On August 20, 2008 they served us with a Thirty-Day Notice of Termination of our Monthly Tenancy effectively terminating our tenancy as of September 30, 2008. On October 29, 2008, we received a second notice of eviction. The case is next scheduled for a hearing on November 24, 2008. We hope to settle this matter amicably.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)	Exhibit No.	Description
10.1
Agreement dated September 22, 2008 by and between Paul Royalty Fund, L.P. and Forticell Bioscience, Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K dated September 16, 2008, filed with the Commission on September 22, 2008, Commission File No. 0-27368)

10.2
Security Agreement dated September 22, 2008 between Paul Royalty Fund, L.P. and Forticell Bioscience, Inc. (Incorporated by reference to Exhibit 10.2 of Form 8-K dated September 16, 2008, filed with the Commission on September 22, 2008, Commission File No. 0-27368)

10.3
Patent Security Agreement dated September 22, 2008 between Paul Royalty Fund, L.P. and Forticell Bioscience, Inc. (Incorporated by reference to Exhibit 10.3 of Form 8-K dated September 16, 2008, filed with the Commission on September 22, 2008, Commission File No. 0-27368)

10.4
Release dated September 22 2008 by the Registrant in favor of Paul Royalty Fund, L.P. (Incorporated by reference to Exhibit 10.4 of Form 8-K dated September 16, 2008, filed with the Commission on September 22, 2008, Commission File No. 0-27368)

10.5
Release dated September 22, 2008 by Paul Royalty Fund, L.P. in favor of Forticell Bioscience, Inc. (Incorporated by reference to Exhibit 10.5 of Form 8-K dated September 16, 2008, filed with the Commission on September 22, 2008, Commission File No. 0-27368)

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

Registrant:

FORTICELL BIOSCIENCE, INC.

Date: November 7, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Alan W. Schoenbart
Alan W. Schoenbart
Chief Financial Officer